Form 10-Q
period 1996-03-31
BELL MICROPRODUCTS INC
filed 1996-05-15
CIK 900708

No. pages 14
                                                          index exhibit pg. none


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         ( Mark one )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1996
                                            --------------

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to  ____________

         Commission file number       0-21528
                                      -------

                             Bell Microproducts Inc.
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                                              94-3057566
- ------------------------------------                        --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1941 Ringwood Avenue, San Jose, California                       95131-1721
- --------------------------------------------------------------------------------
(Address of principal executive offices )                        (Zip Code)

  (408) 451-9400
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code )

         N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X              No            initial report, previously
              --------              --------   not required to file

Common Stock, $.01 Par Value --  Number of Shares Outstanding at
                                 March 31, 1996:  8,325,017

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q


                                                                                              Page
PART  I  -  FINANCIAL INFORMATION                                                            Number
                                                                                             ------
          Item 1:       Financial Statements

                           Condensed Balance Sheets - March 31, 1996 and December 31, 1995       3

                           Condensed Statements of Operations - Three months ended March 31,
                           1996 and 1995                                                         4

                           Condensed Statements of Cash Flows - Three months ended March 31,
                           1996 and 1995                                                         5

                           Notes to Condensed Financial Statements                               6


          Item 2:      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                       7

PART II  -  OTHER INFORMATION

          Item 6.          Exhibits and reports                                                 12

          Signature                                                                             13


PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                             Bell Microproducts Inc.
                            Condensed Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                                      March 31,        December 31,
                                                                                                        1996              1995
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                                                             $    419              $  2,489
     Accounts receivable, net                                                                           75,882                65,266
     Inventories                                                                                        67,283                70,262
     Deferred and refundable income taxes                                                                3,036                 3,418
     Prepaid expenses and other current assets                                                             752                   841
                                                                                                      --------              --------
                  Total current assets                                                                 147,372               142,276
Property and equipment, net                                                                              7,948                 7,861
Goodwill                                                                                                 6,909                 6,987
Other assets                                                                                               251                   153
                                                                                                      --------              --------
     Total assets                                                                                     $162,480              $157,277
                                                                                                      ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable, current portion                                                                   $    152              $     15
     Accounts payable                                                                                   41,371                31,596
     Other accrued liabilities                                                                           4,797                 2,705
     Current portion of capitalized lease
        obligations                                                                                      1,130                 1,046
                                                                                                      --------              --------
                  Total current liabilities                                                             47,450                35,362

Line of credit                                                                                          46,000                54,500
Notes payable, less current portion                                                                        147                   294
Capitalized lease obligations, less current portion                                                      4,758                 4,659
                                                                                                      --------              --------
     Total liabilities                                                                                  98,355                94,815
                                                                                                      --------              --------

Commitments and contingencies
Shareholders' equity:

     Common Stock, $0.01 par value, 20,000 shares
       authorized; 8,325 and 8,323 issued and outstanding                                              50,841                50,841
     Retained earnings                                                                                 13,284                11,621
                                                                                                      --------              --------
         Total shareholders' equity                                                                    64,125                62,462
                                                                                                      --------              --------
                                                                                                     $162,480              $157,277
     Total liabilities and shareholders' equity                                                       ========              ========


            See accompanying notes to condensed financial statements.


                             BELL MICROPRODUCTS INC.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                   Three months ended March 31,
                                                  ------------------------------
                                                    1996                 1995
                                                    ----                 ----

Sales                                              $ 115,431          $  72,927
Cost of sales                                        101,809             63,816
                                                   ---------          ---------
Gross profit                                          13,622              9,111

Marketing, general and
   administrative expenses                             9,759              6,434
                                                   ---------          ---------
Income from operations                                 3,863              2,677
Interest expense                                        (995)              (703)
                                                   ---------          ---------
Income before income taxes                             2,868              1,974
Provision for income taxes                            (1,205)              (839)
                                                   ---------          ---------

Net income                                         $   1,663          $   1,135
                                                   =========          =========

Earnings per share                                 $     .20          $     .14
                                                   =========          =========

Weighted average common
   shares and equivalents                              8,423              8,269
                                                   =========          =========


            See accompanying notes to condensed financial statements.


                             Bell Microproducts Inc.
                       Condensed Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)


                                                                                                        Three months ended March 31,
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1996               1995
                                                                                                          ----               -----
Cash flows from operating activities:
Net income                                                                                               $  1,663          $  1,135
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
         Depreciation and amortization                                                                        612               312
         Change in deferred and refundable income taxes                                                       382              --
         Changes in assets and liabilities:
              Accounts receivable                                                                         (10,616)            2,380
              Inventories                                                                                   2,979            11,092
              Prepaid expenses                                                                                 89                49
              Other assets                                                                                    (98)               97
              Accounts payable                                                                              9,776           (19,338)
              Other accrued liabilities                                                                     2,092               802
                                                                                                         --------          --------

                Net cash provided by (used in) operating activities                                         6,879            (3,471)
                                                                                                         --------          --------

Cash flows from investing activities:
Acquisition of property and equipment                                                                        (178)             (235)
                                                                                                         --------          --------

                Net cash used in investing activities                                                        (178)             (235)
                                                                                                         --------          --------

Cash flows from financing activities:
Net borrowings/(repayments) under line of credit agreement                                                 (8,500)            4,300
Proceeds from issuance of common stock                                                                       --                   5
Principal payments on long term liabilities                                                                  (271)             (107)
                                                                                                         --------          --------

                Net cash provided by (used in) financing  activities                                       (8,771)            4,198
                                                                                                         --------          --------

Net increase/(decrease) in cash                                                                            (2,070)              492
Cash at beginning of period                                                                                 2,489             1,402
                                                                                                         --------          --------

Cash at end of period                                                                                    $    419          $  1,894
                                                                                                         ========          ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                                                        $    792          $    581
         Income taxes                                                                                          17               161
    Obligations incurred under capital leases                                                                 443             1,738


            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation:

         The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This quarterly report on Form 10-Q should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.


Note 2 - Inventories:

         A summary of inventories follows (in thousands):

                                                       March 31,  December 31,
                                                         1996        1995
                                                         ----        ----
      Purchased components and materials               $55,110     $64,998
      Work-in-process                                   12,173       5,264
                                                       -------     -------

      Total                                            $67,283     $70,262
                                                       =======     =======

Note 3 - Property and Equipment:

         A summary of property and equipment follows (in thousands):

                                                  March 31,      December 31,
                                                    1996           1995
                                                    ----           ----
      Manufacturing and test
        equipment                                $  7,509        $  7,452
      Warehouse equipment                             134             134
      Furniture and fixtures                        1,006             941
      Computer and other
        equipment                                   2,194           1,695
                                                 --------        --------
                                                   10,843          10,222
      Accumulated depreciation                     (2,895)         (2,361)
                                                 --------        --------

      Total                                      $  7,948        $  7,861
                                                 ========        ========

Note 4 - Line of Credit

         On May 23, 1995, the Company entered into an Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The agreement increased the Company's $35 million revolving line of credit and $5 million term loan facilities to $70 million with provision for increases to $80 million to provide working capital for the Company. The syndicate includes Sumitomo Bank of California, Union Bank, The First National Bank of Boston, Comerica Bank - California and The Sumitomo Bank, Limited. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. The revolving line of credit has a final payment due date of May 31, 1997. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants, however, there can be no assurance that the Company will be in compliance in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially, adversely affected. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three months ended March 31, 1996 compared to three months ended March 31, 1995

         Sales were $115.4 million for the quarter ended March 31, 1996, which represented an increase of $42.5 million, or 58.3% over the same quarter in 1995. Substantially all of the increase in sales was attributable to greater unit sales within existing product lines, increased sales volume through the Company's manufacturing division (Quadrus), expansion of the customer base and the addition of new product lines. Semiconductor sales increased in the first quarter of 1996, principally as a result of sales growth in existing product lines. Computer product (principally disk drives) sales growth in the first quarter of 1996 was primarily due to higher unit sales and a larger proportion of value added and subsystem sales, which command higher average selling prices. Manufacturing sales increased in the first quarter of 1996 as a result of increased sales to new and existing customers, enabled by increased manufacturing equipment capacity. For the quarter ended March 31, 1996, Quantum, one of the Company's largest suppliers, provided products which represented 34.7% of the Company's sales, as compared to 25.7% in the same quarter in 1995. The loss of Quantum or any other significant supplier would have a material, adverse effect on the Company's results of operations.

         The Company's gross profit for the first quarter of 1996 was $13.6 million, which was $4.5 million, or 49.5% higher than the first quarter of 1995. As a percentage of sales, gross margin was 11.8% in the first quarter of 1996 compared to 12.5% in the first quarter of 1995. The decrease in gross margin was primarily due to increased computer product and manufacturing sales as a percentage of total sales, which contributed lower margins. Gross margins may fluctuate quarterly due to the mix of products sold to customers.

         Marketing, general and administrative expenses increased to $9.8 million in the first quarter of 1996 from $6.4 million in the first quarter of 1995, an increase of 53.1%, but decreased as a percentage of sales to 8.5% in the first quarter of 1996, compared to 8.8% for the same period last year. The decline in marketing, general and administrative expenses as a percentage of sales was primarily attributable to the Company's successful efforts to control costs while increasing sales, and a higher portion of sales from large volume orders, particularly for disk drives and certain semiconductor devices, both of which resulted in lower operating expenses as a percentage of sales. The increase in expenses was attributable to the Company's continuing effort to expand its sales and marketing organization, and the addition of operating expenses related to the manufacturing division.

         Interest expense was $995,000 in the first quarter of 1996 as compared to $703,000 in the first quarter of 1995. The increase in interest expense was due to increased bank borrowings to fund the Company's working capital needs.

         Net income grew to $1,663,000 in the first quarter of 1996 from $1,135,000 in the same period last year. The increase was due primarily to increased sales and decreased expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its working capital requirements principally through borrowings under bank lines of credit and sales of equity securities. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth. On May 26, 1994, the Company acquired Vantage Components Inc. (Vantage) for a purchase price of $11,806,000, which included cash of $5,300,000 (funded via Bell Microproducts' line of credit and term loan facilities), the issuance of 489,281 shares of Bell Microproducts Common Stock, the issuance of promissory notes totaling $750,000 and acquisition costs. In November 1994 the Company completed a public offering of approximately 2.6 million shares of its Common Stock for net proceeds of $27.3 million.

         On May 23, 1995, the Company increased its revolving line of credit to $70 million with provision for increases to $80 million to provide working capital for the Company. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. The revolving line of credit has a final payment due date of May 31, 1997. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants, however, there can be no assurance that the Company will be in compliance in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially, adversely affected. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates acquisitions from time to time and may utilize its line of credit to acquire complimentary businesses, provided consent from its banks is obtained.

         Net cash provided by operating activities for the three months ended March 31,1996 was $6.9 million. The Company's accounts receivable as of March 31, 1996 increased to $75.9 million from $65.3 million as of December 31, 1995 as a result of the Company's increased sales. The Company's inventories as of March 31, 1996 decreased to $67.3 million from $70.3 million as of December 31, 1995 primarily as a result of the increased emphasis on inventory management programs and reduced purchases at the end of the quarter. The Company's accounts payable increased to $41.4 million as of March 31, 1996 from $31.6 million as of December 31, 1995, primarily due to the Company's efforts to negotiate better payment terms with certain suppliers as well as timing issues related to inventory receipts and payments. The Company's cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth.

RISK FACTORS

         In evaluating the Company's business, prospective investors should carefully consider the following risk factors in addition to the other information set forth herein or incorporated herein by reference. This report on Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities

Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and in the documents incorporated by reference herein. Forward looking statements are indicated by an asterisk immediately following the relevant statement.

Potential Fluctuations in Quarterly Operating Results and Effect on Liquidity

         The Company's quarterly operating results have in the past and could in the future fluctuate substantially. The Company's expense levels are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be adversely affected. Factors affecting quarterly operating results include the timing of delivery of products from suppliers, the product mix sold by the Company, the percent of revenue derived from distribution versus contract manufacturing, managing Company inventory in both the contract manufacturing ("Quadrus") division and the distribution division, availability of products from suppliers, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected and price competition for products sold by the Company, including the Company's ability to sell inventory at anticipated prices. Due in part to supplier rebate programs and increased sales by the Company near the end of each quarter, a significant portion of the Company's gross profit has historically been earned by the Company in the third month of its quarter. Failure to receive products from its suppliers in a timely manner or the discontinuance of rebate programs could have a material adverse effect on the Company's results of operations in a particular quarter. In addition, price competition for the products sold by the Company is intense and could result in gross margin declines, which could have an adverse effect on the Company's results of operations. In various periods in the past, the Company's operating results have been affected by these factors. In particular, during the last quarter of 1995, a sharp decline in DRAM prices and a general softening in the semiconductor market and an increase in the Company's allowance for doubtful accounts had a material adverse effect on the Company's results of operations, causing the Company to report a quarterly net loss of $848,000. As a result of this quarterly loss, the Company was out of compliance with one of its covenants in its line of credit agreement. The Company received a waiver from its banks regarding this noncompliance. However, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its line of credit agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that any of the foregoing factors will not materially adversely affect future operating results.

Dependence on Suppliers

         The Company relies on a limited number of suppliers for products which represent a significant portion of its sales. For the quarter ended March 31, 1996, sales of Quantum products represented 34.7% of the Company's sales, and for the quarter ended March 31, 1995, sales of Quantum products represented 25.7% of the Company's sales. The Company's distribution agreement with Quantum is cancelable upon 90 days' notice. In the past, distribution arrangements with significant suppliers have been terminated and there can be no assurance that, in the future, one or more of the Company's significant distributor relationships will not be terminated. The loss of Quantum or any significant supplier could have a material adverse effect on the Company's results of operations. As the Company enters into distribution relationships with new suppliers, other competitive suppliers may choose to terminate their distribution arrangements with the Company with minimal notice. In the fourth quarter of 1994, Integrated Device Technology terminated its distribution agreement with the Company. This supplier accounted for approximately $1.8 million and $430,000 of the Company's sales and gross profit, respectively, for the quarter ended September 30, 1994. In the first quarter of 1996, Hitachi America Ltd. did not renew its distribution agreement with the Company. This supplier accounted for approximately $1.7 million and $297,000 of the Company's sales and gross profit respectively, for the quarter ended December 31, 1995. To the extent that the Company is unable to enter into or maintain distribution arrangements with leading suppliers of components and computer products, the Company's sales and operating results could be materially adversely affected.

         The Company has entered into agreements with most of its distribution suppliers which generally provide the Company with price protection and limited inventory rotation rights. There can be no assurance that such agreements will not be canceled, or that price protection and inventory rotation policies will provide complete protection or will not be changed in the future. If the Company were to purchase significant amounts of products on terms that do not include effective price protection or inventory rotation rights, it would bear the risk of obsolescence and price fluctuation for those products. In particular, in February 1996 the Company reported 1995, fourth quarter charges of $2.5 million, net of tax, approximately $1.6 million related to inventory valuation issues of certain DRAM products and approximately $900,000 related to an increase in the allowance for doubtful accounts. These products were not subject to the price protection and inventory rotation rights normally applicable to components purchased from the Company's franchised suppliers. There can be no assurance that the Company will not have to take additional charges to earnings in the future due to inventory valuation issues, which could have a material adverse effect on the Company's results of operations.

Dependence on the Personal Computer Industry

         Many of the products the Company sells are used in the manufacture or configuration of personal computers. These products are characterized by rapid technological change, short product life cycles and intense competition. The personal computer industry has experienced significant unit volume growth over the past three years, which has in turn increased demand for many of the products distributed by the Company. Recently, however, there appears to be lower than expected growth of the personal computer industry. Any slowdown in the growth of the personal computer industry, or growth at less than expected rates, could adversely affect the Company's ability to continue its recent revenue growth. In addition, many of the Company's customers in the personal computer industry are subject to the risks of significant shifts in demand and severe price pressures, which may increase the risk that the Company may not be able to collect accounts receivable owed by some of its customers. In particular, one of the Company's customers recently filed for bankruptcy, which was the principal reason for the Company to increase its allowance for doubtful accounts by approximately $900,000, net of tax, in the fourth quarter of 1995. To the extent the Company is unable to collect its accounts receivable, the Company's results of operations will be adversely affected.

Cyclical Nature of the Semiconductor and Disk Drive Industries

         Semiconductors and disk drives have represented a significant portion of the Company's sales and the Company believes they will continue to do so in future periods.* Both the semiconductor and the disk drive industries have historically been characterized by fluctuations in product supply and demand and, consequently, severe fluctuations in price. In the event of excess supply of disk drives or semiconductors, the Company's gross margins may be adversely affected. In the event of a shortage of supply of disk drives or semiconductors, the Company's results of operations will depend on the amount of product allocated to the Company by its suppliers and the timely receipt of such allocations. Additionally, technological change in the semiconductor industry in the past has caused prices to decrease, sometimes affecting the Company's gross margins. Other technological changes that affect the demand for and prices of the products distributed by the Company may further effect the Company's gross margins.

Management of Growth

         The Company has grown rapidly in recent years, with sales increasing from $34 million in 1991 to $346 million in 1995. The Company intends to continue to pursue its growth strategy through increasing sales of existing and new product offerings, as well as through acquisitions. This strategy, particularly as evidenced by the Vantage acquisition, will require increased personnel, expanded information systems and additional financial and administrative control procedures. There can be no assurance that the Company will be able to attract and retain qualified personnel, further develop accounting and control systems or successfully manage expanding operations, including an increasing number of supplier and customer relationships and geographically dispersed locations. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth.

Competition

         The semiconductor and computer products distribution industry is highly competitive. The Company generally competes for both supplier and customer relationships with numerous local, regional and national authorized and unauthorized distributors, and for customer relationships with semiconductor and computer product manufacturers, including some of its own suppliers. Many such competitors are larger, more established and have greater name recognition and financial and other resources than the Company. Price is a substantial competitive factor in both the semiconductor and disk drive industries. There can be no assurance that the Company will be able to compete successfully with existing or new competitors and failure to do so would have a material adverse effect on the Company's results of operations.

         The contract manufacturing industry is highly competitive. The Company competes against numerous domestic and offshore manufacturers. Many of such competitors are larger, more established and have greater name recognition and financial and other resources than the Company. The Company's manufacturing operations have achieved profitability recently. There can be no assurance that such operations will continue to be profitable. Further, although manufacturing sales levels increased in 1995 as compared to prior years, due to the highly competitive nature of the contract manufacturing industry there can be no assurance that this trend will continue or that higher sales levels will in fact result in increased profitability. Additionally, the Company's contract manufacturing division is dependent on a relatively limited customer base. Any significant rescheduling or cancellation of orders from these customers, or loss of customers, could have a material adverse effect on the results of operations of such division and on the profitability of the Company.

Dependence on Key Personnel

         The Company's success depends to a significant extent upon the continued contributions of its key employees, particularly, W. Donald Bell, President, Chief Executive Officer and Chairman of the Board. The loss of other key employees could also have a material adverse impact on the Company. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. Competition for such employees is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain highly qualified personnel could have a material adverse effect on the Company's results of operations.

Possible Volatility of Stock Price

         The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to such factors as, among others, variations in the Company's anticipated or actual results of operations and market conditions (which may be unrelated to the Company's operating performance).

Item 6.  Exhibits and reports

         (a)  Exhibits:

              27.  Financial Data Schedule for the quarter ended March 31, 1996.

         (b)  Reports on Form 8-K:
              Report on Form 8-K filed February 27, 1996 reporting fourth quarter and fiscal year 1995 performance.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 15, 1996


                         BELL MICROPRODUCTS INC.





                     By:      Remo E. Canessa
                        ------------------------------
                     Remo E. Canessa, Vice President,
                     Chief Financial Officer, Corporate Controller and Secretary (Principal Financial Officer and Accounting Officer)