Form 10-Q
period 1996-06-30
BELL MICROPRODUCTS INC
filed 1996-08-13
CIK 900708

No. pages 15
                                                          index exhibit pg. none


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         ( Mark one )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1996
                                            -------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to  ____________

         Commission file number       0-21528
                                      -------

                             Bell Microproducts Inc.
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                                      94-3057566
- ------------------------------------                  ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

1941 Ringwood Avenue, San Jose, California                       95131-1721
- --------------------------------------------------------------------------------
(Address of principal executive offices )                     (Zip Code )

  (408) 451-9400
- ---------------------------------------------------------------------------
(Registrant's telephone number, including area code )

         N/A
- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X         No                initial report, previously not
               -------           -------           required to file

Common Stock, $.01 Par Value --  Number of Shares Outstanding at
- ----------------------------       June 30, 1996:  8,386,083

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q


                                                                           Page
PART  I  -  FINANCIAL INFORMATION                                         Number
                                                                          ------
  Item 1:    Financial Statements

                Condensed Balance Sheets - June 30, 1996 and
                December 31, 1995                                             3

                Condensed Statements of Operations - Three months and
                six months ended June 30, 1996 and 1995                       4

                Condensed Statements of Cash Flows -  Six months
                ended June 30, 1996 and 1995                                  5

                Notes to Condensed Financial Statements                       6


  Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7

PART II  -  OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders             13

  Item 6.    Exhibits and Reports                                            14

  Signature                                                                  15

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                             Bell Microproducts Inc.
                            Condensed Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)


                                                                      June 30,                       December 31,
                                                                        1996                             1995
 --------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
      Cash                                                            $  2,939                        $  2,489
      Accounts receivable, net                                          65,719                          65,266
      Inventories                                                       63,500                          70,262
      Deferred and refundable income taxes                               3,035                           3,418
      Prepaid expenses and other current assets                          1,017                             841
                                                              ---------------------           ----------------------
                   Total current assets                                136,210                         142,276

 Property and equipment, net                                             8,977                           7,861
 Goodwill                                                                6,841                           6,987
 Other assets                                                              309                             153
                                                              ---------------------           ----------------------
      Total assets                                                    $152,337                        $157,277
                                                              =====================           ======================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Notes payable, current portion                                  $    147                        $     15
      Accounts payable                                                  37,893                          31,596
      Other accrued liabilities                                          5,352                           2,705
      Current portion of capitalized lease
         obligations                                                     1,379                           1,046
                                                              ---------------------           ----------------------
                   Total current liabilities                            44,771                          35,362

 Line of credit                                                         35,500                          54,500
 Notes payable, less current portion                                       147                             294
 Capitalized lease obligations, less current portion                     5,599                           4,659
                                                              ---------------------           ----------------------
      Total liabilities                                                 86,017                          94,815
                                                              ---------------------           ----------------------

 Commitments and contingencies
 Shareholders' equity:
      Common Stock, $0.01 par value, 20,000 shares
        authorized; 8,386 and 8,323 issued and outstanding              51,182                          50,841
      Retained earnings                                                 15,138                          11,621
                                                              ---------------------           ----------------------
          Total shareholders' equity                                    66,320                          62,462
                                                              ---------------------           ----------------------

      Total liabilities and shareholders' equity                      $152,337                        $157,277
                                                              =====================           ======================

            See accompanying notes to condensed financial statements.

                             BELL MICROPRODUCTS INC.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                       Three months ended                   Six months ended
                                 -----------------------------     ------------------------------
                                    6/30/96          6/30/95          6/30/96          6/30/95
                                 -------------    ------------     -------------    -------------

Sales                               $113,644         $ 80,529          $229,075         $153,456
Cost of sales                         99,020           70,117           200,829          133,933
                                 -------------    ------------     -------------    -------------
Gross profit                          14,624           10,412            28,246           19,523

Marketing, general and
   administrative expenses            10,518            6,848            20,277           13,282
                                 -------------    ------------     -------------    -------------
Income from operations                 4,106            3,564             7,969            6,241
Interest expense                        (909)            (718)           (1,904)          (1,421)
                                 -------------    ------------     -------------    -------------
Income before income taxes             3,197            2,846             6,065            4,820
Provision for income taxes             1,343            1,225             2,548            2,064
                                 -------------    ------------     -------------    -------------

Net income                          $  1,854         $  1,621          $  3,517         $  2,756
                                 =============    ============     =============    =============

Earnings per share                  $    .22         $    .20          $    .41         $    .33
                                 =============    ============     =============    =============

Weighted average common
   shares and equivalents              8,539            8,233             8,481            8,251
                                 =============    ============     =============    =============


            See accompanying notes to condensed financial statements.


                             Bell Microproducts Inc.
                       Condensed Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                                                  Six months ended June 30,
 -------------------------------------------------------------------------------------------------------------
                                                                                   1996               1995
                                                                              --------------     -------------
 Cash flows from operating activities:
 Net income                                                                    $    3,517        $     2,756
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
          Depreciation and amortization                                             1,286                686
          Change in deferred and refundable income taxes                              383                  -
          Changes in assets and liabilities:
               Accounts receivable                                                   (453)            (5,753)
               Inventories                                                          6,762             (1,675)
               Prepaid expenses                                                      (176)              (250)
               Other assets                                                          (156)                72
               Accounts payable                                                     6,297             (8,797)
               Other accrued liabilities                                            2,647              1,337
                                                                              --------------     -------------

                 Net cash provided by (used in) operating activities               20,107            (11,624)
                                                                              --------------     -------------

 Cash flows from investing activities:
 Acquisition of property and equipment                                               (411)              (507)
                                                                              --------------     -------------

                 Net cash used in investing activities                               (411)              (507)
                                                                              --------------     -------------

 Cash flows from financing activities:
 Net borrowings/(repayments) under line of credit agreement                       (19,000)            17,329
 Repayments under term loan                                                             -             (5,000)
 Proceeds from issuance of common stock                                               341                489
 Principal payments on long term liabilities                                         (587)              (594)
                                                                              --------------     -------------

                 Net cash provided by (used in) financing  activities             (19,246)            12,224
                                                                              --------------     -------------

 Net increase in cash                                                                 450                 93
 Cash at beginning of period                                                        2,489              1,402
                                                                              --------------     -------------

 Cash at end of period                                                         $    2,939        $     1,495
                                                                              ==============     =============

 Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                             $    1,825        $     1,289
          Income taxes                                                         $    1,620        $     1,097
     Obligations incurred under capital leases                                 $    1,845        $     2,638
     Common Stock issued on conversion of Note Payable                                  -        $       772

            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation:

         The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This quarterly report on Form 10-Q should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The operating results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.


Note 2 - Inventories:

         A summary of inventories follows (in thousands):

                                                  June 30,      December 31,
                                                    1996            1995
                                                  -------         -------
           Purchased components and materials
                                                  $51,533         $64,998
           Work-in-process                         11,967           5,264
                                                  -------         -------

           Total                                  $63,500         $70,262
                                                  =======         =======

Note 3 - Property and equipment:

         A summary of property and equipment follows (in thousands):

                                              June 30,       December 31,
                                                1996            1995
                                            -----------      ----------
           Manufacturing and test
             equipment                       $   8,861       $   7,452
           Warehouse equipment                     174             134
           Furniture and fixtures                1,021             941
           Computer and other
             equipment                           2,411           1,695
                                            -----------      ----------
                                                12,467          10,222
           Accumulated depreciation             (3,490)         (2,361)
                                            -----------      ----------

           Total                             $   8,977       $   7,861
                                            ===========      ==========

Note 4 - Line of Credit

         On June 25, 1996, the Company entered into an amendment to the Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $70 million revolving line of credit to $80 million and extended the maturity date to May 31, 1998. The syndicate includes Sumitomo Bank of California, Union Bank, The First National Bank of Boston, Comerica Bank - California and The Sumitomo Bank, Limited. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants, however, there can be no assurance that the Company will be in compliance in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially, adversely affected. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three months ended June 30, 1996 compared to three months ended June 30, 1995

         Sales were $113.6 million for the quarter ended June 30, 1996, which represented an increase of $33.1 million, or 41.1% over the same quarter in 1995. Substantially all of the increase in sales was attributable to greater unit sales within existing product lines and increased sales volume through the Company's manufacturing division (Quadrus). Semiconductor sales decreased in the second quarter of 1996 compared to the same quarter in 1995 primarily due to decreased sales of memory products of a certain supplier and the discontinuation of the distribution agreement with Hitachi America Ltd. Computer product (principally disk drives) sales increased substantially in the second quarter of 1996 due to higher unit sales and a larger proportion of value added and subsystem sales, which command higher average selling prices. Manufacturing sales increased in the second quarter of 1996 as a result of increased sales to new and existing customers, enabled by increased manufacturing equipment capacity and utilization. For the quarter ended June 30, 1996, Quantum, one of the Company's largest suppliers, provided products which represented 30.0% of the Company's sales, as compared to 22.4% in the same quarter in 1995. The loss of Quantum or any other significant supplier would have a material, adverse effect on the Company's results of operations.

         The Company's gross profit for the second quarter of 1996 was $14.6 million, which was $4.2 million, or 40.5% higher than the second quarter of 1995. Gross margin remained at 12.9% in the second quarter of 1996 compared to 12.9% in the same quarter of 1995. Gross margins may fluctuate quarterly due to the mix of products sold to customers.

         Marketing, general and administrative expenses increased to $10.5 million in the second quarter of 1996 from $6.8 million in the second quarter of 1995, which represented a growth of 54.4%. The increase in expenses was primarily attributable to the Company's continuing effort to expand its sales and marketing organization and additional operating expenses related to growth in the manufacturing division. Due to increased sales volume and changing market conditions, the Company also increased its provision for doubtful accounts during the second quarter of 1996.

         Interest expense was $909,000 in the second quarter of 1996 as compared to $718,000 in the second quarter of 1995. The increase in interest expense was primarily due to increased bank borrowings.

         Net income grew to $1,854,000 in the second quarter of 1996 from $1,621,000 in the same period last year. The increase was due primarily to sales growth and increased gross profit, which was partially reduced by increased marketing, general and administrative expenses and interest expense.

Six months ended June 30, 1996 compared to six months ended June 30, 1995

         Sales were $229.1 million for the six months ended June 30, 1996, which represented an increase of $75.6 million, or 49.3% over the same period in 1995. Substantially all of the increase in sales was attributable to greater unit sales within existing product lines, increased sales volume through the Company's manufacturing division (Quadrus), and expansion of the customer base. Semiconductor sales increased slightly in the first six months of 1996. Sales increased across most semiconductor product lines, however the increase was partially offset by decreased sales of memory products of a certain supplier, and the discontinuation of the Hitachi product line. Computer product (principally disk drives) sales growth increased substantially in the first six months of 1996 compared to the first six months of 1995. The increased sales were due primarily to higher unit sales and a larger proportion of value-added and subsystem sales, which command higher average selling prices. Manufacturing sales also increased substantially in the first six months of 1996 as a result of increased sales to new and existing customers, enabled by increased manufacturing equipment capacity.

         The Company's gross profit for the first six months of 1996 was $28.2 million, an increase of $8.7 million, or 45% over the first six months of 1995. Gross margin was 12.3% in the first six months of 1996 compared to 12.7% in the first six months of 1995. The decrease in gross margin was primarily due to increased computer product sales as a percentage of total sales, which contributed lower margins.

         Marketing, general and administrative expenses increased to $20.3 million in the first six months of 1996 from $13.3 million in the first six months of 1995, a 53% increase. The increase in expenses was attributable to the Company's continuing effort to expand its sales and marketing organizations, and to additional operating expenses related to growth in the manufacturing division. Due to increased sales volume and changing market conditions, the Company also increased its provision for doubtful accounts during the first six months of 1996. As a percentage of sales, expenses were 8.9% in the first six months of 1996 compared to 8.7% in the same period last year.

         Interest expense was $1.9 million in the first six months of 1996 as compared to $1.4 million in the same period in 1995. The increase in interest expense is primarily related to increased borrowings on the Company's revolving line of credit.

         Net income grew to $3,517,000 in the first six months of 1996 compared to $2,756,000 in the same period of 1995. The increase was due primarily to sales growth and increased gross profit, partially reduced by increased marketing, general and administrative expenses and interest expense.

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

         On June 25, 1996, the Company increased its revolving line of credit from $70 million to $80 million to provide working capital for the Company. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. The revolving line of credit has a final payment due date of May 31, 1998. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants, however, there can be no assurance that the Company will be in compliance in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially, adversely affected. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         The Company's inventories as of June 30, 1996 decreased to $63.5 million from $70.3 million as of December 31, 1995 primarily as a result of the increased emphasis on inventory management programs and reduced purchases at the end of the period. The Company's accounts payable increased to $37.9 million as of June 30, 1996 from $31.6 million as of December 31, 1995, primarily due to the Company's efforts to negotiate more favorable payment terms with certain suppliers as well as timing issues related to inventory receipts and payments. The Company's future cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth.

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

Potential Fluctuations in Quarterly Operating Results and Effect on Liquidity

         The Company's quarterly operating results have in the past and could in the future fluctuate substantially. The Company's expense levels are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be adversely affected. Factors affecting quarterly operating results include the timing of delivery of products from suppliers, the product mix sold by the Company, the percent of revenue derived from distribution versus contract manufacturing, managing Company inventory in both the contract manufacturing ("Quadrus") division and the distribution division, availability of products from suppliers, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected and price competition for products sold by the Company, including the Company's ability to sell inventory at anticipated prices. Due in part to supplier rebate programs and increased sales by the Company near the end of each quarter, a significant portion of the Company's gross profit has historically been earned by the Company in the third month of each quarter. Failure to receive products from its suppliers in a timely manner or the discontinuance of rebate programs could have a material adverse effect on the Company's results of operations in a particular quarter. In addition, price competition for the products sold by the Company is intense and could result in gross margin declines, which could have an adverse effect on the Company's results of operations. In various quarters in the past, the Company's operating results have been affected by these factors. In particular, during the last quarter of 1995, a sharp decline in DRAM prices and a general softening in the semiconductor market and an increase in the Company's allowance for doubtful accounts had a material adverse effect on the Company's results of operations, causing the Company to report a quarterly net loss of $848,000. As a result of this quarterly loss, the Company was out of compliance with one of its covenants in its revolving line of credit agreement. The Company received a waiver from its banks regarding this noncompliance. However, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its revolving line of credit agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that any of the foregoing factors will not materially adversely affect future operating results.

Dependence on Suppliers

         The Company relies on a limited number of suppliers for products which represent a significant portion of its sales. For the quarter ended June 30, 1996, sales of Quantum products represented 30.0% of the Company's sales, and for the quarter ended June 30, 1995, sales of Quantum products represented 22.4% of the Company's sales. The Company's distribution agreement with Quantum is cancelable upon 90 days' notice. In the past, distribution arrangements with significant suppliers have been terminated and there can be no assurance that, in the future, one or more of the Company's significant distributor relationships will not be terminated. The loss of Quantum or any significant supplier could have a material adverse effect on the Company's results of operations. As the Company enters into distribution relationships with new suppliers, other competitive suppliers may choose to terminate their distribution arrangements with the Company with minimal notice. In the fourth quarter of 1994, Integrated Device Technology terminated its distribution agreement with the Company. This supplier accounted for approximately $1.8 million and $430,000 of the Company's sales and gross profit, respectively, for the quarter ended September 30, 1994. In the first quarter of 1996, Hitachi America Ltd. did not renew its distribution agreement with the Company. This supplier accounted for approximately $1.7 million and $297,000 of the Company's sales and gross profit respectively, for the quarter ended December 31, 1995. To the extent that the Company is unable to enter into or maintain distribution arrangements with leading suppliers of components and computer products, the Company's sales and operating results could be materially adversely affected.

         The Company has entered into agreements with most of its distribution suppliers which generally provide the Company with price protection and limited inventory rotation rights. There can be no assurance that such agreements will not be canceled, or that price protection and inventory rotation policies will provide complete protection or will not be changed in the future. If the Company were to purchase significant amounts of products on terms that do not include effective price protection or inventory rotation rights, it would bear the risk of obsolescence and price fluctuation for those products. In particular, in February 1996 the Company reported fourth quarter 1995 charges of $2.5 million, net of tax, of approximately $1.6 million related to inventory valuation issues of certain DRAM products and approximately $900,000 related to an increase in the allowance for doubtful accounts. These products were not subject to the price protection and inventory rotation rights normally applicable to components purchased from the Company's franchised suppliers. There can be no assurance that the Company will not have to take additional charges to earnings in the future due to inventory valuation issues, which could have a material adverse effect on the Company's results of operations.

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

         The contract manufacturing industry is highly competitive. The Company competes against numerous domestic and offshore manufacturers. Many of such competitors are larger, more established and have greater name recognition and financial and other resources than the Company. The Company's manufacturing operations have recently achieved profitability. There can be no assurance that such operations will continue to be profitable. Further, although manufacturing sales levels increased in 1995 as compared to prior years, due to the highly competitive nature of the contract manufacturing industry there can be no assurance that this trend will continue or that higher sales levels will in fact result in increased profitability. Additionally, the Company's contract manufacturing division is dependent on a relatively limited customer base. Any significant rescheduling or cancellation of orders from these customers, or loss of customers, could have a material adverse effect on the results of operations of such division and on the profitability of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Registrant held its Annual Meeting of Shareholders on May 23, 1996.

         At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                   FOR       AGAINST     ABSTENTION    NONVOTES
                                ---------    --------    -----------   --------
         W. Donald Bell         7,591,116       --         413,131        --
         Glenn E. Penisten      7,591,991       --         412,256        --
         Gordon A. Campbell     7,597,567       --         406,680        --
         Jon H. Beedle          7,463,288       --         540,959        --
         Edward L. Gelbach      7,597,942       --         406,305        --

2. Amendment of the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock available for grant under the plan by 145,000 shares.

             FOR          AGAINST          ABSTENTION          NONVOTES
          ---------    -------------    ----------------    -------------
          5,949,895       170,965            58,847           1,824,540

3. Amendments of the Company's Amended and Restated 1988 Incentive Stock Plan to (i) increase the number of shares of Common Stock available for grant by 300,000 shares.

             FOR          AGAINST          ABSTENTION          NONVOTES
          ---------    -------------    ----------------    -------------
          5,098,708       974,594           106,405           1,824,540

4. Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year ending December 31, 1996.

             FOR          AGAINST          ABSTENTION          NONVOTES
          ---------    -------------    ----------------    -------------
          7,968,629         7,050            28,568              --

Item 6. Exhibits and Reports

        (a) Exhibits:

            27. Financial Data Schedule for the quarter ended June 30, 1996.

            99. First Amendment to Second Amended and Restated Credit Agreement.

        (b) Reports on Form 8-K:
            None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 1996


                     BELL MICROPRODUCTS INC.





                     By:      Remo E. Canessa
                        -----------------------------
                     Remo E. Canessa, Vice President,
                     Chief Financial Officer, Corporate Controller and Secretary (Principal Financial Officer and Accounting Officer)