Form 10-Q
period 1996-09-30
BELL MICROPRODUCTS INC
filed 1996-11-14
CIK 900708

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

         For the quarterly period ended:    September 30, 1996
                                            ------------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to  ____________

         Commission file number       0-21528

                                    Bell Microproducts Inc.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                                           94-3057566
------------------------------------                        ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1941 Ringwood Avenue, San Jose, California                     95131-1721
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

(408) 451-9400
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X        No                initial report, previously not
              ---------       ---------      required to file

Common Stock, $.01 Par Value -- Number of Shares Outstanding at September 30, 1996: 8,390,083


                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q



                                                                                              Page
PART  I  -  FINANCIAL INFORMATION                                                            Number
                                                                                             ------
      Item 1:   Financial Statements

                    Condensed Balance Sheets - September 30, 1996 and December 31, 1995        3

                    Condensed Statements of Operations - Three months and nine months
                    ended September 30, 1996 and 1995                                          4

                    Condensed Statements of Cash Flows -  Nine months ended September
                    30, 1996 and 1995                                                          5

                    Notes to Condensed Financial Statements                                    6


      Item 2:   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                            7

PART II  -  OTHER INFORMATION


      Item 6.    Exhibits and Reports                                                         13

      Signature                                                                               14

                                                                               2


PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  Bell Microproducts Inc.
                                 Condensed Balance Sheets
                           (in thousands, except per share data)
                                        (unaudited)

                                                            September 30,     December 31,
                                                                1996            1995
                                                              --------         --------
ASSETS
Current assets:
     Cash                                                     $  2,911         $  2,489
     Accounts receivable, net                                   70,650           65,266
     Inventories                                                77,547           70,262
     Deferred and refundable income taxes                        3,035            3,418
     Prepaid expenses and other current assets                     977              841
                                                              --------         --------
                  Total current assets                         155,120          142,276
Property and equipment, net                                      8,866            7,861
Goodwill                                                         6,763            6,987
Other assets                                                       344              153
                                                              ========         ========
     Total assets                                             $171,093         $157,277
                                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable, current portion                           $    147         $     15
     Accounts payable                                           57,040           31,596
     Other accrued liabilities                                   6,721            2,705
     Current portion of capitalized lease
        obligations                                              1,380            1,046
                                                              --------         --------
                  Total current liabilities                     65,288           35,362

Line of credit                                                  32,000           54,500
Notes payable, less current portion                                147              294
Capitalized lease obligations, less current portion              5,306            4,659
                                                              --------         --------
     Total liabilities                                         102,741           94,815
                                                              --------         --------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 8,390 and 8,323 issued and outstanding
                                                                51,184           50,841
     Retained earnings                                          17,168           11,621
                                                              --------         --------
         Total shareholders' equity                             68,352           62,462
                                                              --------         --------

     Total liabilities and shareholders' equity               $171,093         $157,277
                                                              ========         ========

            See accompanying notes to condensed financial statements.

                                  Bell Microproducts Inc.
                            Condensed Statements of Operations
                           (in thousands, except per share data)
                                        (unaudited)


                                 Three months ended          Nine months ended
                               ---------------------       --------------------
                                9/30/96      9/30/95        9/30/96     9/30/95
                               --------     --------       --------    --------

Sales                          $118,018     $ 89,213       $347,094    $242,669
Cost of sales                   103,855       77,472        304,684     211,405
                               --------     --------       --------    --------
Gross profit                     14,163       11,741         42,410      31,264

Marketing, general and
   administrative expenses        9,896        7,177         30,173      20,459
                               --------     --------       --------    --------
Income from operations            4,267        4,564         12,237      10,805
Interest expense                   (767)        (921)        (2,672)     (2,343)
                               --------     --------       --------    --------
 Income before income taxes       3,500        3,643          9,565       8,462
Provision for income taxes       (1,470)      (1,548)        (4,018)     (3,612)
                               --------     --------       --------    --------

Net income                     $  2,030     $  2,095       $  5,547    $  4,850
                               ========     ========       ========    ========

Earnings per share             $    .24     $    .25       $    .65    $    .58
                               ========     ========       ========    ========

Weighted average common
   shares and equivalents         8,531        8,499          8,498       8,334
                               ========     ========       ========    ========


            See accompanying notes to condensed financial statements.



                                         Bell Microproducts Inc.
                                   Condensed Statements of Cash Flows
                               (Increase/(decrease) in cash, in thousands)
                                               (unaudited)
                                                                        Nine months ended September 30,
-------------------------------------------------------------------------------------------------------
                                                                             1996                1995
                                                                           --------            --------
Cash flows from operating activities:
Net income                                                                 $  5,547            $  4,850
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
         Depreciation and amortization                                        1,903               1,127
         Change in deferred and refundable income taxes                         383                --
         Changes in assets and liabilities:
              Accounts receivable                                            (5,384)            (10,498)
              Inventories                                                    (7,285)              1,471
              Prepaid expenses                                                 (136)               (456)
              Other assets                                                     (191)                 92
              Accounts payable                                               25,444             (14,410)
              Other accrued liabilities                                       4,016               1,791
                                                                           --------            --------

                Net cash provided by (used in) operating activities          24,297             (16,033)
                                                                           --------            --------

Cash flows from investing activities:
Acquisition of property and equipment                                          (403)               (784)
                                                                           --------            --------

                Net cash used in investing activities                          (403)               (784)
                                                                           --------            --------

Cash flows from financing activities:
Net borrowings/(repayments) under line of credit agreement                  (22,500)             22,200
Repayments under term loan                                                     --                (5,000)
Proceeds from issuance of common stock                                          343                 757
Principal payments on long term liabilities                                  (1,315)               (770)
                                                                           --------            --------

                Net cash provided by (used in) financing  activities        (23,472)             17,187
                                                                           --------            --------

Net increase in cash                                                            422                 370
Cash at beginning of period                                                   2,489               1,402
                                                                           --------            --------

Cash at end of period                                                      $  2,911            $  1,772
                                                                           ========            ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                          $  2,601            $  2,161
         Income taxes                                                      $  2,146            $  2,604
    Obligations incurred under capital leases                              $  2,280            $  4,224
    Common Stock issued on conversion of Note Payable                          --              $    772

            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation:

         The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The operating results for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.


Note 2 - Inventories:

         A summary of inventories follows (in thousands):

                                              September 30,      December 31,
                                                 1996                1995
                                              -------------     -------------
         Purchased components and materials
                                                  $65,668          $64,998
         Work-in-process                           11,879            5,264
                                              -------------     -------------

         Total                                    $77,547          $70,262
                                              =============     =============

Note 3 - Property and equipment:

         A summary of property and equipment follows (in thousands):

                                              September 30,       December 31,
                                                  1996                1995
                                              -------------     -------------
         Manufacturing and test
           equipment                            $   8,959          $ 7,452
         Warehouse equipment                          176              134
         Furniture and fixtures                     1,116              941
         Computer and other
           equipment                                2,645            1,695
                                              -------------     -------------
                                                   12,896           10,222
         Accumulated depreciation                  (4,030)          (2,361)
                                              -------------     -------------

         Total                                  $   8,866          $ 7,861
                                              =============     =============

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three months ended September 30, 1996 compared to three months ended September 30, 1995

         Sales were $118.0 million for the quarter ended September 30, 1996, which represented an increase of $28.8 million, or 32.3% over the same quarter in 1995. Substantially all of the increase in sales was attributable to greater unit sales within existing product lines, and increased sales volume through the Company's manufacturing division (Quadrus). Semiconductor sales decreased in the third quarter of 1996 compared to the same quarter in 1995 primarily due to price declines in memory products and the discontinuation of the distribution agreement with Hitachi America Ltd. Computer product sales (principally disk drives) increased substantially in the third quarter of 1996 due to higher unit sales as a result of an increased demand for mass storage products. Manufacturing sales increased in the third quarter of 1996 compared to the same quarter in 1995 as a result of increased sales to new and existing customers, enabled by increased manufacturing equipment utilization and capacity. For the quarter ended September 30, 1996, Quantum, one of the Company's largest suppliers, provided products which represented 38.4% of the Company's sales, as compared to 27.8% in the same quarter in 1995. The loss of Quantum or any other significant supplier would have a material, adverse effect on the Company's results of operations.

         The Company's gross profit for the third quarter of 1996 was $14.1 million, which was $2.4 million, or 20.6% higher than the third quarter of 1995. As a percentage of sales, gross margin was 12.0% in the third quarter of 1996 compared to 13.2% in the same quarter of 1995. The decrease in gross margin was primarily attributable to a greater proportion of computer products sales, which contribute lower margins. Gross margins may fluctuate quarterly due to the mix of products sold to customers.

         Marketing, general and administrative expenses increased to $9.9 million in the third quarter of 1996 from $7.2 million in the third quarter of 1995, which represented a growth of 37.9%. The increase in expenses was primarily attributable to the Company's continuing effort to expand its sales and marketing organization and additional operating expenses related to growth in the manufacturing division. Due to increased sales volume and changing market conditions, the Company also increased its provision for doubtful accounts during the third quarter of 1996.

         Interest expense was $767,000 in the third quarter of 1996 as compared to $921,000 in the third quarter of 1995. The decrease in interest expense was primarily due to decreased bank borrowings.

         Net income was $2,030,000 in the third quarter of 1996, compared to $2,095,000 in the same period last year. The decrease was primarily due to a lower gross margin percentage of sales, increased operating expenses, partially offset by sales growth and decreased interest expense.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

         Sales were $347.0 million for the nine months ended September 30, 1996, which represented an increase of $104.4 million, or 43.0% over the same period in 1995. Substantially all of the increase in sales was attributable to greater unit sales within existing product lines, increased sales volume through the Company's manufacturing division (Quadrus), and expansion of the customer base. Semiconductor sales decreased slightly in the first nine months of 1996 compared to the first nine months of 1995 primarily due to price declines in memory products and the discontinuation of the distribution agreement with Hitachi America Ltd. Computer product sales (principally disk drives) increased substantially in the first nine months of 1996 compared to the first nine months of 1995. The increased sales were due primarily to higher unit sales as a result of an increased demand for mass storage products. Manufacturing sales also increased substantially in the first nine months of 1996 as a result of increased sales to new and existing customers, enabled by increased manufacturing equipment capacity.

         The Company's gross profit for the first nine months of 1996 was $42.4 million, an increase of $11.1 million, or 35.7% over the first nine months of 1995. Gross margin was 12.2% in the first nine months of 1996 compared to 12.9% in the first nine months of 1995. The decrease in gross margin was primarily due to a greater proportion of computer product sales, which contribute lower margins.

         Marketing, general and administrative expenses increased to $30.2 million in the first nine months of 1996 from $20.5 million in the first nine months of 1995, a 47.5% increase. As a percentage of sales, expenses were 8.7% in the first nine months of 1996 compared to 8.4% in the same period last year. The increase in expenses was attributable to the Company's continuing effort to expand its sales and marketing organizations, and to additional operating expenses related to growth in the manufacturing division. Due to increased sales volume and changing market conditions, the Company also increased its provision for doubtful accounts during the first nine months of 1996.

         Interest expense was $2.7 million in the first nine months of 1996 as compared to $2.3 million in the same period in 1995. The increase in interest expense is primarily related to the increase in capital leases in the manufacturing division and increased borrowings on the Company's revolving line of credit.

         Net income grew to $5,547,000 in the first nine months of 1996 compared to $4,850,000 in the same period of 1995. The increase was due primarily to sales growth, partially reduced by increased marketing, general and administrative expenses and interest expense.

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

         The Company's inventories as of September 30, 1996 increased to $77.5 million from $70.3 million as of December 31, 1995 primarily as a result of the company's need to support anticipated future sales requirements and the addition of new product lines. The Company's accounts payable increased to $57.0 million as of September 30, 1996 from $31.6 million as of December 31, 1995, primarily due to the Company's efforts to negotiate more favorable payment terms with certain suppliers as well as timing issues related to inventory receipts and payments. The Company's future cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth.

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

Dependence on Suppliers

         The Company relies on a limited number of suppliers for products which represent a significant portion of its sales. For the quarter ended September 30, 1996, sales of Quantum products represented 38.4% of the Company's sales, and for the quarter ended September 30, 1995, sales of Quantum products represented 27.8% of the Company's sales. The Company's distribution agreement with Quantum is cancelable upon 90 days' notice. In the past, distribution arrangements with significant suppliers have been terminated and there can be no assurance that, in the future, one or more of the Company's significant distributor relationships will not be terminated. The loss of Quantum or any significant supplier could have a material adverse effect on the Company's results of operations. As the Company enters into distribution relationships with new suppliers, other competitive suppliers may choose to terminate their distribution arrangements with the Company with minimal notice. In the first quarter of 1996, Hitachi America Ltd. did not renew its distribution agreement with the Company. This supplier accounted for approximately $1.7 million and $297,000 of the Company's sales and gross profit respectively, for the quarter ended December 31, 1995. To the extent that the Company is unable to enter into or maintain distribution arrangements with leading suppliers of components and computer products, the Company's sales and operating results could be materially adversely affected.

         The Company has entered into agreements with most of its distribution suppliers which generally provide the Company with price protection and limited inventory rotation rights. There can be no assurance that such agreements will not be canceled, or that price protection and inventory rotation policies will provide complete protection or will not be changed in the future. If the Company were to purchase significant amounts of products on terms that do not include effective price protection or inventory rotation rights, it would bear the risk of obsolescence and price fluctuation for those products. In particular, in February 1996 the Company reported fourth quarter 1995 charges of $2.5 million, net of tax, of which approximately $1.6 million related to inventory valuation issues of certain DRAM products and approximately $900,000 related to an increase in the allowance for doubtful accounts. These products were not subject to the price protection and inventory rotation rights normally applicable to components purchased from the Company's franchised suppliers. There can be no assurance that the Company will not have to take additional charges to earnings in the future due to inventory valuation issues, which could have a material adverse effect on the Company's results of operations.

Dependence on the Personal Computer Industry

         Many of the products the Company sells are used in the manufacture or configuration of personal computers. These products are characterized by rapid technological change, short product life cycles and intense competition. The personal computer industry has experienced significant unit volume growth over the past three years, which has in turn increased demand for many of the products distributed by the Company. Any slowdown in the growth of the personal computer industry, or growth at less than expected rates, could adversely affect the Company's ability to continue its recent revenue growth. In addition, many of the Company's customers in the personal computer industry are subject to the risks of significant shifts in demand and severe price pressures, which may increase the risk that the Company may not be able to collect accounts receivable owed by some of its customers. In particular, one of the Company's customers filed for bankruptcy, which was the principal reason for the Company to increase its allowance for doubtful accounts by approximately $900,000, net of tax, in the fourth quarter of 1995. To the extent the Company is unable to collect its accounts receivable, the Company's results of operations will be adversely affected.

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

         The contract manufacturing industry is highly competitive. The Company competes against numerous domestic and offshore manufacturers. Many of such competitors are larger, more established and have greater name recognition and financial and other resources than the Company. The Company's manufacturing operations have achieved profitability, however there can be no assurance that such operations will continue to be profitable. Further, although manufacturing sales levels increased in 1995 and in the first nine months of 1996 as compared to prior years, due to the highly competitive nature of the contract manufacturing industry there can be no assurance that this trend will continue or that higher sales levels will in fact result in increased profitability. Additionally, the Company's contract manufacturing division is dependent on a relatively limited customer base. Any significant rescheduling or cancellation of orders from these customers, or loss of customers, could have a material adverse effect on the results of operations of such division and on the profitability of the Company.

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

Item 6.  Exhibits and Reports

    (a)   Exhibits:

          27.  Financial Data Schedule for the quarter ended September 30, 1996.

          99.  Second Amendment to Second Amended and Restated Credit Agreement.

    (b)   Reports on Form 8-K:
          None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 1996


                    BELL MICROPRODUCTS INC.





                    By:      Remo E. Canessa
                       --------------------------------------
                    Remo E. Canessa, Vice President,
                    Chief Financial Officer, Corporate Controller and Secretary (Principal Financial Officer and Accounting Officer)