Form 10-K
period 1996-12-31
BELL MICROPRODUCTS INC
filed 1997-03-31
CIK 900708

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________.

                         Commission file number: 0-21528

                             BELL MICROPRODUCTS INC.
             (Exact name of registrant as specified in its charter)

             California                                         94-3057566
    (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

              1941 Ringwood Avenue, San Jose, California 95131-1721 (Address of principal executive office, including zip code)

       Registrant's telephone number, including area code: (408) 451-9400

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X      No
                                    -----        -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1997, was approximately $67,591,989 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         The number of shares of Registrant's Common Stock outstanding as of February 28, 1997 was 8,481,979.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 21, 1997 are incorporated by reference into Part III of this Form 10-K

         Index of Exhibits appears on Pages 42, 43 and 44.

================================================================================

                                     PART I

ITEM 1:  Business

         Founded in 1987, Bell Microproducts Inc. (the "Company") markets and distributes a select group of semiconductor and computer products to original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). Semiconductor products include memory, logic microprocessors, peripheral and specialty components. Computer products include disk, tape and optical drives and subsystems, drive controllers, computers and board-level products. The Company also provides a variety of manufacturing and value-added services to its customers, including the manufacturing of board-level and systems products to customer specifications, as well as certain types of components and subsystem testing services, systems integration and disk drive formatting and testing, and the packaging of electronic component kits to customer specifications.

         The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. To the extent there are discussions regarding financial projections, information, or expectations about the Company's products or markets, or other statements about the future, the statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made, including in particular those factors described under "Risk Factors" below. Reference should also be made to other documents the Company files from time to time with the Securities and Exchange Commission. These documents may contain and identify other important factors or information that could cause the actual events or results to differ materially from those contained herein. Forward-looking statements are indicated by an asterisk immediately following the relevant statement.

Products and Services

   Semiconductor Products

         The Company distributes a broad range of semiconductor products including memory, logic, microprocessor, peripheral and specialty components. The products distributed primarily are advanced integrated circuits, critical to the performance of the customer's products utilizing these components. The Company's customer base for its semiconductor products comprises primarily small and medium-sized OEMs, including manufacturers of computer and office products, industrial equipment (including machine tools, factory automation and robotic equipment), scientific and medical instruments and telecommunications products. The Company's principal suppliers of semiconductor products in 1996 included IBM Microelectronics, Cypress Semiconductor, Sony Electronics, OKI Semiconductor, NEC Electronics and Fujitsu Microelectronics. In addition, in the second half of 1996 the Company became a national distributor of Harris Semiconductor's digital, linear and power integrated circuits.

   Computer Products

         While a substantial portion of the Company's sales of computer products in 1996 was attributable to hard disk drives, the Company's computer product sales also included optical disk drives, imaging products and solutions, networking products, computers, motherboards and value-added products. Based on a comparison of its product lines with product lines offered by other major industrial electronics distributors, the Company believes that its breadth of product offerings for mass storage computer products is among the strongest in the industry. The Company distributes these products primarily to industrial OEMs, hardware integrators, VARs and dealers.

         Disk Drives and Tape Drives. The Company sells floppy, hard and optical disk and tape drives to a wide range of customers, including industrial OEMs (some of which produce computer, office, medical and telecommunications products), as well as integrators and manufacturers of computers based on the UNIX, DOS/Windows and Macintosh operating systems and frequently markets subsystems to integrators and VARs. To serve these customers, Bell Microproducts offers a full range of products from the industry leaders in mass storage such as Adaptec Inc., Exabyte Corporation, IBM, Micropolis Corporation, Quantum Corporation, Seagate Technology, Sun Microelectronics, a division of Sun Microsystems Inc., TEAC and Unisys Corporation.

         Optical and Imaging Solutions. The Company markets a broad range of product lines and solutions to optical mass storage and imaging customers, including optical disk drives, scanner, memory, computer, "jukebox" (robotic media changers) and software products for these applications. Product lines represented include Philips Laser Magnetic Storage, Sony Electronics, Maxoptix Corporation, Panasonic Communications and Systems and Ricoh Corporation, as well as software drivers for most operating systems. The Company also sells specialized software for imaging applications.

         Networking Products. The Company sells specialized products and mass storage memory and memory systems products including full "plug and play" (ready for immediate installation) tape, optical (including jukebox) and RAID (Redundant Array of Inexpensive Disks) solutions for OEMs, VARs and sophisticated end users. These solutions are configured using standard components from the Company's inventory.

         Computers. Bell Microproducts delivers standard and custom configurations of motherboards, computers and file servers to the VAR and OEM markets, including medical, commercial and test system OEMs and vertical market VARs. The principal motherboard suppliers are First International Computer (FIC) and Sun Microelectronics. The Company's principal computer suppliers are Diamond Flower Electric Instrument Company and Everex.

   Value-Added Services

         The Company provides the following services through its contract manufacturing division:

         Contract Manufacturing. The Company produces board-level products for customers on a turnkey basis. Contract manufacturing operations involve building board-level products to customer specifications, utilizing franchised and non-franchised products and materials. Under these turnkey agreements, the Company procures the required raw materials, manages the assembly and test operations, and supplies circuit boards to the customer's delivery schedule and quality requirements.

         The capabilities of the Company's manufacturing division (Quadrus) include automated advanced surface mount technology (SMT) and pin-through-hole
(PTH) assembly capabilities, complete with advanced in-circuit and functional test capabilities and ISO 9002 certification. Quadrus utilizes the ASK Computer materials requirements planning (MRP) system to manage its inventories. By capitalizing on its strengths as a distributor, including its strong customer relations, expertise in materials acquisition and inventory management, coupled with a complete in-house kitting and turnkey manufacturing capability, the Company offers its customers high quality products and service as well as a single source for their product, materials, assembly and test requirements.

         Subsystems Integration. Subsystems integration is a service where the Company provides a turnkey solution to a customer's specification by integrating such high technology products as disk, tape and optical drives with passive and electromechanical products, including power supplies, enclosures, interface electronics, cables and connectors.

         Kitting. Kitting of customer component product requirements is provided to a select customer base. Kitting is a service where the Company purchases materials according to the customer's specifications and provides them to the customer in kit form, ready for the assembly process.

Distribution Operations

         The majority of the products sold by Bell Microproducts' distribution division are purchased pursuant to authorized distributor agreements. Authorized distributor agreements generally establish marketing relationships with product manufacturers, provide for joint sales and marketing programs and generally provide the Company price protection and limited inventory rotation rights. These agreements are typically for renewable terms of one year, are non-exclusive, and authorize the Company to sell through most or all of its sales and distribution centers all or a portion of the products produced by that manufacturer.

         The  Company  manages the  quality  and  quantity  of its  distribution inventory through its asset management group, which seeks to maximize responsiveness to customer requirements while optimizing inventory turns. Inventory management is critical to a distributor's business. The Company's strategy is to focus on a high number of resales or "turns" of existing inventory to reduce exposure due to product obsolescence and changing consumer demands. The Company's IBM RS6000 computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information for the Company's distribution business. Each of the Company's sales centers is electronically linked to the Company's central computer system which provides fully integrated on-line real-time data with respect to the Company's inventory levels. Inventory turns are tracked by line item, and the Company's inventory management system provides information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. This system enables the Company to effectively manage its inventory and to respond quickly to customer requirements. The asset management group also monitors supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. In addition, in 1996 the Company implemented a technology that enables its customers to submit bills of materials
(BOMs), verify product availability and obtain current quotes through the Internet.

Backlog

         The Company does not believe that information concerning backlog is material to an understanding of its business, as the Company's objective is to ship orders on the same day they are received unless the customer has requested a specific future delivery date on an order. Additionally, it is common industry practice for customers, in most cases, to be able to re-schedule or cancel orders with future delivery dates without penalties.

Marketing and Sales

         The semiconductor and computer products industries are characterized by rapid technological advances and a constant flow of new products. The resulting shorter product life cycles have necessitated compressed design and development cycles, more rapid production build-up and quick response to major technological shifts. To react to these factors, manufacturers are focusing on and devoting significant resources to their core areas of expertise including research and product design and development, and are increasingly outsourcing their marketing and manufacturing requirements.

         Over the past two decades the growth in the electronics distribution industry reflects a gradual trend among electronics manufacturers towards the use of distributors, particularly for servicing medium and smaller size OEMs and VARs. As a result of these trends, distributors such as Bell Microproducts Inc. have successfully expanded their customer lists and line cards and consequently achieved increased revenues.

Strategy

         The Company's business strategy is designed to benefit from industry trends toward increasing use of distributors and the outsourcing of manufacturing requirements. The Company seeks to maintain its position as one of the most efficient and productive distributors in the industry. The Company's strategy includes the following key elements:

         Focus on Select Product Offerings. The Company's product strategy is to focus its line card on a select group of semiconductor and computer products, including a particularly strong line of mass storage products, with the goal of achieving a leadership position in the major markets for such products. This approach allows the Company to provide more knowledgeable service and technical support to its customers than it could if it offered a more extensive array of products. The Company also believes that this approach should allow it to develop close working relationships with suppliers and to strengthen its ability to obtain favorable product allocations in times of shortage of supply.

         Expand Operating Profit. The Company seeks to maximize its operating profit through two aspects of its sales, marketing and product strategies: (i) increasing distribution of relatively high gross margin products, such as semiconductors with leading edge technology content and (ii) selling high volume products, thereby enhancing productivity and allowing the Company to increase gross profit while controlling operating expenses.

         Provide National Major Market Distribution. The Company focuses its marketing and sales strategy on the largest U.S. markets with the goal of maximizing productivity per sales office. With its 19 sales locations, the Company addresses what it believes constitutes many of the largest sectors of the national market for semiconductor and computer products. The Company continues to evaluate potential expansion into additional markets.

         Realize Synergies Between Contract Manufacturing and Distribution. The Company seeks to take advantage of synergies and efficiencies arising out of the combination of distribution and contract manufacturing in a single organization. Through its distribution arm, the Company provides its contract manufacturing operation access to preferred component purchasing, as well as a substantial sales force that would be difficult for a stand alone contract manufacturer of comparable size to support.

Employees

         At December 31, 1996, the Company had a total of 650 employees. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. Competition for such employees is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain highly qualified personnel could have a material adverse effect on the Company's results of operations.

Risk Factors

Potential Fluctuations in Quarterly Operating Results

         The Company's quarterly operating results have in the past and could in the future fluctuate substantially. The Company's expense levels are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be adversely affected. Factors affecting quarterly operating results include the loss of key suppliers or customers, price competition, problems incurred in managing inventories or receivables, the timing or cancellation of orders from major customers, a change in the product mix sold by the Company, customer demand, availability of products from suppliers, management of growth, the percent of revenue derived from distribution versus contract manufacturing, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the timing or cancellation of purchase orders with or from suppliers, and the timing of expenditures in anticipation of increased sales and customer product delivery requirements. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have an adverse impact on the Company's profitability. Due in part to supplier rebate programs and increased sales by the Company near the end of each quarter, a significant portion of the Company's gross profit has historically been earned by the Company in the third month of each quarter. Failure to receive products from its suppliers in a timely manner or the discontinuance of rebate programs could have a material adverse effect on the Company's results of operations in a particular quarter. In various periods in the past, the Company's operating results have been affected by all of these factors. In particular, price fluctuations in the disk drive and semiconductor industries have affected the Company's gross margins in recent periods. The Company has recently experienced rapid sales growth and there can be no assurance that such sales growth will continue or that such sales and profit levels will be maintained. The Company's cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth.

Dependence on Suppliers

         A select number of suppliers represent a significant portion of the Company's sales. For the year ended December 31, 1996, Quantum provided products which represented 37% of the Company's sales. For the year ended December 31, 1995, Quantum and IBM provided products that represented 25% and 11% respectively, of the Company's sales. The Company's distribution agreement with Quantum is cancelable upon 90 days notice. In the past, distribution arrangements with significant suppliers have been terminated and there can be no assurance that, in the future, one or more of the Company's significant distributor relationships will not be terminated. The loss of Quantum, IBM or any significant supplier or the shortage or loss of any significant product line could materially adversely affect the Company. As the Company enters into distribution arrangements with new suppliers, other competitive suppliers may terminate their distribution arrangements with the Company with minimal notice. In the first quarter of 1996, Hitachi America Ltd. terminated its distribution agreement with the Company. This supplier accounted for approximately $1.7 million and $297,000 of the Company's sales and gross profit, respectively, for the quarter ended December 31, 1995. To the extent that the Company is unable to enter into or maintain distribution arrangements with leading suppliers of components, the Company's sales and operating results could be materially adversely affected.

         The Company's authorized distributor agreements may be canceled by either party on short notice and generally provide for a return of the manufacturer's inventory upon cancellation. Such agreements also generally provide the Company with price protection and limited inventory protection rights. There can be no assurance that such agreements will not be canceled, or that price protection and inventory rotation policies will provide complete protection or will not be changed in the future. If the Company were to purchase significant amounts of products on terms that do not include effective price protection or inventory rotation rights, the Company would bear the risk of obsolescence and price fluctuation for those products. In particular, in February 1996 the Company reported fourth quarter 1995 charges of $1.6 million, net of tax, related to inventory valuation issues of certain DRAM products. The price levels of such DRAM products had fallen significantly, requiring revaluation of inventory and these products were not subject to the price protection and inventory rotation rights normally applicable to components purchased from the Company's franchised suppliers. There can be no assurance that the Company will not have to take additional charges to earnings in the future due to inventory valuation issues, which could have a material adverse effect on the Company's results of operations.

Dependence on the Personal Computer Industry

         Many of the products the Company sells are used in the manufacture or configuration of personal computers. These products are characterized by rapid technological change, short product life cycles and intense competition. The personal computer industry has experienced significant unit volume growth over the past three years, which has in turn increased demand for many of the products distributed by the Company, however, any slowdown in the growth of the personal computer industry, or growth at less than expected rates, could adversely affect the Company's ability to continue its revenue growth. In addition, many of the Company's customers in the personal computer industry are subject to the risks of significant shifts in demand and severe price pressures, which may increase the risk that the Company may not be able to collect accounts receivable owed by some of its customers. To the extent the Company is unable to collect its accounts receivable, the Company's results of operations would be adversely affected.

         The Company faces certain industry-related risks. To the extent that its suppliers do not maintain their product leadership, the Company's operating results could be materially adversely affected. Moreover, the increasingly short product life cycles experienced in the electronics industry may increase the Company's exposure to inventory obsolescence and the possibility of fluctuations in operating results. Other factors adversely affecting the semiconductor or computer industries in general, including trade barriers which may affect the Company's supply of products from its Japanese suppliers, could have a material adverse effect on the Company's operating results.

Cyclical Nature of the Semiconductor and Disk Drive Industries

         Semiconductors and disk drives have represented a significant portion of the Company's sales and the Company believes they will continue to do so in future periods.* Both the semiconductor and the disk drive industries have historically been characterized by fluctuations in product supply and demand and, consequently, severe fluctuations in price. In the event of excess supply of disk drives or semiconductors, the Company's gross margins may be adversely affected. In the event of a shortage of supply of disk drives or semiconductors, the Company's results of operations will depend on the amount of product allocated to the Company by its suppliers and the timely receipt of such allocations. Additionally, technological changes that affect the demand for and prices of the products distributed by the Company may further affect the Company's gross margins. Although the Company's agreements with its suppliers provide the Company with limited price protection and certain rights of stock rotation, rapid price declines or a shortfall in demand for disk drives or semiconductor products could have an adverse effect on the Company's sales or gross margins.

Competition

         The distribution industry is highly competitive. In the distribution of semiconductor and computer products, the Company generally competes for both supplier and customer relationships with numerous local, regional and national authorized and unauthorized distributors and for customer relationships with semiconductor and computer product manufacturers, including some of its own suppliers. Many of the Company's distribution competitors are larger, more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition for distribution customers is based on product lines, customer service, product availability, competitive pricing and technical information, as well as value-added services including kitting and turnkey assembly. The Company believes that it competes favorably with respect to these factors. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. Failure to do so would have a material adverse effect on the Company's results of operations.

         Contract manufacturing and other value-added services are highly competitive and are based upon technology, quality, service, price and the ability to deliver finished products on an expeditious and reliable basis. The Company believes it competes favorably with respect to such factors. The Company attempts to focus on markets where it has advantages in flexibility, service and high component content of the total price. In this area, the Company competes with many contract manufacturers and other distributors, as well as with the in-house manufacturing capabilities of its existing and potential customers. Many of the Company's competitors are larger, more established and have greater name recognition and financial and marketing resources than the Company. The Company also faces significant offshore competition in turnkey manufacturing. Although such competitors may offer lower bid prices, the Company believes that offshore manufacturing is often less attractive due to the additional costs and risks associated with utilizing offshore services, such as delays in shipping, long lead items, shipping and insurance costs, inflexibility with respect to production and engineering changes, high cancellation charges, uncertain product quality and difficulty in communication.

         Both distribution and contract manufacturing businesses are highly competitive, and there can be no assurance that the Company will be able to compete successfully with existing or new competitors. Failure to do so would have a material adverse effect on the Company's operating results.

Short History of Profitability in Contract Manufacturing

         The Company's revenues from its contract manufacturing operations are likely to depend on the availability of necessary components, from a single source or otherwise, whose lack of availability could delay or curtail production and shipment of assemblies utilizing such components. Manufacturing sales levels and profitability increased in 1996 as compared to prior years. Due to the highly competitive nature of the contract manufacturing industry, there can be no assurance that this trend will continue, that higher sales levels will in fact result in increased profitability or that the Company will be able to successfully manage the expanded operations, retain existing customers or attract new contract manufacturing customers sufficient to support its expected expanded level of operations. Failure to do so could have an adverse effect on the Company's operating results. The Company's contract manufacturing division has been dependent historically on a relatively limited customer base. Any significant rescheduling or cancellation of orders from these customers, or the lack of financial strength of these customers, could have a material adverse effect on the results of operations of the contract manufacturing division and on the profitability of the Company.

Management of Growth

         The Company has grown rapidly in recent years, with sales increasing from $125.3 million in 1993 to $483.3 million in 1996, and this growth has placed, and continues to place a strain on the Company's management, financial and operational resources. The Company intends to continue to pursue its growth strategy through increasing sales of existing and new product offerings, increasing geographical sales coverage, and possibly through strategic acquisitions.* The Company also plans to expand its corporate offices into a second building in April 1997, and to relocate its contract manufacturing division, which will expand its facilities and enable increased manufacturing capacity.* This expected growth may require additional equipment, increased personnel, expanded information systems and additional financial and administrative control procedures.* There can be no assurance that the Company will be able to attract and retain qualified personnel or further develop accounting and control systems and successfully manage expanding operations, including an increasing number of supplier and customer relationships and geographically dispersed locations. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth or continue its profitable operations.

Hazardous Materials

         The Company uses small quantities of certain hazardous materials in its contract manufacturing operations. As a result, the Company is subject to stringent Federal, state and local regulations governing the storage, use and disposal of such materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and Federal regulations, there is nevertheless the risk of accidental contamination or injury from these materials. To date, the Company has not incurred substantial expenditures for preventative action with respect to hazardous materials or for remedial action with respect to any hazardous materials accident. In the event of such an accident, the Company could be held liable for any damages that result. The liability in the event of an accident or the costs of such remedial actions could have a material adverse effect on the Company's financial condition and results of operations.



ITEM 2:  Properties

                                                                            Square
    Location                  Type                  Principal Use           Footage                 Ownership
------------------    ---------------------    ------------------------    -----------   ---------------------------------
San Jose, CA          Office, warehouse        Headquarters,               34,000        Leased   until   May  1999  with
                                               distribution center                       option to extend one year.
                                               (Bldg. One)

San Jose, CA          Office                   Headquarters (Bldg. Two)    15,657        Leased until  December 2002 with
                                                                                         five one-year options to extend.

San Jose, CA          Office, plant &          Contract Manufacturing      60,958        Termination  notice tendered and
                      warehouse                                                          effective April 7, 1997.

San Jose, CA          Office, plant &          Contract Manufacturing      141,520       Leased   from   March   1997  to
                      warehouse                                                          February 2006.


         The Company also leases sales and/or warehouse locations in Irvine, San Diego, San Jose (Capitol Avenue), Glendale and Westlake Village, California; Alamonte Springs and Deerfield Beach, Florida; Marietta, Georgia; Chicago, Illinois; Overland Park, Kansas; Columbia, Maryland; Billerica, Massachusetts; Eden Prairie, Minnesota; Clifton, New Jersey; Smithtown, New York; Richardson and Austin, Texas; Centerville, Utah; Herndon, Virginia and Redmond, Washington.


ITEM 3:  Legal Proceedings

         The Company is not a party to, nor is its property subject to, any material pending legal proceedings.


ITEM 4:  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

ITEM 5:  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BELM." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq.

                                                               High      Low
                                                              ------    -----
Fiscal 1995

    First Quarter .....................................       $14.25    $8.00

    Second Quarter ....................................        10.50     8.00

    Third Quarter .....................................        13.50     9.63

    Fourth Quarter ....................................        12.25     7.00

Fiscal 1996

    First Quarter .....................................       $ 8.25    $5.88

    Second Quarter ....................................         9.88     6.63

    Third Quarter .....................................         8.13     5.75

    Fourth Quarter ....................................         8.88     6.75

Fiscal 1997

    First Quarter (through February 28, 1997) .........       $12.25    $8.63


         On February 28, 1997, the last sale price of the Common Stock as reported by Nasdaq was $10.88 per share.

         As of February 28, 1997 there were approximately 322 holders of record of the Common Stock (not including shares held in street name).

         To date, the Company has paid no cash dividends to its shareholders. The Company has no plans to pay cash dividends in the near future. The Company's line of credit agreement prohibits the Company's payment of dividends or other distributions on any of its shares except dividends payable in the Company's capital stock.


ITEM 6:  Selected Financial Data

                                                 BELL MICROPRODUCTS INC.
                                                 SELECTED FINANCIAL DATA
                                     (in thousands, except earnings per share data)


                                                       1996            1995          1994(1)            1993(2)              1992
                                                    ---------       ---------       ---------          ---------          ---------
Statement of Operations Data:
Sales ........................................      $ 483,316       $ 346,291       $ 250,753          $ 125,303          $  65,512
Cost of sales.................................        425,258         305,696         217,277            107,999             55,424
                                                    ---------       ---------       ---------          ---------          ---------
  Gross profit ...............................         58,058          40,595          33,476             17,304             10,088
Marketing, general and
  administrative expenses ....................         41,008          30,352          23,258             13,200              8,769
                                                    ---------       ---------       ---------          ---------          ---------
  Income from operations .....................         17,050          10,243          10,218              4,104              1,319
Interest expense..............................         (3,495)         (3,473)         (1,691)              (501)              (316)
                                                    ---------       ---------       ---------          ---------          ---------
  Income before income taxes .................         13,555           6,770           8,527              3,603              1,003
Provision for income taxes ...................          5,693           2,768           3,471              1,549                452
                                                    ---------       ---------       ---------          ---------          ---------
Net income ...................................      $   7,862       $   4,002       $   5,056          $   2,054          $     551
                                                    =========       =========       =========          =========          =========
Earnings per share............................      $     .92       $     .48       $     .86          $     .45          $     .14
                                                    =========       =========       =========          =========          =========
Weighted average common shares and
  equivalents (3).............................          8,511           8,350           5,878              4,515              3,818

                                                                                   As of December 31,
                                                    -------------------------------------------------------------------------------
                                                      1996            1995            1994(1)            1993(2)            1992
                                                    ---------       ---------       ---------          ---------          ---------
Balance Sheet Data:
Working capital ..............................      $ 105,958       $ 106,914       $  52,230          $  17,400          $   8,106
Total assets..................................        175,680         157,277         122,502             51,253             27,985
Total long-term debt .........................         50,885          59,453           6,059              1,130                111
Total shareholders' equity ...................         71,127          62,462          56,465             18,351              8,507

--------------------

(1) 1994 Statement of Operations Data and Balance Sheet Data reflect the effects of the purchase of Vantage Components, Inc. on May 26, 1994 (see
     Note 11 of Notes to Financial Statements).

(2) 1993 Statement of Operations Data and Balance Sheet Data reflect the effects of the purchase of certain assets of Adlar Turnkey Manufacturing Corporation ("ATMC") on April 7, 1993.

(3)  See Note 2 of Notes to Financial Statements.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         For an understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the financial statements and the other information appearing elsewhere in this report.

         The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. To the extent there are discussions regarding financial projections, information, or expectations about the Company's products or markets, or other statements about the future, the statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made, including in particular the factors discussed under "Risk Factors" in Item 1 hereof. Reference should also be made to documents the Company files from time to time with the Securities and Exchange Commission. These documents may contain and identify important factors or information that could cause the actual events or results to differ materially from those contained herein. Forward-looking statements are indicated by an asterisk immediately following the relevant statement.

Results of Operations

         The following table sets forth certain financial data as a percentage of total Company sales for the periods indicated:


                                                                                                    Year Ended December 31,
                                                                                      ----------------------------------------------
                                                                                      1996                1995               1994
                                                                                      -----               -----              -----
Sales
     Distribution ......................................................               80.9%               85.7%              88.1%
     Manufacturing .....................................................               19.1%               14.3%              11.9%
                                                                                      -----               -----              -----
          Total Company ................................................              100.0%              100.0%             100.0%
                                                                                      -----               -----              -----
Cost of sales
     Distribution ......................................................               71.4%               75.6%              76.3%
     Manufacturing .....................................................               16.6%               12.7%              10.3%
                                                                                      -----               -----              -----
          Total Company ................................................               88.0%               88.3%              86.6%
                                                                                      -----               -----              -----
                Gross profit ...........................................               12.0%               11.7%              13.4%
Marketing, general and administrative expenses .........................                8.5%                8.8%               9.3%
                                                                                      -----               -----              -----
Income from operations .................................................                3.5%                2.9%               4.1%
Interest expenses ......................................................               (0.7%)              (1.0%)             (0.7%)
Income before income taxes .............................................                2.8%                1.9%               3.4%
Provision for income taxes .............................................                1.2%                0.8%               1.4%
                                                                                      -----               -----              -----
Net income .............................................................                1.6%                1.1%               2.0%
                                                                                      =====               =====              =====



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales were $483.3 million for the year ended December 31, 1996, which represented an increase of $137.0 million or 40% over 1995. Distribution sales increased by $94.6 million, while sales through the Company's contract manufacturing division (Quadrus) increased by approximately $42.4 million over 1995. Substantially the entire increase in distribution sales was attributable to computer products with the expansion of unit sales in existing product lines due to increased demand for mass storage products, a larger proportion of value-added and subsystem sales and the expansion of the customer base due to the addition of sales and marketing resources. Semiconductor sales decreased slightly in 1996 from 1995 primarily due to decreased DRAM unit sales, industry-wide price declines in memory products and the discontinuation of the distribution agreement with Hitachi America Ltd. Manufacturing sales growth in 1996 was primarily a result of increased sales to existing customers, enabled by increased manufacturing equipment capacity.

         The Company has grown rapidly in recent years, with sales increasing from $125.3 million in 1993 to $483.3 million in 1996, and this growth has placed, and continues to place a strain on the Company's management, financial and operational resources. The Company intends to continue to pursue its growth strategy through increasing sales of existing and new product offerings, increasing geographical sales coverage, and possibly through strategic acquisitions.* The Company also plans to expand its corporate offices into a second building in April 1997, and to relocate its contract manufacturing division, which will expand its facilities and enable increased manufacturing capacity.* This expected growth may require additional equipment, increased personnel, expanded information systems and additional financial and administrative control procedures.* There can be no assurance that the Company will be able to attract and retain qualified personnel or further develop accounting and control systems and successfully manage expanding operations, including an increasing number of supplier and customer relationships and geographically dispersed locations. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth or continue its profitable operations.

         The Company's gross profit for 1996 was $58.1 million, which was $17.5 million, or 43% higher than 1995. Of the total gross profit increase, $11.4 million was attributable to the distribution division, and $6.1 million was generated through the Company's contract manufacturing division. As a percentage of sales, gross margin was 12.0% in 1996 as compared to 11.7% in 1995. The increase in total Company gross margin was primarily a result of increased gross margin in the contract manufacturing division to 13.0% in 1996, as compared to 11.8% in 1995. The increase in contract manufacturing gross margin was primarily attributable to decreased material costs, most significantly for memory products. In the distribution division, margins in 1996 were 11.8% compared to 11.7% in 1995. The increase in gross margin was primarily a result of a decreased dependence by the Company on sales of DRAM memory product, which was partially reduced by a greater proportion of computer product sales as a percentage of total Company sales, which contributed lower margins.

         Marketing, general and administrative expenses increased to $41.0 million in 1996 from $30.4 million in 1995, an increase of $10.6 million, or 35%, but decreased as a percentage of sales to 8.5% from 8.8%. The decline in marketing, general and administrative expenses as a percentage of sales was primarily attributable to the Company's successful efforts to control costs while increasing sales, and a higher proportion of sales from large volume orders, particularly for hard disk drives and certain semiconductor devices, both of which resulted in lower operating expenses as a percentage of sales. The increase in expenses was attributable to increased sales volume, the Company's continuing effort to expand its sales and marketing organization, the addition of operating expenses related to the contract manufacturing division and increases to bad debt expenses due to increased sales volumes and changing market conditions.

         Interest expense remained unchanged at $3.5 million in 1996 versus 1995, despite record sales growth over the same period. This was attributable to the Company's efforts to manage working capital by decreasing its days sales outstanding on accounts receivable, increasing its inventory turns and negotiating more favorable payment terms with certain suppliers.

         The Company's effective income tax rate increased to 42.0% in 1996 compared to 40.9% in 1995, primarily due to the increased Federal income tax rate, related to increased earnings.

         Net income increased to $7.9 million in 1996 from $4.0 million in 1995. The increase in net income was primarily the result of sales growth and increased gross margins, partially offset by increased operating expenses.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Net sales were $346.3 million for the year ended December 31, 1995, which represented an increase of $95.5 million or 38% over 1994. Distribution sales increased by $75.8 million, and sales through the Company's contract manufacturing division (Quadrus) increased by approximately $20 million over 1994. Substantially all of the increase in distribution sales was attributable to the expansion of unit sales in existing product lines due to the addition of sales and marketing resources, the addition of new lines, the expansion of the customer base and the acquisition of Vantage in May 1994. Semiconductor sales increased slightly from 1994, while computer product sales increased over $65 million. Semiconductor sales were adversely affected by lower allocations of memory products from a major supplier. Across all other semiconductor lines combined, sales increased over $25 million in 1995 compared to 1994, as a result of sales growth in existing products lines, the addition of Cypress Semiconductor Corporation as a new supplier in October 1994 and the acquisition of Vantage in May 1994. Computer product sales growth in 1995 was positively affected by higher unit sales and a larger proportion of high capacity hard disk drives which commanded higher average selling prices, as well as the addition of new product lines. Contract manufacturing sales increased in 1995 as a result of increased sales to new and existing customers, enabled by increased manufacturing equipment capacity.

         The Company's gross profit for 1995 was $40.6 million, which was $7.1 million, or 21% higher than 1994. Of this total gross profit increase, $5.3 million was attributable to distribution sales, and $1.8 million was generated through the Company's contract manufacturing division. As a percentage of sales, gross margin was 11.7% in 1995 as compared to 13.4% in 1994. The decrease in gross margin was primarily attributable to fourth quarter charges of $2.5 million related to the write-down of certain DRAM inventories in the distribution segment of the business, as well as an increase in computer product sales as a percentage of total Company sales, which typically generate lower margins. Gross margin, as a percentage of sales, decreased in the contract manufacturing division in 1995, primarily due to the Company's efforts to increase market penetration in this segment, including initial startup costs for new customers.

         Marketing, general and administrative expenses increased to $30.4 million in 1995 from $23.3 million in 1994, an increase of $7.1 million, or 30%, but decreased as a percentage of sales to 8.8% from 9.3%. The decline in marketing, general and administrative expenses as a percentage of sales was primarily attributable to the Company's successful efforts to control costs while increasing sales, and a higher proportion of sales from large volume orders, particularly for hard disk drives and certain semiconductor devices, both of which resulted in lower operating expenses as a percentage of sales. The increase in expenses was attributable to the acquisition of Vantage in May 1994, the Company's continuing effort to expand its sales and marketing organization, the addition of operating expenses related to the contract manufacturing division, as well as an increase in the Company's allowance for doubtful accounts, principally for a customer which filed for bankruptcy in the fourth quarter of 1995.

         Interest expense increased in 1995 to $3.5 million from $1.7 million in 1994. The increase in interest expense was due to increased bank borrowings to fund the Company's working capital needs.

         The Company's effective income tax rate remained relatively stable at 40.9% in 1995 compared to 40.7% in 1994.

         Net income decreased to $4.0 million for 1995 from $5.1 million in 1994. The decrease in net income is primarily the result of the decrease in gross margin percentage and increased operating and interest expenses.

INFLATIONARY IMPACT

         Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its working capital requirements principally through borrowings under bank lines of credit and sales of equity securities. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth. The Company completed the initial public offering of its Common Stock in June 1993, selling
1.2 million shares for net proceeds of $7.6 million. In November 1994 the Company completed a public offering of approximately 2.6 million shares of its Common Stock for net proceeds of $27.3 million.

         On June 25, 1996, the Company entered into an amendment to the Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $70 million revolving line of credit to $80 million. The syndicate includes Sumitomo Bank of California, Union Bank, The First National Bank of Boston, Comerica Bank - California and The Sumitomo Bank, Limited. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. At December 31, 1996, the interest rate was 8.25%. The revolving line of credit has a final payment due date of May 31, 1998. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The balance outstanding on the revolving line of credit at December 31, 1996 was approximately $45.9 million. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company is in compliance with its bank convenants, however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         The Company's accounts receivable and inventories as of December 31, 1996 have increased to $70.7 million and $78.7 million, respectively, from $65.3 million and $70.3 million, respectively, as of December 31, 1995 primarily as a result of the Company's increased sales. The Company's accounts payable increased to $45.7 million in 1996 from $31.6 million in 1995, primarily due to the Company's efforts to negotiate more favorable payment terms with certain suppliers, as well as timing issues related to inventory receipts and payments.

         The net amount of cash provided by operating activities in 1996 was $13.8 million. The net amount of cash used in financing activities in 1996 was $9.5 million, principally for repayments against the Company's revolving line of credit with its banks. The net amount of cash used in investing activities in 1996 was approximately $1.1 million, principally for the acquisition of property and equipment.

         The Company's results of operations for any particular period may be adversely affected by numerous factors, such as the loss of key suppliers or customers, price competition, problems incurred in managing inventories or receivables, the timing or cancellation of orders from major customers, a change in the product mix sold by the Company, customer demand, availability of products from suppliers, management of growth, the percent of revenue derived from distribution versus contract manufacturing, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the timing or cancellation of purchase orders with or from suppliers, and the timing of expenditures in anticipation of increased sales and customer product delivery requirements. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have an adverse impact on the Company's profitability. In various periods in the past, the Company's operating results have been affected by all of these factors. In particular, price fluctuations in the disk drive and semiconductor industries have affected the Company's gross margins in recent periods. The Company has recently experienced rapid sales growth and there can be no assurance that such sales growth will continue or that such sales and profit levels will be maintained. The Company's cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth.


ITEM 8:  Financial Statements and Supplementary Data

         The financial statements, together with the report thereon of Price Waterhouse LLP, independent accountants, are included in Item 14 hereof.


ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting of Shareholders (the "Proxy Statement").


ITEM 10:   Directors and Executive Officers of the Registrant


          (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

          (b)       Executive Officers Of The Registrant


                    The following table and descriptions identify and set forth information regarding the Company's five executive officers:


                       Name                                  Age   Position
                       ----                                  ---   --------
                       W. Donald Bell....................    59    President, Chief Executive Officer and
                                                                   Chairman of the Board
                       Remo E. Canessa...................    39    Chief Financial Officer, Vice President of Finance,
                                                                   Corporate Controller and Secretary
                       William Murphy....................    46    Senior Vice President of Industrial Sales
                       Philip M. Roussey.................    54    Senior Vice President of Computer Products Marketing
                       Robert J. Sturgeon................    43    Vice President of Operations

                         W. Donald Bell has been President, Chief Executive Officer and Chairman of the Board of the Company since its inception in 1987. Mr. Bell has over 30 years of experience in the electronics industry. Mr. Bell was formerly the President of Ducommun Inc. and its subsidiary, Kierulff Electronics Inc., as well as Electronic Arrays Inc. He has also held senior management positions at Texas Instruments Incorporated, American Microsystems and other electronics companies. He is a member of the Board of Directors of Control Data Systems Inc.

                         Remo E. Canessa has been Chief Financial Officer,  Vice
                    President of Finance and Secretary of the Company since July 1995. Since November 1993 Mr. Canessa has served as the Company's Corporate Controller. From 1989 to 1993 Mr. Canessa was Headquarters Controller of Ampex Corporation, a developer, manufacturer and distributor of audio and video recording equipment and mass data storage devices. Prior to that time, Mr. Canessa was Corporate Controller of Geoworks Inc., and also held positions at Dialogic Systems
                    Corporation and Arthur Andersen & Co. He is a Certified Public Accountant in the State of California.

                         William A.  Murphy has been Senior  Vice  President  of
                    Sales for the Industrial Division of Bell Microproducts Inc. since June 1995. From 1985 to 1995 Mr. Murphy held various senior management positions at Pioneer Standard Electronics, including Regional Vice President for the South Central United States, Area Vice President for the Western United States and Canada, and Vice President of National and Strategic Accounts for North America. Prior to that time, Mr. Murphy held various sales management and operations positions at Texas Instruments and Kierulff Electronics.

                         Philip M.  Roussey has been Senior  Vice  President  of
                    Computer Products Marketing since March 1993. Prior to that time, he was the Company's Vice President of Marketing since its inception in 1987. Prior to joining the Company, Mr. Roussey was Corporate Vice President of Marketing at Kierulff Electronics during 1987, and from 1982 to 1986, Mr. Roussey held the position of Vice President of Computer Products at Kierulff Electronics.

                         Robert  J.   Sturgeon   has  been  Vice   President  of
                    Operations since 1992. Mr. Sturgeon was formerly Director of Information Services for Disney Home Video from January 1991 to February 1992. Prior to that time, Mr. Sturgeon served as Management Information Services ("MIS") Director for Paramount Pictures, Home Video Division from June 1989 to January 1991 and as a Marketing Manager for MTI Systems, a division of Arrow Electronics Inc., from January 1988 to June 1989. Other positions Mr. Sturgeon has held include Executive Director of MIS for Ducommun where he was responsible for ten divisions, including Kierulff Electronics.


          (c) Information concerning Compliance with Section 16(a) of the Securities Exchange Act of 1934 appears in the Company's Proxy Statement, under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by reference.


ITEM 11:   Executive Compensation

         Information concerning executive compensation appears in the Company's Proxy Statement, under the caption "Executive Compensation," and is incorporated herein by reference.


ITEM 12:   Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement, under Item 1 "Election of Directors," and is incorporated herein by reference.


ITEM 13:   Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions appears in the Company's Proxy Statement, under Item 1 "Election of Directors," and is incorporated herein by reference.

                                     PART IV

ITEM 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of this Form 10-K:

         (1)      Financial Statements                                Form 10-K
                                                                     Page Number
                                                                     -----------

                  Report of Independent Accountants                      F-1

                  Balance Sheets at December 31, 1996
                    and 1995                                             F-2

                  Statements of Operations for the years
                    ended December 31, 1996, 1995 and 1994               F-3

                  Statements of Shareholders' Equity for the years
                    ended December 31, 1996, 1995 and 1994               F-4

                  Statements of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994                     F-5

                  Notes to Financial Statements                          F-6

         (2)      Financial Statement Schedule

                  II  -  Valuation and Qualifying Accounts and Reserves  S-1

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Financial Statements or Notes to Financial Statements.

         (3)      Exhibits

         Number   Description of Document
         ------   -----------------------


         2.1 Agreement and Plan of Reorganization dated as of February 2, 1994 between Registrant, Bell Microproducts Acquisition Corporation, a New York corporation and wholly-owned subsidiary of Registrant, Vantage Components Inc., a New Jersey corporation, Vantage Components, Inc., a New York corporation, Vantage Components of Maryland, Inc., a Maryland corporation and Vantage Components of MA, Inc., a Massachusetts corporation (1)

         2.2 Amendment No. 1 to Agreement and Plan of Reorganization dated as of February 2, 1994 between Registrant, Bell Microproducts Acquisition Corporation, a New York corporation and wholly-owned subsidiary of Registrant, Vantage Components, Inc., a New Jersey corporation, Vantage Components Inc., a New York corporation, Vantage Components of Maryland, Inc., a Maryland corporation and Vantage Components of MA, Inc., a Massachusetts corporation (2)

         3.1      Amended and Restated  Articles of  Incorporation of Registrant
                  (3)

         (3)      Exhibits Continued

         Number   Description of Document
         ------   -----------------------

         3.2      Amended and Restated Bylaws of Registrant (4)

         4.1      Specimen Common Stock Certificate of the Registrant (4)

         4.2 Amended and Restated Registration Rights Agreement dated June 11, 1992 between Registrant and certain investors named therein, as amended (1)

         4.3      Warrant issued to Sutro & Co. Incorporated (2)

         10.1     1988 Incentive Stock Plan, as amended through May 23, 1996 (6)

         10.2 The form of Option Agreement used under the 1988 Incentive Stock Plan (5)

         10.3     Employee Stock Purchase Plan, as amended  through May 23, 1996
                  (6)

         10.4 The form of Option Agreement used under the Employee Stock Purchase Plan (5)

         10.5     1993 Director  Stock Option Plan,  as amended  through May 24,
                  1995 (5)

         10.6 The form of Option Agreement used under the 1993 Director Stock Option Plan (5)

         10.7     Registrant's 401(k) Plan (4)

         10.8 Lease dated March 17, 1992 for Registrant's facilities at 1941 Ringwood Avenue, Suite 100, San Jose, California (4)

         10.9 Lease dated April 15, 1993 for Registrant's facilities at 2350 Lundy Place, San Jose, California (1)

         10.10 Amended and Restated Asset Purchase Agreement dated February 26, 1993 by and between Registrant, Barclay Financial Group and Adlar Turnkey Manufacturing Company, as amended (4)

         10.11 Form of Convertible Note issued by Registrant in favor of Barclay Financial Group (4)

         10.12 Amended and Restated Credit Agreement dated as of May 23, 1995 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks, as amended (2)

         10.13 First Amendment to Second Amended and Restated Credit Agreement dated as of June 25, 1996 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks(7)

         10.14 Second Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 1996 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks(8)

         10.15 Standard Distributor Agreement dated June 1, 1990 by and between Quantum Corporation and Registrant (4)

         (3)      Exhibits Continued

         Number   Description of Document
         ------   -----------------------

         10.16    Form of Indemnification Agreement (4)

         10.17 IBM Authorized Distributor Agreement dated May 17, 1993 between IBM Corporation and Registrant (4)

         10.18    Sublease  dated   November  12,  1996  for  the   Registrant's
                  facilities at 2020 South Tenth Street, San Jose, California, and related exhibits

         10.19*   Employment Agreement dated as of December 10, 1996 between the
                  Registrant  and  W.  Donald  Bell,  the   Registrant's   Chief
                  Executive Officer

         10.20 Form of Management Retention Agreement between the Registrant and the following executive officers of the Registrant: W. Donald Bell, Remo E. Canessa, William Murphy, Philip M. Roussey and Robert J. Sturgeon

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Price Waterhouse LLP

         24.1     Power of Attorney (contained on page 22)

-----------------------
         * Confidential treatment has been requested for portions of this document.

         (1) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993 filed on March 31, 1994.

         (2) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 33-79692) in the form declared effective on November 1, 1994.

         (3) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 33-66580) filed on July 29, 1993.

         (4) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 33-60954) filed on April 14, 1993 and which became effective on June 14, 1993.

         (5) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 33-83398) filed on August 29, 1994.

         (6) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-10837) filed on August 26, 1996.

         (7) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

         (8) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

(c)      Exhibits. See Item 14(a) above.

(d)      Financial Statements Schedules. See Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.


                                    BELL MICROPRODUCTS INC.


                           By:    /s/ Remo E. Canessa
                               ------------------------------------------------
                                  Remo E. Canessa
                                  Chief Financial Officer,
                                  Vice President of Finance,
                                  Corporate Controller and Secretary
                                  (Principal Financial and Accounting Officer)


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Donald Bell and Remo E. Canessa and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                         Title                                       Date
---------------------------------     -----------------------------------------------------    --------------------------

    /s/ W. Donald Bell              Chairman of the Board, President and Chief Executive         March 26, 1997
-------------------------------     Officer (Principal Executive Officer)
(W. Donald Bell)


    /s/ Remo E. Canessa             Chief Financial Officer, Vice President of Finance,          March 26, 1997
-------------------------------     Corporate Controller and Secretary (Principal Financial
(Remo E. Canessa)                   and Accounting Officer)


    /s/ Jon H. Beedle               Director                                                     March 26, 1997
-------------------------------
(Jon H. Beedle)


    /s/ Glenn E. Penisten           Director                                                     March 26, 1997
-------------------------------
(Glenn E. Penisten)


    /s/ Gordon A. Campbell          Director                                                     March 26, 1997
-------------------------------
(Gordon A. Campbell)


    /s/ Edward L. Gelbach           Director                                                     March 26, 1997
-------------------------------
(Edward L. Gelbach)


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Bell Microproducts Inc.

         In our opinion, the financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 18 present fairly, in all material respects, the financial position of Bell Microproducts Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE  LLP
San Jose, California
February 13, 1997

                                                       BELL MICROPRODUCTS INC.
                                                           BALANCE SHEETS
                                                (in thousands, except per share data)


                                                                                                               December 31,
                                                                                                         ---------------------------
                                                                                                           1996              1995
                                                                                                          --------          --------
ASSETS
Current assets:
     Cash                                                                                                 $  5,682          $  2,489
     Accounts receivable, net of allowance for doubtful accounts
        of $4,228 and $3,300                                                                                70,686            65,266
     Inventories (Note 3)                                                                                   78,659            70,262
     Deferred and refundable income taxes (Note 7)                                                           3,714             3,418
     Prepaid expenses                                                                                          885               841
                                                                                                          --------          --------
            Total current assets                                                                           159,626           142,276

Property and equipment, net (Notes 3 and 8)                                                                  9,006             7,861
Goodwill                                                                                                     6,685             6,987
Other assets                                                                                                   363               153
                                                                                                          --------          --------
     Total assets                                                                                         $175,680          $157,277
                                                                                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Notes payable, current portion                                                                       $    294          $     15
     Accounts payable                                                                                       45,725            31,596
     Other accrued liabilities                                                                               6,271             2,705
     Current portion of capitalized lease obligations (Note 8)                                               1,378             1,046
                                                                                                          --------          --------
            Total current liabilities                                                                       53,668            35,362

Line of credit (Note 4)                                                                                     45,900            54,500
Notes payable, less current portion (Note 11)                                                                 --                 294
Capitalized lease obligations, less current portion (Note 8)                                                 4,985             4,659
                                                                                                          --------          --------
     Total liabilities                                                                                     104,553            94,815
                                                                                                          --------          --------

Commitments and contingencies (Note 8)
Shareholders' equity (Notes 5 and 6):
     Preferred Stock, $0.01 par value, 10,000 shares authorized;
         none issued and outstanding                                                                          --                --
     Common Stock, $0.01 par value, 20,000 shares authorized;
         8,445 and 8,323 shares issued and outstanding                                                      51,644            50,841
     Retained earnings                                                                                      19,483            11,621
                                                                                                          --------          --------
            Total shareholders' equity                                                                      71,127            62,462
                                                                                                          --------          --------
     Total liabilities and shareholders' equity                                                           $175,680          $157,277
                                                                                                          ========          ========


                             The accompanying notes are an integral part of these financial statements.

                                                       BELL MICROPRODUCTS INC.
                                                      STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)


                                                                                                Year Ended December 31,
                                                                                ----------------------------------------------------
                                                                                  1996                1995                  1994
                                                                                  ----                ----                  ----

Sales                                                                           $ 483,316            $ 346,291            $ 250,753
Cost of sales                                                                     425,258              305,696              217,277
                                                                                ---------            ---------            ---------

     Gross profit                                                                  58,058               40,595               33,476
Marketing, general and administrative expenses                                     41,008               30,352               23,258
                                                                                ---------            ---------            ---------

Income from operations                                                             17,050               10,243               10,218

Interest expense                                                                   (3,495)              (3,473)              (1,691)
                                                                                ---------            ---------            ---------

Income before income taxes                                                         13,555                6,770                8,527
Provision for income taxes (Note 7)                                                 5,693                2,768                3,471
                                                                                ---------            ---------            ---------

Net income                                                                      $   7,862            $   4,002            $   5,056
                                                                                =========            =========            =========

Earnings per share (Note 2)                                                     $    0.92            $    0.48            $    0.86
                                                                                =========            =========            =========
Weighted average common shares
     and equivalents (Note 2)                                                       8,511                8,350                5,878
                                                                                =========            =========            =========



                             The accompanying notes are an integral part of these financial statements.

                                                       BELL MICROPRODUCTS INC.
                                                 STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (in thousands)


                                                                                        Common Stock
                                                                                    --------------------       Retained
                                                                                    Shares        Amount       Earnings       Total
                                                                                    ------        ------       --------       -----
Balance at December 31, 1993                                                         4,867       $15,788       $ 2,563       $18,351

Issuance of Common Stock in secondary public offering, net
of issuance costs of $2,284                                                          2,573        27,300          --          27,300
Issuance of Common Stock for acquisition of Vantage
  Components, Inc.                                                                     489         5,015          --           5,015
Exercise of stock options, including related tax benefit
  of $127                                                                               74           388          --             388
Issuance of Common Stock under Stock Purchase Plan                                      44           355          --             355
Net Income                                                                            --            --           5,056         5,056
                                                                                   -------       -------       -------       -------

Balance at December 31, 1994                                                         8,047        48,846         7,619        56,465

Exercise of stock options, including related tax benefit
  of $181                                                                              103           749          --             749
Issuance of Common Stock under Stock Purchase Plan                                      66           473          --             473
Conversion of note payable to Common Stock                                             107           773          --             773
Net Income                                                                            --            --           4,002         4,002
                                                                                   -------       -------       -------       -------
Balance at December 31, 1995                                                         8,323        50,841        11,621        62,462

Exercise of stock options, including related tax benefit
  of $159                                                                               26           202          --             202
Issuance of Common Stock under Stock Purchase Plan                                      96           601          --             601
Net Income                                                                            --            --           7,862         7,862
                                                                                   -------       -------       -------       -------
Balance at December 31, 1996                                                         8,445       $51,644       $19,483       $71,127
                                                                                   =======       =======       =======       =======


                             The accompanying notes are an integral part of these financial statements.

                                                       BELL MICROPRODUCTS INC.
                                                      STATEMENTS OF CASH FLOWS
                                                     Increase (Decrease) in Cash
                                                           (in thousands)

                                                                                                    Year Ended December 31,
                                                                                     -----------------------------------------------

                                                                                      1996               1995                1994
                                                                                      ----               ----                ----
Cash flows from operating activities:
     Net income                                                                      $  7,862           $  4,002           $  5,056
     Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
     Depreciation and amortization                                                      2,569              1,659                801
     Change in deferred and refundable income taxes                                      (296)            (2,020)              (718)
     Changes in assets and liabilities:
          Accounts receivable                                                          (5,420)           (13,431)           (21,071)
          Inventories                                                                  (8,397)           (13,236)           (30,524)
          Prepaid expenses                                                                (44)              (294)              (346)
          Other assets                                                                   (210)                49                (67)
          Accounts payable                                                             14,129             (3,483)            12,941
          Other accrued liabilities                                                     3,566                795               (719)
                                                                                     --------           --------           --------

Net cash provided by (used in) operating activities                                    13,759            (25,959)           (34,647)
                                                                                     --------           --------           --------
Cash flows from investing activities:
     Acquisition of property and equipment, net                                        (1,120)            (1,160)              (933)
     Acquisition of Vantage Components Inc., net of cash
        acquired (Note 11)                                                               --                 --               (4,688)
                                                                                     --------           --------           --------

Net cash used in investing activities                                                  (1,120)            (1,160)            (5,621)
                                                                                     --------           --------           --------
Cash flows from financing activities:
     Net borrowings/repayments under line of credit                                    (8,600)            33,000              8,500
     Net borrowings/repayments under term loan                                           --               (5,000)             5,000
     Proceeds from issuance of Common Stock                                               803              1,222             27,916
     Principal payments on long-term liabilities                                       (1,649)            (1,016)              (274)
                                                                                     --------           --------           --------

Net cash provided by (used in) financing activities                                    (9,446)            28,206             41,142
                                                                                     --------           --------           --------

Net increase in cash                                                                    3,193              1,087                874

Cash at beginning of period                                                             2,489              1,402                528
                                                                                     --------           --------           --------

Cash at end of period                                                                $  5,682           $  2,489           $  1,402
                                                                                     ========           ========           ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                   $  3,355           $  3,380           $  1,558
          Income taxes                                                               $  5,744           $  4,282           $  4,143
     Obligations incurred under capital leases                                       $  2,292           $  5,254           $    768

     Assets acquired in exchange for notes payable
                                                                                     $   --             $   --             $    750
     Common Stock issued for the acquisition of Vantage
       Components, Inc.                                                              $   --             $   --             $  5,015
     Common Stock on conversion of note payable                                      $   --             $    773           $   --



                             The accompanying notes are an integral part of these financial statements.

                             BELL MICROPRODUCTS INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

         Bell Microproducts Inc. (the Company) was incorporated in California on October 23, 1987 and commenced operations in January 1988. The Company operates in two industry segments: as a contract manufacturer and as a distributor of semiconductor and computer products to original equipment manufacturers (OEMs), value added resellers (VARs) and dealers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

         Revenues are recognized when products are shipped. Provisions for estimated losses on returns and for expected warranty costs are recorded at the time of sale.

Inventories

         Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method based upon the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the lease term.

Goodwill

         Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. The excess of the purchase price over the fair value of the assets acquired is amortized on a straight-line basis over a twenty-five year period. Accumulated amortization equaled $799,000 and $497,000 as of December 31, 1996 and 1995, respectively. The Company periodically reviews the recoverability of goodwill based on estimated future cash flows.

Income Taxes

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires, among other things, that deferred income taxes be provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities as part of the income tax provisions.

Earnings Per Share

         Earnings per share is computed using the weighted average number of common and common equivalent shares ("weighted average shares") outstanding during the period. Common equivalent shares consist of the dilutive effect of stock options and warrants using the treasury stock method.

Disclosures About Fair Value of Financial Instruments

         Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value.

Concentration of Credit and Other Risks

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company's accounts receivable are derived from sales to OEMs, VARs and dealers located primarily in the United States. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral. The Company maintains reserves for estimated credit losses. Two vendors accounted for 53%, 40% and 48% of the Company's distribution inventory purchases during 1996, 1995 and 1994, respectively. One such vendor has obtained a second priority lien against the Company's inventories to secure payment on the Company's purchase of goods.

Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - BALANCE SHEET COMPONENTS:

                                                              December 31,
                                                       -----------------------
                                                           1996         1995
                                                           ----         ----
                                                             (in thousands)
         Inventories:
            Work-in-process                             $  9,146     $  5,264
            Purchased components and materials            69,513       64,998
                                                        --------     --------
                                                        $ 78,659     $ 70,262
                                                        ========     ========
         Property and equipment:
            Warehouse equipment                         $    195     $    134
            Manufacturing and test equipment               9,070        7,452
            Furniture and fixtures                         1,147          941
            Computer and other equipment                   3,212        1,695
                                                        --------     --------
                                                          13,624       10,222
            Less: accumulated depreciation and
               amortization                               (4,618)      (2,361)
                                                        ========     ========
                                                        $  9,006     $  7,861
                                                        ========     ========

NOTE 4 - LINE OF CREDIT AND TERM LOAN:

         On May 5, 1994, the Company entered into an Amended and Restated Credit Agreement with Sumitomo Bank of California ("Sumitomo Bank") and a new participating bank, Union Bank, which increased the Company's revolving line of credit to $25 million. On May 26, 1994, the banks also provided a five year term loan of $5 million. On August 29, 1994, the Company entered into an amendment to the Amended and Restated Credit Agreement which increased the revolving line of credit to $35 million.

         On May 23, 1995, the Company entered into an Amended and Restated Syndicated Credit Agreement, arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent, which increased the Company's $35 million revolving line of credit and $5 million term loan facilities to $70 million. This agreement was amended on June 25, 1996, to increase the line of credit to $80 million and extend the maturity date to May 31, 1998. The syndicate includes Sumitomo Bank of California and Union Bank, The First National Bank of Boston, Comerica Bank - California and The Sumitomo Bank, Limited. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. At December 31, 1996 the interest rate was 8.25%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants, however, there can be no assurance that the Company will be in compliance in the future. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The balance outstanding on the revolving line of credit at December 31, 1996 was approximately $45.9 million.

NOTE 5 - SHAREHOLDERS' EQUITY:

         On June 15, 1993, the Company completed an initial public offering (Offering) of 1,500,000 shares of Common Stock, 1,200,000 shares being sold by the Company and 300,000 shares being sold by certain of the Company's shareholders, at a price of $7.50 per share. Upon the closing of the Offering, 5,106,000 shares of convertible Preferred Stock were converted into 2,042,400 shares of Common Stock.

         The Company sold to Sutro & Co. Incorporated, the Representative of the Underwriters (Representative) of the initial public offering, for $1,050, the Representative's Warrants to purchase from the Company up to 105,000 shares of Common Stock at an exercise price equal to $9.00 per share. The Representative's Warrants are exercisable for a period of four years, beginning June 14, 1994.

         On November 1, 1994, the Company completed a secondary public offering of 2,859,570 shares of Common Stock, 2,573,277 shares being sold by the Company and 286,293 shares being sold by certain of the Company's shareholders, at a price of $11.50 per share.

NOTE 6 - STOCK-BASED COMPENSATION PLANS:

         At December 31, 1996, the Company had three stock-based compensation plans which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1995 and 1996 under those plans consistent with the provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced as presented below:

                                                      1996              1995
                                                      ----              ----
          Net income:
               As reported                           $7,862            $4,002
               Pro forma                              7,206             3,696
          Earnings per share
               As reported                             0.92              0.48
               Pro forma                               0.85              0.44

         Because additional stock options and stock purchase rights are expected to be granted each year and these only include the effect of options granted subsequent to December 31, 1994, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Stock Option Plans

         The Company has two fixed stock option plans. The Amended and Restated 1988 Incentive Stock Plan (the Plan) provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Since inception, the Company has reserved 2,224,104 shares of Common Stock for issuance under the Plan.

         The options lapse five years after the date of grant or such shorter period as may be provided for in the stock option agreement. All options granted vest over four years. If an optionee ceases to be employed by the Company, the optionee may, within one month (or such other period of time, as determined by the Board of Directors, but not exceeding three months) exercise options to the extent vested.

         As part of the Plan, in March 1993, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 339,000 shares, 224,000 shares and 30,000 shares of Common Stock were granted in 1996, 1995 and 1994, respectively. The Program provides for ten-year option terms with vesting at the rate of 1/10th per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

         On February 7, 1996, the Board of Directors offered employees with options under the Plan the opportunity to exchange existing options for new options at an exercise price of $6.50, the fair market value of the Company's Common Stock on the date of the exchange. Any vesting in the canceled options was lost, and the new options were subject to the normal four-year vesting schedule under the Plan. Of the approximate 950,000 stock options outstanding eligible for exchange, 640,900 stock options were exchanged for new options.

The following table presents activity under the Plan:

                                                                                      Options outstanding
                                                                                 -----------------------------
                                                           Options                                 Weighted
                                                        available for                              average
                                                            grant                 Shares        exercise price
                                                            -----                 ------        --------------
Balance at December 31, 1993                               118,044                 585,638          $ 6.22

Increase in options available for grant                    206,714                    --
Options granted                                           (388,800)                388,800          $10.70
Options exercised                                             --                   (71,225)         $ 3.68
Options canceled                                           173,325                (173,325)         $ 8.22
                                                        ----------              ----------          ------
Balance at December 31, 1994                               109,283                 729,888          $ 8.36

Increase in options available for grant                    435,000                    --
Options granted                                           (516,800)                516,800          $10.19
Options exercised                                             --                  (105,798)         $ 5.44
Options canceled                                           181,260                (181,260)         $ 9.21
                                                        ----------              ----------          ------
Balance at December 31, 1995                               208,743                 959,630          $ 9.50

Increase in options available for grant                    300,000                    --
Options granted                                         (1,126,800)              1,126,800          $ 6.99
Options exercised                                             --                   (22,530)         $ 1.94
Options canceled                                           842,900                (842,900)         $ 9.88
                                                        ----------              ----------          ------
Balance at December 31, 1996                               224,843               1,221,000          $ 7.06
                                                        ==========              ==========          ======


         At December 31, 1996, 115,450 options were exercisable under this Plan.

         In March 1993, the Company adopted the 1993 Director Stock Option Plan (the "Director Plan") which initially provided for the grant of an aggregate of 90,000 options for the purchase of the Company's Common Stock. The number of shares was increased in May 1994 to 120,000 and increased to 145,000 in May 1995. 75,000 options available under the Director Plan were granted in March 1993 at an exercise price of $8.00 per share and during 1996, 20,000 shares were granted at an exercise price of $7.00 per share. In February 1996, 10,000 options were canceled. These options vest annually at the rate of 1/3 and have a ten-year life.

         For the fixed stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively; expected volatility of 35% and 35%; risk free interest rate of 6.0% and 6.0% and expected lives of 4.70 and 4.19 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 1995 and 1996 was $3.87 and $2.00, respectively.


The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                            OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                          ---------------------------------------------------------   -----------------------------------------
                            Number of
                              Shares
                           Outstanding                                                  Number of Shares
                              As of          Weighted Average          Weighted          Exercisable As           Weighted
 Range of Exercise         December 31,          Remaining              Average          of December 31,           Average
       Prices                  1996          Contractual Life       Exercise Price             1996             Exercise Price
---------------------     ---------------    ------------------    ----------------     ------------------     ----------------
$ 0.63  -  $ 1.25             16,150               0.49 years            $  0.70              15,450              $  0.68
$ 6.50  -  $ 7.00            774,200               6.11                     6.56              12,150                 7.00
$ 7.25  -  $ 8.38            337,000               5.21                     7.71             128,650                 7.80
$ 8.63  -  $10.00            162,450               4.02                     8.73              13,900                 9.07
$11.00  -  $12.75             11,200               2.70                    11.92               5,300                11.90
                           ---------               ----                  -------             -------              -------
$ 0.63  -  $12.75          1,301,000               5.52                  $  7.10             175,450              $  7.34
                           =========               ====                  =======             =======              =======


Employee Stock Purchase Plan

         The Company has reserved for issuance to all eligible employees under its Employee Stock Purchase Plan 380,000 shares of Common Stock. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period. 224,524 shares have been issued under this plan as of December 31, 1996. The fair value of each purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used in 1995 and 1996, respectively; expected volatility of 35% and 35%; risk free interest rate of 5.48% and 5.64% and expected lives of 0.5 and
0.5 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those purchase rights granted in 1995 and 1996 was $2.59 and $1.82, respectively.

NOTE 7 - INCOME TAXES:

         The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                        1996             1995             1994
                                        ----             ----             ----
Current:
     Federal                          $ 5,893          $ 2,716          $ 3,281
     State                              1,495              424              908
                                      -------          -------          -------
                                        7,388            3,140            4,189
Deferred:
     Federal                           (1,382)            (284)            (411)
     State                               (313)             (88)            (307)
                                      -------          -------          -------
                                      $ 5,693          $ 2,768          $ 3,471
                                      =======          =======          =======

Deferred tax (liabilities) assets comprise the following at December 31 (in thousands):

                                                    1996       1995        1994
                                                    ----       ----        ----

Basis differential in assets                      $  (110)   $  (118)   $  (127)
Depreciation                                         (621)      (201)       (87)
                                                  -------    -------    -------
     Gross deferred tax liabilities                  (731)      (319)      (214)
                                                  -------    -------    -------

Bad debt, sales and warranty reserves               1,922      1,351        575
Inventory reserves and basis differences            1,756        495        733
Compensation accruals and reserves                    128        110         33
State taxes, net of federal benefit                   391         67        207
Other                                                 248         66         64
                                                  -------    -------    -------
     Gross deferred tax assets                      4,445      2,089      1,612
                                                  -------    -------    -------

     Net deferred tax asset                       $ 3,714    $ 1,770    $ 1,398
                                                  =======    =======    =======


         The net deferred tax asset represents temporary differences for future tax deductions which can generally be realized by carryback to taxable income in prior years.

         The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income as follows:

                                            Year Ended December 31,
                                      ---------------------------------------
                                       1996              1995           1994
                                       ----              ----           ----

Federal statutory rate                35.0%              34.0%         34.0%
State income taxes, net of
Federal tax                            5.7%               3.3%          4.7%
    benefit and credits
Other                                  1.3%               3.6%          2.0%
                                      ----                ----         ----

                                      42.0%               40.9%        40.7%
                                      ====                ====         ====


NOTE  8 - COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under cancelable and noncancelable operating lease agreements. The leases expire at various times through 2006 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

         The Company leases certain equipment under capitalized leases with such equipment amounting to $8,698,000 less accumulated depreciation of $2,335,000 at December 31, 1996 and $6,524,000 less accumulated depreciation of $913,000 at December 31, 1995. Amortization expense on assets subject to capitalized leases was $1,307,000, $696,000, and $180,000 for the years ended December 31, 1996,
1995 and 1994, respectively. The capitalized lease terms range from three to five years.

The following is a summary of commitments under leases:


                                                Capitalized            Operating
    Year ending December 31,                      leases                 leases
    ------------------------                      ------                 ------
                                                         (in thousands)

   1997                                           $ 1,863             $ 2,041
   1998                                             1,872               1,920
   1999                                             1,824               1,381
   2000                                             1,507                 954
   2001                                               488                 920
   2002 and beyond                                   --                 2,866
                                                  -------             -------

   Total minimum lease payments                   $ 7,554             $10,082
                                                                      =======

   Less:  imputed interest                         (1,191)
                                                  -------

   Present value of minimum lease payments        $ 6,363
                                                  =======


         Total operating lease expense was $1,272,000, $1,167,000 and $1,052,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         On May 10, 1996, the Company entered into an agreement with a financial institution to provide inventory flooring financing to selected Company customers. Under this agreement, should a customer default on its payment obligations, the Company is obligated to repurchase any unsold inventory. Due to the rapid turnover of inventory sold in conjunction with the agreement and the timely customer payment history experienced to date, management estimates its exposure at December 31, 1996 to be immaterial.

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse affect on the Company's financial position or results of operations.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES:

         The Company has entered into a manufacturing agreement with Pinnacle Systems, Inc. ("Pinnacle") providing for the performance by the Company's manufacturing division of value-added turnkey services for Pinnacle. The agreement term is automatically renewed for successive one year periods unless terminated by either party on 90 days' written notice. Company sales to Pinnacle totaled $9,692,000, $13,461,000, and $3,856,000 for the years ended December 31,
1996, 1995, and 1994, respectively. The accounts receivable balance from Pinnacle was $202,000 and $3,798,000 at December 31, 1996 and December 31, 1995, respectively. The Company has purchased approximately $350,000, $576,000, and $121,000 of inventory from Pinnacle in 1996, 1995 and 1994, respectively. Inventory on hand at December 31, 1996 purchased under contract with Pinnacle totaled $914,000. Glenn E. Penisten, a director of the Company, is a director of Pinnacle. The agreement was entered into in the ordinary course of business and the Company believes that it has terms no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

         In May 1994, the Company entered into a manufacturing agreement with Reply Corporation ("Reply") providing for the performance by the Company's manufacturing division of value-added turnkey services for Reply. The agreement term is automatically renewed for successive one year periods unless terminated by either party on 90 days' written notice. Sales to Reply totaled approximately $2,594,000, $3,144,000 and $2,086,000 during 1996, 1995, and 1994, respectively. The accounts receivable balance from Reply was $413,000 at December 31, 1996 and $742,000 at December 31, 1995. The Company has purchased approximately $167,000, $66,000 and $342,000 of inventory from Reply in 1996, 1995, and 1994, respectively. Inventory on hand at December 31, 1996 purchased under contract with Reply totaled $270,000. Glenn
E. Penisten and Gordon A. Campbell, directors of the Company, are directors of Reply. The agreement was entered into in the ordinary course of business and the Company believes that it has terms no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

NOTE 10 - SALARY SAVINGS PLAN:

         In April 1990, the Company adopted a Section 401(k) Plan (the Plan) which provides participants an opportunity to accumulate funds for retirement and hardship. Under the terms of the Plan, eligible participants may contribute up to 15% of their eligible earnings to the Plan. The Company may elect to make matching contributions equal to a discretionary percentage, to be determined by the Company, of participants' contributions up to the statutory maximum of participants' eligible earnings. The Company has not made contributions to the Plan.

NOTE 11 - ACQUISITIONS:

         On May 26, 1994, the Company acquired Vantage Components, Inc. (Vantage) for a purchase price of $11,806,000, which included cash of $5,300,000 (funded via Bell Microproducts' line of credit and term loan facilities), the issuance of 489,281 shares of Bell Microproducts Common Stock, the issuance of promissory notes totaling $750,000 and acquisition costs. The acquisition was accounted for as a purchase. The purchase price was allocated to the acquired assets and liabilities based upon management's estimate of their fair market values as of the acquisition date as follows (in thousands):

              ---------------------------------------------------------------
              Cash..............................................     $ 1,371
              Accounts receivable...............................       4,948
              Inventories.......................................       4,527
              Equipment and other assets........................         119
              Goodwill..........................................       7,063
              Accounts payable..................................      (3,500)
              Line of credit....................................      (1,900)
              Note payable to bank..............................         (23)
              Other accrued liabilities.........................        (799)
                                                                     -------
                                                                     $11,806
                                                                     =======
              ---------------------------------------------------------------

         The results of operations of Vantage, predominantly a distributor of semiconductor products, have been included with those of the Company for periods subsequent to the date of acquisition. Vantage had sales of $34.2 million and net income of $776,000 for its fiscal year ended February 28, 1994.

         Set forth below is the unaudited pro forma combined summary of operations of the Company and Vantage for the year ended December 31, 1994 as though the acquisition had been made on January 1, 1994 (in thousands, except per share data):

              ------------------------------------------------------------------
              (Unaudited)                               Year ended December 31,
                                                        ------------------------
                                                                 1994
                                                        -----------------------
              Sales........................................... $263,460
              Net income......................................    4,984
              Earnings per share..............................    $0.80

              Weighted average common shares and equivalents..    6,245

              ------------------------------------------------------------------

         The unaudited pro forma combined summary of operations includes: 1) the amortization of goodwill over a twenty-five year period, 2) the additional interest expense on debt incurred in connection with the acquisition as if the debt had been outstanding from the beginning of the period presented, and 3) the elimination of Vantage's sales and related incremental costs associated with the distribution of certain products, as a relationship with a key supplier was terminated in connection with the Company's acquisition of Vantage.

         The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 1994 or of those results which may be obtained in the future.

NOTE 12 - BUSINESS SEGMENT INFORMATION:

         Operating  results  and  other  financial  data are  presented  for the principal  business  segments of the Company  for the years ended  December  31,
1996, 1995 and 1994 as follows:
                                                              Distribution       Manufacturing        Eliminations      Consolidated
                                                              ------------       -------------        ------------      ------------
1996
Sales to customers ...................................           $391,187           $ 92,129            $   --            $483,316
Intersegment sales ...................................              4,855                282              (5,137)             --
                                                                 --------             ------            --------          --------
Revenue ..............................................            396,042             92,411              (5,137)          483,316
Operating profit .....................................             11,556              5,494                --              17,050
Identifiable assets ..................................            172,755             39,326             (36,401)          175,680
Depreciation and amortization ........................                683              1,886                --               2,569
Capital asset additions ..............................                487              2,925                --               3,412

1995
Sales to customers ...................................           $296,633           $ 49,658            $   --            $346,291
Intersegment sales ...................................              7,090                495              (7,585)             --
                                                                 --------             ------            --------          --------
Revenue ..............................................            303,723             50,153              (7,585)          346,291
Operating profit .....................................              7,559              2,684              10,243
Identifiable assets ..................................            152,584             39,316             (34,623)          157,277
Depreciation and amortization ........................                605              1,054                --               1,659
Capital asset additions ..............................                402              6,012                --               6,414

1994
Sales to customers ...................................           $220,883           $ 29,870            $   --            $250,753
Intersegment sales ...................................              4,762                 24              (4,786)             --
                                                                 --------             ------            --------          --------
Revenue ..............................................            225,645             29,894              (4,786)          250,753
Operating profit .....................................             10,991               (773)             10,218
Identifiable assets ..................................            117,870             18,615             (13,983)          122,502
Depreciation and amortization ........................                392                409                --                 801
Capital asset additions ..............................                636              1,147                --               1,783


         Revenue and operating profit by business segment includes both sales to
customers,   as  reported  in  the  Company's  statements  of  operations,   and
intersegment sales, which are transferred at cost.


NOTE 13 - SELECTED UNAUDITED QUARTERLY FINANCIAL DATA:

                                              (in thousands, except per share amounts)

                                                                               Quarter Ended
                               -----------------------------------------------------------------------------------------------------
                                 Mar. 31,    June 30,     Sept. 30,    Dec. 31,    Mar. 31,     June 30,    Sept. 30,     Dec. 31,
                                  1995         1995         1995         1995        1996         1996         1996         1996
                                  ----         ----         ----         ----        ----         ----         ----         ----
Sales ......................   $  72,927    $  80,529    $  89,213    $ 103,622    $ 115,431    $ 113,644    $ 118,018    $ 136,222
Cost of sales ..............      63,816       70,117       77,472       94,291      101,809       99,020      103,855      120,574
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross profit ...............       9,111       10,412       11,741        9,331       13,622       14,624       15,648
Marketing, general
  and administrative
  expenses .................       6,434        6,848        7,177        9,893        9,759       10,518        9,896       10,835
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from
  operations ...............       2,677        3,564        4,564         (562)       3,863        4,106        4,267        4,813
Interest expense ...........        (703)        (718)        (921)      (1,130)        (995)        (909)        (767)        (822)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before
  income taxes .............       1,974        2,846        3,643       (1,692)       2,868        3,197        3,500        3,991
Provision for income
  taxes ....................         839        1,225        1,548         (844)       1,205        1,343        1,470        1,676
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) ..........   $   1,135    $   1,621    $   2,095    $    (848)   $   1,663    $   1,854    $   2,030    $   2,315
                               =========    =========    =========    =========    =========    =========    =========    =========

Net income (loss)
  per share ................   $    0.14    $    0.20    $    0.25    $   (0.10)   $    0.20    $    0.22    $    0.24    $    0.27
                               =========    =========    =========    =========    =========    =========    =========    =========

Weighted average
  common shares
  and equivalents ..........       8,269        8,233        8,499        8,282        8,423        8,539        8,531        8,552
                               =========    =========    =========    =========    =========    =========    =========    =========

         During the fourth quarter of 1995 the Company recorded charges of approximately $2,500,000 related to the write-down of certain DRAM inventories. During the fourth quarter of 1995 the Company also increased its allowance for doubtful accounts, primarily for a customer which filed for bankruptcy during the quarter. The fourth quarter of 1995 also reflects decreases in the applicable effective full year tax rates, partially attributable to the recognition of certain investment tax credits for equipment purchased. During the fourth quarter of 1996, the Company began capitalizing certain labor overhead costs related to its manufacturing activities. The impact was an increase to net income in the fourth quarter of 1996, of approximately $217,000.

                                                                     SCHEDULE II

                             BELL MICROPRODUCTS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                          Additions
                            Balance at    Charged to
                           Beginning of   Costs and   Deductions-    Balance at
 Year Ended December 31,      Period       Expenses   Write-offs   End of Period
 -----------------------      ------       --------   ----------   -------------

     1996                    $ 3,300      $ 5,035     $ (4,107)      $ 4,228

     1995                      1,550        2,427         (677)        3,300

     1994                        736        1,277         (463)        1,550

                                INDEX TO EXHIBITS

                                                                     Sequential
Number    Description of Document                                    Page Number
------    -----------------------                                    -----------

2.1 Agreement and Plan of Reorganization dated as of February 2, 1994 between Registrant, Bell Microproducts Acquisition Corporation, a New York corporation and wholly-owned subsidiary of Registrant, Vantage Components Inc., a New Jersey corporation, Vantage Components, Inc., a New York corporation, Vantage Components of Maryland, Inc., a Maryland corporation and Vantage Components of MA, Inc., a Massachusetts corporation (1)

2.2 Amendment No. 1 to Agreement and Plan of Reorganization dated as of February 2, 1994 between Registrant, Bell Microproducts Acquisition Corporation, a New York corporation and wholly-owned subsidiary of Registrant, Vantage Components, Inc., a New Jersey corporation, Vantage Components Inc., a New York corporation, Vantage Components of Maryland, Inc., a Maryland corporation and Vantage Components of MA, Inc., a Massachusetts corporation (2)

3.1      Amended and Restated  Articles of Incorporation of Registrant
         (3)

3.2      Amended and Restated Bylaws of Registrant (4)

4.1      Specimen Common Stock Certificate of the Registrant (4)

4.2 Amended and Restated Registration Rights Agreement dated June 11, 1992 between Registrant and certain investors named therein, as amended (1)

4.3      Warrant issued to Sutro & Co. Incorporated (2)

10.1     1988  Incentive  Stock Plan, as amended  through May 23, 1996
         (6)

10.2     The form of Option  Agreement  used under the 1988  Incentive
         Stock Plan (5)

10.3     Employee Stock Purchase Plan, as amended through May 23, 1996
         (6)

10.4     The form of Option  Agreement  used under the Employee  Stock
         Purchase Plan (5)

10.5     1993 Director  Stock Option Plan, as amended  through May 24,
         1995 (5)

10.6 The form of Option Agreement used under the 1993 Director Stock Option Plan (5)

10.7     Registrant's 401(k) Plan (4)

10.8 Lease dated March 17, 1992 for Registrant's facilities at 1941 Ringwood Avenue, Suite 100, San Jose, California (4)

10.9 Lease dated April 15, 1993 for Registrant's facilities at 2350 Lundy Place, San Jose, California (1)

10.10 Amended and Restated Asset Purchase Agreement dated February 26, 1993 by and between Registrant, Barclay Financial Group and Adlar Turnkey Manufacturing Company, as amended (4)

10.11 Form of Convertible Note issued by Registrant in favor of Barclay Financial Group (4)

                                                                     Sequential
Number    Description of Document                                    Page Number
------    -----------------------                                    -----------

10.12 Amended and Restated Credit Agreement dated as of May 23, 1995 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks, as amended (2)

10.13 First Amendment to Second Amended and Restated Credit Agreement dated as of June 25, 1996 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks(7)

10.14 Second Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 1996 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks(8)

10.15 Standard Distributor Agreement dated June 1, 1990 by and between Quantum Corporation and Registrant (4)

10.16    Form of Indemnification Agreement (4)

10.17 IBM Authorized Distributor Agreement dated May 17, 1993 between IBM Corporation and Registrant (4)

10.18    Sublease  dated  November  12,  1996  for  the   Registrant's
         facilities at 2020 South Tenth Street, San Jose, California, and related exhibits.

10.19* Employment Agreement dated as of December 10, 1996 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer

10.20 Form of Management Retention Agreement between the Registrant and the following executive officers of the Registrant: W. Donald Bell, Remo E. Canessa, William Murphy, Philip M. Roussey and Robert J. Sturgeon.

21.1     Subsidiaries of the Registrant

23.1     Consent of Price Waterhouse LLP

24.1     Power of Attorney (contained on page 22)

----------------

* Confidential treatment has been requested for portions of this document.

(1)      Incorporated   by  reference   to  exhibit   filed  with  the
         Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993 filed on March 31, 1994.

(2) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 33-79692) in the form declared effective on November 1, 1994.

(3)      Incorporated   by  reference   to  exhibit   filed  with  the
         Registrant's Registration Statement on Form S-8 (File No. 33-66580) filed on July 29, 1993.

(4) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 33-60954) filed on April 14, 1993 and which became effective on June 14, 1993.

(5)      Incorporated   by  reference   to  exhibit   filed  with  the
         Registrant's Registration Statement on Form S-8 (File No. 33-83398) filed on August 29, 1994.

(6)      Incorporated   by  reference   to  exhibit   filed  with  the
         Registrant's Registration Statement on Form S-8 (File No. 333-10837) filed on August 26, 1996.

(7)      Incorporated   by  reference   to  exhibit   filed  with  the
         Registrant's  Report on Form 10-Q for the quarter  ended June
         30, 1996.

(8)      Incorporated   by  reference   to  exhibit   filed  with  the
         Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.