Form 10-Q
period 1997-03-31
BELL MICROPRODUCTS INC
filed 1997-05-15
CIK 900708

No. pages 14
                                                                    --
                                                          index exhibit pg. none
                                                                            ----

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         ( Mark one )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1997
                                            --------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

         Commission file number       0-21528
                                      -------

                             Bell Microproducts Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                                         94-3057566
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1941 Ringwood Avenue, San Jose, California                  95131-1721
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(408) 451-9400
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

         N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X              No     initial report, previously not
                 ---               ---  required to file

Common Stock, $.01 Par Value --  Number of Shares Outstanding at March 31, 1997:
----------------------------
8,515,117

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q



                                                                          Page
PART  I  -  FINANCIAL INFORMATION                                        Number
                                                                         ------

          Item 1:       Financial Statements

                           Condensed Balance Sheets -
                           March 31, 1997 and December 31, 1996
                                                                            3
                           Condensed Statements of Operations -
                           Three months ended March 31,
                           1997 and 1996                                    4

                           Condensed Statements of Cash Flows -
                           Three months ended March 31,
                           1997 and 1996                                    5

                           Notes to Condensed Financial Statements          6


          Item 2:      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  7

PART II  -  OTHER INFORMATION


          Item 6.          Exhibits and Reports                            13

          Signature                                                        14

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                             Bell Microproducts Inc.
                            Condensed Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                      March 31,     December 31,
                                                        1997           1996
---------------------------------------------------   --------        --------
ASSETS
Current assets:
     Cash                                             $  3,318        $  5,682
     Accounts receivable, net                           90,959          70,686
     Inventories                                        85,900          78,659
     Deferred and refundable income taxes                3,714           3,714
     Prepaid expenses                                    1,504             885
                                                      --------        --------
                  Total current assets                 185,395         159,626
Property and equipment, net                             10,002           9,006
Goodwill                                                 6,606           6,685
Other assets                                               392             363
                                                      --------        --------
     Total assets                                     $202,395        $175,680
                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable, current portion                   $    147        $    294
     Accounts payable                                   64,951          45,725
     Other accrued liabilities                           7,785           6,271
     Current portion of capitalized lease
        obligations                                      1,457           1,378
                                                      --------        --------
                  Total current liabilities             74,340          53,668

Line of credit                                          49,200          45,900
Capitalized lease obligations, less current portion      4,905           4,985
                                                      --------        --------
     Total liabilities                                 128,445         104,553
                                                      --------        --------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 8,515 and 8,445 issued and
       outstanding
                                                        52,086          51,644
     Retained earnings                                  21,864          19,483
                                                      --------        --------
         Total shareholders' equity                     73,950          71,127
                                                      --------        --------
     Total liabilities and shareholders' equity       $202,395        $175,680
                                                      ========        ========

            See accompanying notes to condensed financial statements.

                             Bell Microproducts Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)



                                                    Three months ended March 31,
                                                    ----------------------------
                                                      1997              1996
                                                   ---------          ---------

Sales                                              $ 140,968          $ 115,431
Cost of sales                                        124,820            101,809
                                                   ---------          ---------
Gross profit                                          16,148             13,622

Marketing, general and
   administrative expenses                            11,151              9,759
                                                   ---------          ---------
Income from operations                                 4,997              3,863
Interest expense                                        (892)              (995)
                                                   ---------          ---------
Income before income taxes                             4,105              2,868
Provision for income taxes                            (1,724)            (1,205)
                                                   ---------          ---------

Net income                                         $   2,381          $   1,663
                                                   =========          =========

Earnings per share                                 $     .27          $     .20
                                                   =========          =========

Weighted average common
   shares and equivalents                              8,935              8,423
                                                   =========          =========


            See accompanying notes to condensed financial statements.


                             Bell Microproducts Inc.
                       Condensed Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)
                                                                                Three months ended March 31,
 ---------------------------------------------------------------------------- -------------------------------
                                                                                  1997               1996
                                                                                  ----               ----
 Cash flows from operating activities:
 Net income                                                                    $    2,381         $    1,663
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
           Depreciation and amortization                                              769                612
           Change in allowance for doubtful accounts                                 (767)               899
           Change in deferred and refundable income taxes                               -                382
           Changes in assets and liabilities:
               Accounts receivable                                                (19,506)           (11,515)
               Inventories                                                         (7,241)             2,979
               Prepaid expenses                                                      (619)                89
               Other assets                                                           (29)               (98)
               Accounts payable                                                    19,226              9,776
               Other accrued liabilities                                            1,514              2,092
                                                                              --------------     -------------

                 Net cash provided by (used in) operating activities               (4,272)             6,879
                                                                              --------------     -------------

 Cash flows from investing activities:
 Acquisition of property and equipment                                             (1,345)              (178)
                                                                              --------------     -------------

 Cash flows from financing activities:
 Net borrowings/(repayments) under line of credit agreement                         3,300             (8,500)
 Payments on short term borrowings                                                   (147)                 -
 Proceeds from issuance of Common Stock                                               442                  -
 Principal payments on long term liabilities                                         (342)              (271)
                                                                              --------------     -------------

                 Net cash provided by (used in) financing  activities               3,253             (8,771)
                                                                              --------------     -------------

 Net decrease in cash                                                              (2,364)            (2,070)
 Cash at beginning of period                                                        5,682              2,489
                                                                              --------------     -------------

 Cash at end of period                                                         $    3,318        $       419
                                                                              ==============     =============

 Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                             $      960        $       792
          Income taxes                                                         $      907        $        17
     Obligations incurred under capital leases                                 $      341        $       443


            See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation:

         The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The operating results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

Recently Issued Accounting Statements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the year ended December 31, 1996 and for the three month period ended March 31, 1997, the Company's earnings per share would have been as follows:

                                           Year Ended        Three Months Ended
                                       December 31, 1996       March 31, 1997
                                       -----------------       --------------

       Basic earnings per share              $0.94                  $0.28
       Diluted earnings per share            $0.92                  $0.27

Note 2 - Inventories:

         A summary of inventories follows (in thousands):

                                           March 31, 1997   December 31, 1996
                                           --------------   -----------------
       Purchased components and materials       $77,535            $69,513
       Work-in-process                            8,365              9,146
                                                -------            -------
       Total                                    $85,900            $78,659
                                                =======            =======

Note 3 - Property and equipment:

         A summary of property and equipment follows (in thousands):

                                         March 31, 1997   December 31, 1996
                                         --------------   -----------------
       Manufacturing and test equipment     $   9,445          $   9,070
       Warehouse equipment                        240                195
       Furniture and fixtures                   1,179              1,147
       Computer and other equipment             4,413              3,212
       Leasehold Improvements                      30                  -
                                            ---------          ---------
                                               15,307             13,624
       Accumulated depreciation                (5,305)            (4,618)
                                            ---------          ---------
       Total                                $  10,002          $   9,006
                                            =========          =========

Note 4 - Line of Credit

         On June 25, 1996, the Company entered into an amendment to the Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $70 million revolving line of credit to $80 million and extended the maturity date to May 31, 1998. The syndicate includes Sumitomo Bank of California, Union Bank, The First National Bank of Boston, Comerica Bank - California and The Sumitomo Bank, Limited. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. At March 31, 1997 the interest rate was 8.5%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants; however, there can be no assurance that the Company will be in compliance in the future. The Company's failure to remain in compliance with such covenants could have a material adverse effect on the Company's financial conditions or results of operations. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three months ended March 31, 1997 compared to three months ended March 31, 1996

         Sales were $141.0 million for the quarter ended March 31, 1997, which represented an increase of $25.5 million, or 22.1% over the same quarter in 1996. Substantially all the increase in sales was attributable to computer products with the expansion of unit sales in existing product lines due to increased demand for mass storage products, a larger proportion of value-added and subsystem sales and the expansion of the customer base due to the addition of sales and marketing resources. While semiconductor and manufacturing sales remained relatively flat in the first quarter of 1997 compared to the same period in 1996, sales increased 21.7% and 11.1%, respectively, from the fourth quarter in 1996. For the quarter ended March 31, 1997, Quantum, the Company's largest supplier, provided products which represented 43.5% of the Company's sales, as compared to 34.7% in the same quarter in 1996. The loss of Quantum or any other significant supplier would have a material adverse effect on the Company's results of operations.

         The Company's gross profit for the first quarter of 1997 was $16.1 million, which was $2.5 million, or 18.5% higher than the first quarter of 1996. As a percentage of sales, gross margin was 11.5% in the first quarter of 1997, compared to 11.8% in the same quarter of 1996. The decrease in gross margin was primarily due to increased computer product sales as a percentage of total sales, which typically contribute lower margins than other products, and decreased semiconductor gross margins. Gross margins may fluctuate quarterly due to the mix of products sold to customers.

         Marketing, general and administrative expenses increased to $11.2 million in the first quarter of 1997 from $9.8 million in the first quarter of 1996, an increase of 1.4 million or 14.3%, but decreased as a percentage of sales to 7.9% from 8.5%. The decline in marketing, general and administrative expenses as a percentage of sales was primarily attributable to the Company's successful efforts to control costs while increasing sales, and a higher portion of sales from large volume orders, particularly for disk drives and certain semiconductor devices, both of which resulted in lower operating expenses as a percentage of sales. The increase in expenses was attributable to increased sales volume and the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support.

         Interest expense was $892,000 in the first quarter of 1997 as compared to $995,000 in the first quarter of 1996. The decrease in interest expense was primarily due to lower average bank borrowings throughout the quarter.

         Net income grew to $2,381,000 in the first quarter of 1997 from $1,663,000 in the same period last year. The increase in net income was primarily the result of higher gross profits driven by sales growth and decreased interest expense partially offset by increased operating expenses and decreased gross margin percentage.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its working capital requirements principally through borrowings under bank lines of credit and sales of equity securities. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         On June 25, 1996, the Company increased its revolving line of credit from $70 million to $80 million to provide working capital for the Company. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. At March 31, 1997 the interest rate was 8.5%. The revolving line of credit has a final payment due date of May 31, 1998. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants; however, there can be no assurance that the Company will be in compliance in the future. The Company's failure to remain in compliance with such covenants could have a material adverse effect on the Company's financial conditions or results of operations. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         Net cash used by operating activities for the three months ended March 31, 1997, was $4.3 million. The Company's accounts receivable as of March 31, 1997 increased to $91.0 million from 70.7 million as of December 31, 1996, as a result of increased sales at the end of the quarter. The Company's inventories as of March 31, 1997 increased to $85.9 million from $78.7 million as of December 31, 1996, primarily as a result of the Company's need to support anticipated future sales requirements. The Company's accounts payable increased to $65.0 million as of March 31, 1997 from $45.7 million as of December 31, 1996, primarily due to increased inventory purchases as well as timing of inventory receipts and payments related thereto. The Company's future cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short term capital requirements. However, the Company is in the process of negotiating an increase in its credit facility and it may, in the future, seek additional debt or equity financing to fund continued growth.

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

Potential Fluctuations in Quarterly Operating Results and Effect on Liquidity

         The Company's quarterly operating results have in the past and could in the future fluctuate substantially. The Company's expense levels are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be adversely affected. Factors affecting quarterly operating results include the timing of delivery of products from suppliers, the product mix sold by the Company, the percent of revenue derived from distribution versus contract manufacturing, managing Company inventory in both the contract manufacturing ("Quadrus") division and the distribution division, availability of products from suppliers, reductions in or cancellations of orders from significant contract manufacturing or other customers of the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected and price competition for products sold by the Company, including the Company's ability to sell inventory at anticipated prices. Due in part to supplier rebate programs and increased sales by the Company near the end of each quarter, a significant portion of the Company's gross profit has historically been earned by the Company in the third month of each quarter. Failure to receive products from its suppliers in a timely manner or the discontinuance of rebate programs could have a material adverse effect on the Company's results of operations in a particular quarter. In addition, price competition for the products sold by the Company is intense and could result in gross margin declines, which could have an adverse effect on the Company's results of operations. In various quarters in the past, the Company's operating results have been affected by these factors. There can be no assurance that any of the foregoing factors will not materially adversely affect future operating results.

Dependence on Suppliers

         The Company relies on a limited number of suppliers for products which represent a significant portion of its sales. For the quarter ended March 31, 1997, sales of Quantum products represented 43.5% of the Company's sales, and for the quarter ended March 31, 1996, sales of Quantum products represented 34.7% of the Company's sales. The Company's distribution agreement with Quantum is cancelable upon 90 days' notice. In the past, distribution arrangements with significant suppliers have been terminated and there can be no assurance that, in the future, one or more of the Company's significant distributor relationships will not be terminated. The loss of Quantum or any significant supplier could have a material adverse effect on the Company's results of operations. As the Company enters into distribution relationships with new suppliers, other competitive suppliers may choose to terminate their distribution arrangements with the Company with minimal notice. In the first quarter of 1996, Hitachi America Ltd. terminated its distribution agreement with the Company. This supplier accounted for approximately $1.7 million and $297,000 of the Company's sales and gross profit respectively, for the quarter ended December 31, 1995. To the extent that the Company is unable to enter into or maintain distribution arrangements with leading suppliers of components and computer products, the Company's sales and operating results could be materially adversely affected.

         The Company has entered into agreements with most of its distribution suppliers which generally provide the Company with price protection and limited inventory rotation rights. There can be no assurance that such agreements will not be canceled, or that price protection and inventory rotation policies will provide complete protection or will not be changed in the future. If the Company were to purchase significant amounts of products on terms that do not include effective price protection or inventory rotation rights, it would bear the risk of obsolescence and price fluctuation for those products. In particular, in February 1996 the Company reported fourth quarter 1995 charges of $1.6 million, net of tax related to inventory valuation issues of certain DRAM products. The price levels of such DRAM products had fallen significantly, requiring revaluation of inventory and these products were not subject to the price protection and inventory rotation rights normally applicable to components purchased from the Company's franchised suppliers. There can be no assurance that the Company will not have to take additional charges to earnings in the future due to inventory valuation issues, which could have a material adverse effect on the Company's results of operations.

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

         The Company faces certain industry-related risks. To the extent that its suppliers do not maintain their product leadership, the Company's operating results could be materially adversely affected. Moreover, the increasingly short product life cycles experienced in the electronics industry may increase the Company's exposure to inventory obsolescence and the possibility of fluctuations in operating results. Other factors adversely affecting the semiconductor or computer industries in general, including trade barriers which may affect the Company's supply of products from its Japanese suppliers, could have a material adverse affect on the Company's operating results.

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

Short History of Profitability in Contract Manufacturing

         The Company's revenues from its contract manufacturing operations are likely to depend on the availability of necessary components, from a single source or otherwise, whose lack of availability could delay or curtail production and shipment of assemblies utilizing such components. Manufacturing sales levels and profitability have increased in recent periods as compared to prior years. Due to the highly competitive nature of the contract manufacturing industry, there can be no assurance that this trend will continue, that higher sales levels will in fact result in increased profitability or that the Company will be able to successfully manage the expanded operations, retain existing customers or attract new contract manufacturing customers sufficient to support its expected expanded level of operations. Failure to do so could have an adverse effect on the Company's operating results. To date the Company's contract manufacturing division has been dependent on a relatively limited base of significant customers, including Fore Systems and Cisco Systems Inc. Any significant rescheduling or cancellation of orders from these customers, or the lack of financial strength of these customers, could have a material adverse effect on the results of operations of the contract manufacturing division and on the profitability of the Company. In addition, the Company has recently increased head-count and expanded its contract manufacturing facilities as a result of its recent growth in that division and in anticipation of further growth. Due to the fixed nature of these expenses, any slow-down in the Company's contract manufacturing division could result in operating losses for that division and could materially adversely affect the Company's financial condition and results of operations.

Management of Growth

         The Company has grown rapidly in recent years, with sales increasing from $34 million in 1991 to $483 million in 1996. The Company intends to continue to pursue its growth strategy through increasing sales of existing and new product offerings, as well as through acquisitions. This strategy will require increased personnel, expanded information systems and additional financial and administrative control procedures. There can be no assurance that the Company will be able to attract and retain qualified personnel, further develop accounting and control systems or successfully manage expanding operations, including an increasing number of supplier and customer relationships and geographically dispersed locations. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth.

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

Item 6.  Exhibits and Reports

         (a)   Exhibits:

               27. Financial Data Schedule for the quarter ended March 31, 1997.

         (b)   Reports on Form 8-K:
               None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 15, 1997


                     BELL MICROPRODUCTS INC.





                     By:      Remo E. Canessa
                        -----------------------------
                     Remo E. Canessa, Vice President,
                     Chief Financial Officer, Corporate Controller and Secretary (Principal Financial Officer and Accounting Officer)