Form 10-Q
period 1997-06-30
BELL MICROPRODUCTS INC
filed 1997-08-14
CIK 900708

No. pages 12
                                                          index exhibit pg. none


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________

         Commission file number       0-21528

                             Bell Microproducts Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                              94-3057566
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1941 Ringwood Avenue, San Jose, California                       95131-1721
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

         Yes      X                  No           initial report, previously not
            ------------               ---------- required to file

Common Stock,  $.01 Par Value -- Number of Shares  Outstanding at June 30, 1997:
8,600,694

                                          BELL MICROPRODUCTS INC.
                                            INDEX TO FORM 10-Q


                                                                                                    Page
PART  I  -  FINANCIAL INFORMATION                                                                  Number
----------------------------------                                                                 ------
          Item 1:       Financial Statements

                           Condensed Balance Sheets - June 30, 1997 and December 31, 1996
                                                                                                      3
                           Condensed Statements of Operations - Three months and six months
                           ended June 30, 1997 and 1996                                               4

                           Condensed Statements of Cash Flows -  Six months ended June 30,
                           1997 and 1996                                                              5

                           Notes to Condensed Financial Statements                                    6


          Item 2:      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                            7

PART II  -  OTHER INFORMATION


          Item 4.          Submission of Matters to a Vote of Security Holders                       10

          Item 6.          Exhibits and Reports                                                      11

          Signature                                                                                  12



PART I  -  FINANCIAL INFORMATION

  ITEM 1:  FINANCIAL STATEMENTS

                                                       Bell Microproducts Inc.
                                                      Condensed Balance Sheets
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                                                                      June 30,          December 31,
                                                                                                        1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
     Cash                                                                                             $  2,240              $  5,682
     Accounts receivable, net                                                                           75,290                70,686
     Inventories                                                                                        94,791                78,659
     Deferred and refundable income taxes                                                                3,714                 3,714
     Prepaid expenses                                                                                    1,221                   885
                                                                                                      --------              --------
                  Total current assets                                                                 177,256               159,626

Property and equipment, net                                                                             10,813                 9,006
Goodwill                                                                                                 6,528                 6,685
Other assets                                                                                               418                   363
                                                                                                      --------              --------
     Total assets                                                                                     $195,015              $175,680
                                                                                                      ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                                    $    147              $    294
     Accounts payable                                                                                   51,360                45,725
     Other accrued liabilities                                                                           6,805                 6,271
     Current portion of capitalized lease
        obligations                                                                                      1,616                 1,378
                                                                                                      --------              --------
                  Total current liabilities                                                             59,928                53,668

Line of credit                                                                                          54,000                45,900
Capitalized lease obligations, less current portion                                                      5,233                 4,985
                                                                                                      --------              --------
     Total liabilities                                                                                 119,161               104,553
                                                                                                      --------              --------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 8,601 and 8,445 issued and outstanding
                                                                                                        52,321                51,644
     Retained earnings                                                                                  23,533                19,483
                                                                                                      --------              --------
         Total shareholders' equity                                                                     75,854                71,127
                                                                                                      --------              --------

     Total liabilities and shareholders' equity                                                       $195,015              $175,680
                                                                                                      ========              ========

                                      See accompanying notes to condensed financial statements.

                                                       Bell Microproducts Inc.
                                                 Condensed Statements of Operations
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                            Three Months ended June 30,                  Six Months ended June 30,
                                                           ------------------------------            ------------------------------
                                                              1997                1996                 1997                  1996
                                                           ---------            ---------            ---------            ---------
Sales                                                      $ 115,136            $ 113,644            $ 256,104            $ 229,075
Cost of sales                                                101,511               99,020              226,331              200,829
                                                           ---------            ---------            ---------            ---------
Gross profit                                                  13,625               14,624               29,773               28,246

Selling, general and
   administrative expenses                                     9,569               10,518               20,720               20,277
                                                           ---------            ---------            ---------            ---------
Income from operations                                         4,056                4,106                9,053                7,969
Interest expense                                              (1,178)                (909)              (2,070)              (1,904)
                                                           ---------            ---------            ---------            ---------
Income before income taxes                                     2,878                3,197                6,983                6,065
Provision for income taxes                                    (1,209)              (1,343)              (2,933)              (2,548)
                                                           ---------            ---------            ---------            ---------

Net income                                                 $   1,669            $   1,854            $   4,050            $   3,517
                                                           =========            =========            =========            =========

Earnings per share                                         $     .19            $     .22            $     .45            $     .41
                                                           =========            =========            =========            =========

Weighted average common
   shares and equivalents                                      8,978                8,539                8,957                8,481
                                                           =========            =========            =========            =========


                                      See accompanying notes to condensed financial statements.

                                                       Bell Microproducts Inc.
                                                 Condensed Statements of Cash Flows
                                             (Increase/(decrease) in cash, in thousands)
                                                             (unaudited)

                                                                                                        Six months ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1997               1996
                                                                                                         --------          --------
Cash flows from operating activities:
Net income                                                                                               $  4,050          $  3,517
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                                     1,562             1,286
          Change in allowance for doubtful accounts                                                          (949)             (314)
          Change in deferred and refundable income taxes                                                     --                 383
          Changes in assets and liabilities:
              Accounts receivable                                                                          (3,655)             (139)
              Inventories                                                                                 (16,132)            6,762
              Prepaid expenses                                                                               (336)             (176)
              Other assets                                                                                    (55)             (156)
              Accounts payable                                                                              5,635             6,297
              Other accrued liabilities                                                                       534             2,647
                                                                                                         --------          --------

                Net cash provided by (used in) operating activities                                        (9,346)           20,107
                                                                                                         --------          --------

Cash flows from investing activities:
Acquisition of property and equipment                                                                      (2,007)             (411)
                                                                                                         --------          --------

Cash flows from financing activities:
Net borrowings/(repayments) under line of credit agreement                                                  8,100           (19,000)
Net borrowings/(repayments) on current portion of long term liabilities                                      (147)              132
Proceeds from issuance of Common Stock                                                                        677               341
Principal payments on long term liabilities                                                                  (719)             (719)
                                                                                                         --------          --------

                Net cash provided by (used in) financing  activities                                        7,911           (19,246)
                                                                                                         --------          --------

Net increase/(decrease) in cash                                                                            (3,442)              450
Cash at beginning of period                                                                                 5,682             2,489
                                                                                                         --------          --------

Cash at end of period                                                                                    $  2,240          $  2,939
                                                                                                         ========          ========

Supplemental disclosures of cash flow information:  Cash paid during the period for:
         Interest                                                                                        $  2,051          $  1,825
         Income taxes                                                                                    $  2,083          $  1,620
    Obligations incurred under capital leases                                                            $  1,205          $  1,845


                                      See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation:

     The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Recently Issued Accounting Statements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three and six months ended June 30, 1997 and for the comparable periods in the prior year, the Company's earnings per share would have been as follows:


                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                        ---------------       ---------------
                                        1997       1996       1997       1996
                                        ----       ----       ----       ----
Basic earnings per share               $0.20      $0.22      $0.48      $0.42
Diluted earnings per share             $0.19      $0.22      $0.45      $0.41

Note 2 - Inventories:

     A summary of inventories follows (in thousands):

                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------
Purchased components and materials                $87,952            $69,513
Work-in-process                                     6,839              9,146
                                                  -------            -------
Total                                             $94,791            $78,659
                                                  =======            =======


Note 3 - Property and equipment:

     A summary of property and equipment follows (in thousands):

                                              June 30, 1997   December 31, 1996
                                              -------------   -----------------
Manufacturing and test equipment                $  9,987           $  9,070
Computer and other equipment                       2,930              3,212
Furniture and fixtures                             1,690              1,147
Leasehold Improvements and other                   1,897                195
                                                --------           --------
                                                  16,504             13,624
Accumulated depreciation                          (5,691)            (4,618)
                                                --------           --------
Total                                           $ 10,813           $  9,006
                                                ========           ========

Note 4 - Line of Credit

     On June 17, 1997, the Company entered into an amendment to the Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $80 million revolving line of credit to $100 million and extended the maturity date to May 31, 1999. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.625%. At June 30, 1997 the interest rate was 8.5%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants; however, there can be no assurance that the Company will be in compliance in the future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including those statements regarding the Company's working capital position and future cash requirements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the timing of delivery of products from suppliers, the product mix sold by the Company, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the short history of profitability of manufacturing and the other risk factors detailed in the Company's reports on Form 10K for the year ended December 31, 1996 and Form 10Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission. Forward looking statements are indicated by an asterisk immediately following the relevant statement.

Three months ended June 30, 1997 compared to three months ended June 30, 1996

     Sales were $115.1 million for the quarter ended June 30, 1997, which represented an increase of $1.5 million, or 1% over the same quarter in 1996. The increase in sales was attributable to increased demand for mass storage products, a larger proportion of value-added and subsystem sales and the expansion of the customer base due to the addition of sales and marketing resources. For the quarter ended June 30, 1997, Quantum Corporation, the Company's largest supplier, provided products which represented 39% of the Company's sales, as compared to 30% in the same quarter in 1996. The loss of Quantum or any other significant supplier would have a material adverse effect on the Company's results of operations.*

     The Company's gross profit for the second quarter of 1997 was $13.6 million, a decrease of $1.0 million, or 7% from the second quarter of 1996. As a percentage of sales, gross margin was 12% in the second quarter of 1997, compared to 13% in the same quarter of 1996. The decrease in gross margin percent was primarily due to increased manufacturing overhead as a percent of sales.

     Selling, general and administrative expenses decreased to $9.6 million in the second quarter of 1997 from $10.5 million in the second quarter of 1996, a decrease of $0.9 million or 9%. This decrease was primarily attributable to lower sales volume and personnel reductions in the manufacturing division. These expenses also decreased as a percentage of sales to 8% from 9%.

     Interest expense was $1.2 million in the second quarter of 1997 as compared to $0.9 million in the second quarter of 1996. This increase was primarily due to higher average bank borrowings throughout the second quarter of 1997 in relation to the comparable 1996 quarter.

     The Company's effective income tax rate remained the same, 42%, during both periods.

     Net income was $1.7 million in the second quarter of 1997, compared to $1.9 million in the same period last year. The decrease in net income was primarily the result of lower gross profits and increased interest expense partially offset by decreased operating expenses and income tax expense.

Six months ended June 30, 1997 compared to six months ended June 30, 1996

     Sales were $256.1 million for the six months ended June 30, 1997, which represented an increase of $27.0 million, or 12% over the same period in 1996. The increase in sales was attributable to increased demand for mass storage products, a larger proportion of value-added and subsystem sales, and the expansion of the customer base due to the addition of sales and marketing resources.

     The Company's gross profit for the first six months of 1997 was $29.8 million, an increase of $1.5 million or 5% over the first six months of 1996. As a percentage of sales, gross margin remained flat at 12% in the first six months of 1997 compared to the same period in 1996.

     Selling, general and administrative expenses increased to $20.7 million in the first six months of 1997 from $20.3 million in the first six months of 1996, which represented an increase of 2%, but decreased as a percentage of sales to 8% from 9%. The increase in expenses was primarily attributable to higher sales volume.

     Interest expense was $2.1 million in the first six months of 1997 as compared to $1.9 million in the same period in 1996. This increase in interest expense was primarily due to higher average bank borrowings during the 1997 period in relation to the comparable 1996 period.

     The Company's effective income tax rate remained the same, 42%, during both periods.

     Net income grew to $4.1 million in the first six months of 1997 compared to $3.5 million in the same period of 1996. The increase was due primarily to sales growth and increased gross profit, partially reduced by increased selling, general and administrative expenses, as well as increased interest and income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

     On June 17, 1997, the Company increased its revolving line of credit from $80 million to $100 million to provide additional working capital for the Company. The revolving line of credit, which has a final payment due date of May 31, 1999, requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants; however, there can be no assurance that the Company will be in compliance in the future. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The Company intends to utilize its revolving line of credit to fund future working capital requirements.*

     Net cash used by operating activities for the six months ended June 30, 1997, was $9.3 million. The Company's accounts receivable as of June 30, 1997 increased to $75.3 million from $70.7 million as of December 31, 1996, as a result of increased sales at the end of the current quarter. The Company's inventories as of June 30, 1997 increased to $94.8 million from $78.7 million as of December 31, 1996, primarily as a result of the Company's need to support anticipated sales growth. The Company's accounts payable increased to $51.4 million as of June 30, 1997 from $45.7 million as of December 31, 1996, due to increased inventory purchases. The Company's future cash requirements will depend on numerous factors, including the rate of growth of its sales.* The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short term capital requirements.* However, the Company may, in the future, seek additional debt or equity financing to fund continued growth.*

Item 4.  Submission of Matters to a Vote of Security Holders

         Registrant held its Annual Meeting of Shareholders on May 21, 1997.

         At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                  For        Against      Abstention    Nonvotes
                                  ---        -------      ----------    --------
        W. Donald Bell         6,311,160       --           56,175         --
        Glenn E. Penisten      6,310,560       --           56,775         --
        Gordon A. Campbell     6,309,060       --           58,275         --
        Jon H. Beedle          5,848,183       --          519,152         --
        Edward L. Gelbach      6,309,860       --           57,475         --


2. Amendments of the Company's Amended and Restated 1988 Incentive Stock Plan to (i) increase the number of shares of Common Stock available for grant by 300,000 shares.


                       For           Against         Abstention         Nonvotes
                       ---           -------          ----------        --------
                     5,067,007       762,604            26,183           511,541


3. Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year ending December 31, 1997.


                       For           Against         Abstention         Nonvotes
                       ---           -------          ----------        --------
                     6,344,319        11,300            11,716             --

Item 6.     Exhibits and Reports

            (a)      Exhibits:

                     27. Financial Data Schedule for the six months ended June 30, 1997.

                     99. Third Amendment to Second Amended and Restated Credit Agreement

            (b)      Reports on Form 8-K:
                     None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 1997


                                            BELL MICROPRODUCTS INC.





                                            By:      Bruce M. Jaffe
                                               ---------------------------------
                                            Sr. Vice President of Finance and
                                            Operations and Chief Financial
                                            Officer


                                            By:        Remo E. Canessa
                                               ---------------------------------
                                            Vice President of Finance, Corporate
                                            Controller and Secretary
                                            (Principal Accounting Officer)