Form 10-Q
period 1997-09-30
BELL MICROPRODUCTS INC
filed 1997-11-14
CIK 900708

No. pages 11
                                                          index exhibit pg. none


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         ( Mark one )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 1997
                                            ------------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to  ____________

         Commission file number       0-21528
                                   -------------

                             Bell Microproducts Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                          94-3057566
----------------------------------                      ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1941 Ringwood Avenue, San Jose, California                       95131-1721
--------------------------------------------------------------------------------
(Address of principal executive offices )                        (Zip Code)

  (408) 451-9400
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code )

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

Common Stock, $.01 Par Value --  Number of Shares Outstanding at
----------------------------     September 30, 1997:  8,619,594


                                    BELL MICROPRODUCTS INC.
                                      INDEX TO FORM 10-Q



                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART  I  -  FINANCIAL INFORMATION

          Item 1:       Financial Statements

                           Condensed Balance Sheets - September 30, 1997 and December 31, 1996
                                                                                                      3
                           Condensed Statements of Operations - Three months and nine months
                           ended September 30, 1997 and 1996                                          4

                           Condensed Statements of Cash Flows -  Nine months ended September
                           30, 1997 and 1996                                                          5

                           Notes to Condensed Financial Statements                                    6


          Item 2:      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                            7

PART II  -  OTHER INFORMATION


          Item 6.          Exhibits and Reports                                                      10

          Signature                                                                                  11



PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                                       Bell Microproducts Inc.
                                                      Condensed Balance Sheets
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                                                                   September 30,        December 31,
                                                                                                        1997                 1996
 -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                                                             $  8,144              $  5,682
     Accounts receivable, net                                                                           84,608                70,686
     Inventories                                                                                        97,216                78,659
     Deferred and refundable income taxes                                                                3,714                 3,714
     Prepaid expenses                                                                                    1,540                   885
                                                                                                      --------              --------
                  Total current assets                                                                 195,222               159,626
Property and equipment, net                                                                             10,834                 9,006
Goodwill                                                                                                 6,450                 6,685
Other assets                                                                                               422                   363
                                                                                                      --------              --------
     Total assets                                                                                     $212,928              $175,680
                                                                                                      ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                                    $     83              $    294
     Accounts payable                                                                                   60,122                45,725
     Other accrued liabilities                                                                           7,257                 6,271
     Current portion of capitalized lease
        obligations                                                                                      1,676                 1,378
                                                                                                      --------              --------
                  Total current liabilities                                                             69,138                53,668

Line of credit                                                                                          62,000                45,900
Capitalized lease obligations, less current portion                                                      4,912                 4,985
                                                                                                      --------              --------
     Total liabilities                                                                                 136,050               104,553
                                                                                                      --------              --------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 8,620 and 8,445 issued and outstanding                                               52,812                51,644

     Retained earnings                                                                                  24,066                19,483
                                                                                                      --------              --------
         Total shareholders' equity                                                                     76,878                71,127
                                                                                                      --------              --------
     Total liabilities and shareholders' equity                                                       $212,928              $175,680
                                                                                                      ========              ========

                 The accompanying  notes are an integral part of these condensed financial statements.

                                                       Bell Microproducts Inc.
                                                 Condensed Statements of Operations
                                                (in thousands, except per share data)
                                                             (unaudited)



                                                           Three Months ended September 30,          Nine Months ended September 30,
                                                           --------------------------------          -------------------------------
                                                             1997                 1996                 1997                  1996
                                                           ---------            ---------            ---------            ---------
Sales                                                      $ 138,003            $ 118,018            $ 394,107            $ 347,093
Cost of sales                                                124,375              103,855              350,706              304,684
                                                           ---------            ---------            ---------            ---------
Gross profit                                                  13,628               14,163               43,401               42,409

Selling, general and
   administrative expenses                                    11,587                9,896               32,307               30,173
                                                           ---------            ---------            ---------            ---------
Income from operations                                         2,041                4,267               11,094               12,236
Interest expense                                              (1,122)                (767)              (3,192)              (2,671)
                                                           ---------            ---------            ---------            ---------
Income before income taxes                                       919                3,500                7,902                9,565
Provision for income taxes                                      (386)              (1,470)              (3,319)              (4,018)
                                                           ---------            ---------            ---------            ---------

Net income                                                 $     533            $   2,030            $   4,583            $   5,547
                                                           =========            =========            =========            =========

Earnings per share                                         $     .06            $     .24            $     .51            $     .65
                                                           =========            =========            =========            =========

Weighted average common
   shares and equivalents                                      8,886                8,531                8,933                8,498
                                                           =========            =========            =========            =========


                 The accompanying  notes are an integral part of these condensed financial statements.


                                                       Bell Microproducts Inc.
                                                 Condensed Statements of Cash Flows
                                             (Increase/(decrease) in cash, in thousands)
                                                             (unaudited)

                                                                                                     Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           1997               1996
                                                                                                         --------          --------
Cash flows from operating activities:
Net income                                                                                               $  4,583          $  5,547
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                                     2,096             1,903
          Change in allowance for doubtful accounts                                                          (936)              823
          Change in deferred and refundable income taxes                                                     --                 383
          Changes in assets and liabilities:
              Accounts receivable                                                                         (12,986)           (6,207)
              Inventories                                                                                 (18,557)           (7,285)
              Prepaid expenses                                                                               (655)             (136)
              Other assets                                                                                    (59)             (191)
              Accounts payable                                                                             14,397            25,444
              Other accrued liabilities                                                                       986             4,016
                                                                                                         --------          --------

                Net cash provided by (used in) operating activities                                       (11,131)           24,297
                                                                                                         --------          --------

Cash flows from investing activities:
Acquisition of property and equipment                                                                      (2,356)             (403)
                                                                                                         --------          --------

Cash flows from financing activities:
Net borrowings/(repayments) under line of credit agreement                                                 16,100           (22,500)
Net borrowings/(repayments) on current portion of long term                                                  (211)              132
   liabilities
Proceeds from issuance of Common Stock                                                                      1,168               343
Principal payments on long term liabilities                                                                (1,108)           (1,447)
                                                                                                         --------          --------

                Net cash provided by (used in) financing  activities                                       15,949           (23,472)
                                                                                                         --------          --------

Net increase in cash                                                                                        2,462               422
Cash at beginning of period                                                                                 5,682             2,489
                                                                                                         --------          --------

Cash at end of period                                                                                    $  8,144          $  2,911
                                                                                                         ========          ========

Supplemental disclosures of cash flow information:  Cash paid during the period for:
         Interest                                                                                        $  3,178          $  2,601
         Income taxes                                                                                    $  2,678          $  2,146
    Obligations incurred under capital leases                                                            $  1,333          $  2,280


                 The accompanying  notes are an integral part of these condensed financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation:

         The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The operating results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Recently Issued Accounting Statements

         In February  1997,  the  Financial  Accounting  Standards  Board issued
Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The
Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three and nine months ended September 30, 1997 and for the comparable periods in the prior year, the Company's proforma earnings per share would have been as follows:


                                                Three Months Ended                      Nine Months Ended
                                                  September 30,                           September 30,
                                        -----------------------------------    ------------------------------------
                                            1997                 1996              1997                  1996
                                        --------------       --------------    --------------       ---------------
       Basic earnings per share             $0.06                $0.24             $0.54                $0.66
       Diluted earnings per share           $0.06                $0.24             $0.51                $0.65


         In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the first quarter of 1998 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements. The Company will adopt SFAS No. 131 as of the year ending December 31, 1998 and is currently studying its provisions.

Note 2 - Inventories:

         A summary of inventories follows (in thousands):

                                                        September 30, 1997                December 31, 1996
                                                    ---------------------------       ---------------------------
       Purchased components and materials                   $   89,694                        $   69,513
       Work-in-process                                           7,522                             9,146
                                                    ---------------------------       ---------------------------
       Total                                                $   97,216                        $   78,659
                                                    ===========================       ===========================

Note 3 - Property and equipment:

         A summary of property and equipment follows (in thousands):

                                                        September 30, 1997                December 31, 1996
                                                    ---------------------------       ---------------------------
       Manufacturing and test equipment                     $    9,668                        $    9,070
       Computer and other equipment                              4,003                             3,212
       Furniture and fixtures                                    1,772                             1,147
       Leasehold improvements and other                          1,871                               195
                                                    ---------------------------       ---------------------------
                                                                17,314                            13,624
       Accumulated depreciation                                 (6,480)                           (4,618)
                                                    ---------------------------       ---------------------------
       Total                                                $   10,834                        $    9,006
                                                    ===========================       ===========================

Note 4 - Line of Credit

         On June 17, 1997 and September 1, 1997, the Company entered into amendments to the Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendments increased the Company's $80 million revolving line of credit to $100 million, extended the maturity date to May 31, 1999 and decreased the related interest rate. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.40%. At September 30, 1997 the interest rate was 8.5%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company is in compliance with its bank covenants; however, there can be no assurance that the Company will be in compliance in the future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the timing of delivery of products from suppliers, the product mix sold by the Company, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the short history of profitability of Quadrus and the other risk factors detailed in the Company's reports on Form 10-K for the year ended December 31, 1996 and Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.

Three months ended September 30, 1997 compared to three months ended September 30, 1996

         Sales were $138.0 million for the quarter ended September 30, 1997, which represented an increase of $20.0 million, or 17% over the same quarter in 1996. The increase in sales was attributable to increased demand for mass storage products. For the quarter ended September 30, 1997, Quantum Corporation, the Company's largest supplier, provided products which represented 48% of the Company's sales, as compared to 38% in the same quarter in 1996. The loss of Quantum or any other significant supplier would have a material adverse effect on the Company's results of operations.

         The Company's gross profit for the third quarter of 1997 was $13.6 million, a decrease of $0.5 million, or 4% from the third quarter of 1996. As a percentage of sales, gross margin was 10% in the third quarter of 1997, compared to 12% in the same quarter of 1996. The decrease in gross margin percent was primarily due to increased manufacturing overhead as a percent of sales and a greater proportion of computer product sales, which have lower margins than electronic components.

         Selling, general and administrative expenses increased to $11.6 million in the third quarter of 1997 from $9.9 million in the third quarter of 1996, an increase of $1.7 million or 17%. This increase was attributable to increased sales volume and increased personnel in the Company's sales and marketing organization. These expenses remained flat as a percentage of sales at 8% compared to the same quarter of 1996.

         Interest expense was $1.1 million in the third quarter of 1997 as compared to $0.8 million in the third quarter of 1996. This increase was primarily due to higher average bank borrowings throughout the third quarter of 1997 in relation to the comparable 1996 quarter.

         The Company's effective income tax rate remained the same, 42%, during both periods.

         Net income was $0.5 million in the third quarter of 1997, compared to $2.0 million in the same period last year. The decrease in net income was primarily the result of lower gross profits and increased operating and interest expenses partially offset by decreased income tax expense.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

         Sales were $394.1 million for the nine months ended September 30, 1997, which represented an increase of $47.0 million, or 14% over the same period in 1996. The increase in sales was attributable to increased demand for mass storage products.

         The Company's gross profit for the first nine months of 1997 was $43.4 million, an increase of $1.0 million or 2% over the first nine months of 1996. As a percentage of sales, gross margin decreased to 11% in the first nine months of 1997 from 12% in the same period in 1996. The decrease in gross margin percent was primarily due to increased manufacturing overhead as a percent of sales and a greater proportion of computer product sales.

         Selling, general and administrative expenses increased to $32.3 million in the first nine months of 1997 from $30.2 million in the first nine months of 1996, which represented an increase of 7%, but decreased as a percentage of sales to 8% from 9%.

         Interest expense was $3.2 million in the first nine months of 1997 as compared to $2.7 million in the same period in 1996. This increase in interest expense was primarily due to higher average bank borrowings during the 1997 period in relation to the comparable 1996 period.

         The Company's effective income tax rate remained the same, 42%, during both periods.

         Net income decreased to $4.6 million in the first nine months of 1997 compared to $5.5 million in the same period of 1996. The decrease was due primarily to decreased gross margin as a percentage of sales, increased operating and interest expenses partially offset by decreased income tax expense.

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

         Net cash used in operating activities for the nine months ended September 30, 1997, was $11.1 million. The Company's accounts receivable as of September 30, 1997 increased to $84.6 million from $70.7 million as of December 31, 1996, as a result of increased sales at the end of the current quarter. The Company's inventories as of September 30, 1997 increased to $97.2 million from $78.7 million as of December 31, 1996, primarily as a result of the Company's need to support anticipated sales growth. The Company's accounts payable increased to $60.1 million as of September 30, 1997 from $45.7 million as of December 31, 1996, due to increased inventory purchases. The Company's future cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's working capital requirements for the next twelve months. However, the Company may, in the future, seek additional debt or equity financing to fund continued growth.

Item 6.           Exhibits and Reports

                  (a)      Exhibits:

                           27.   Financial Data Schedule for the nine months ended September 30, 1997.

                           99.1  Fourth Amendment to Second Amended and Restated Credit Agreement.

                           99.2  Management Retention Agreement between the Registrant and
                                 Bruce M. Jaffe

                  (b)      Reports on Form 8-K:
                           None


                                                                                                    10

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 1997


                   BELL MICROPRODUCTS INC.





                   By:      Bruce M. Jaffe
                        ---------------------------------------
                   Sr. Vice President of Finance and Operations
                   and Chief Financial Officer


                   By:        Remo E. Canessa
                        ----------------------------------------
                   Vice President of Finance, Corporate Controller and Secretary
                  (Principal Accounting Officer)