Form 10-K
period 1997-12-31
BELL MICROPRODUCTS INC
filed 1998-03-31
CIK 900708

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
             [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________.

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
                                    Yes  X  No
                                        ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1998, was approximately $52,901,368 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         The number of shares of Registrant's Common Stock outstanding as of February 28, 1998 was 8,726,778.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 21, 1998 are incorporated by reference into Part III of this Form 10-K

         Index of Exhibits appears on Pages 39, 40 and 41

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART I

ITEM 1:  Business

         Founded in 1987, Bell Microproducts Inc. (the "Company") markets and distributes a select group of semiconductor and computer products to original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). Semiconductor products include memory, logic, microprocessors, peripheral and specialty components. Computer products include disk, tape and optical drives and subsystems, drive controllers, computers and board-level products. The Company also provides a variety of manufacturing and value-added services to its customers, including the manufacturing of board-level and systems products to customer specifications, as well as certain types of components and subsystem testing services, systems integration and disk drive formatting and testing, and the packaging of electronic component kits to customer specifications.

         When  used  in  this  Report,   the  words  "expects,"   "anticipates,"
"estimates," "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A under the Securities Act of 1933 and Section 21E under the Securities Exchange Act of 1934. Such statements include but are not limited to statements regarding the ability to obtain favorable product allocations, the ability to increase gross profit while controlling expenses, the ability to realize synergies between contract manufacturing and distribution, and the costs of Year 2000 compliance. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including those risks described under "Risk Factors" below.

Products and Services

   Semiconductor Products

         The Company distributes a broad range of semiconductor, passive and electromechanical products including memory, logic, microprocessor, peripheral and specialty components. The products distributed primarily are advanced integrated circuits, critical to the performance of the customer's products utilizing these components. The Company's customer base for its component products comprises primarily small and medium-sized OEMs, including manufacturers of computer and office products, industrial equipment (including machine tools, factory automation and robotic equipment), scientific and medical instruments and telecommunications products. The Company's principal suppliers of semiconductor products in 1997 included IBM Microelectronics, Cypress Semiconductor, Fujitsu Microelectronics, NEC Electronics, Sony Electronics, Harris Semiconductor and OKI Semiconductor. In addition, in 1997, the Company became a national distributor of IBM Flat Panel and Flash memory products, Simple Technology memory/communication products, Cal-Chip passive components, AND displays and Interfan high performance cooling fans.

   Computer Products

         While a substantial portion of the Company's sales of computer products in 1997 was attributable to hard disk drives, the Company's computer product sales also included tape drives, optical disk drives, networking products, computers, motherboards and value-added services and solution products. Based on a comparison of its product lines with product lines offered by other major industrial electronics distributors, the Company believes that its breadth of product offerings for mass storage computer products is among the strongest in the industry. The Company distributes these products primarily to industrial OEMs, hardware integrators, VARs and other resellers.

         Disk, Tape and Optical Drives. The Company sells floppy, hard and optical disk and tape drives to a wide range of customers, including industrial OEMs (some of which produce computer, office, medical and telecommunications products), as well as integrators and manufacturers of computers based on the UNIX, DOS/Windows and Macintosh operating systems and frequently markets subsystems to integrators and VARs. To serve these customers, Bell Microproducts offers a full range of products from the industry leaders in mass storage such as Adaptec Inc., Exabyte Corporation, IBM, Maxtor Corporation, Quantum Corporation, Seagate Technology, Sun Microelectronics, a division of Sun Microsystems Inc., TEAC and Western Digital Corporation.

         Networking Products. The Company sells specialized board-level mass storage and memory systems products including full "plug and play" (ready for immediate installation) tape, optical (including jukebox) and RAID (Redundant Array of Inexpensive Disks) solutions for OEMs, VARs and sophisticated end users. These solutions are configured using standard components from the Company's inventory.

         Computers. The Company delivers standard and custom configurations of motherboards, computers and file servers to the VAR and OEM markets, including medical, commercial and test system OEMs and vertical market integrators. The principal motherboard supplier is Sun Microelectronics.

   Value-Added Services

         The Company provides the following value-added services:

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

         Systems Integration. Systems integration is a customer specific turnkey solution provided by the Company which integrates such high technology products as motherboards, disk, tape and optical drives with power supplies, enclosures, interface electronics, cables and connectors to build a completed system.

         Subsystem and Device Value-Added Services. The Company provides value-added services to board and mass storage products to a customer's specification delivering subsystems modified to meet the requirements of specific applications.

         Bellstor. The Company offers its own product line of disk and tape subsystems and RAID products to OEM's, VAR's, and integrators for application in standard interface computer environments.

         Kitting. Kitting of customer component product requirements is provided to a select customer base. Kitting is a service whereby the Company purchases materials according to the customer's specifications and assembles them into kit form, ready for the assembly process.

Distribution Operations


         The  majority  of  the  products  sold  by the  Company's  distribution division are purchased pursuant to authorized distributor agreements. These agreements generally establish marketing relationships with product manufacturers, provide for joint sales and marketing programs and generally provide the Company price protection and limited inventory rotation rights. These agreements are typically for renewable terms of one year, are non-exclusive, and authorize the Company to sell through most or all of its sales and distribution centers all or a portion of the products produced by that manufacturer.

         The  Company  manages the  quality  and  quantity  of its  distribution inventory through its asset management group, which seeks to maximize responsiveness to customer requirements while optimizing inventory turns. Inventory management is critical to a distributor's business. The Company's strategy is to focus on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence, changing consumer demands and declining average selling prices. The Company's computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information for the Company's distribution business. Each of the Company's sales centers is electronically linked to the Company's central computer system which provides fully integrated on-line real-time data with respect to the Company's inventory levels. Inventory turns are tracked by part number or device type, and the Company's inventory management system provides information to assist in making future purchasing and stock rotation decisions. This system enables the Company to effectively manage its inventory so as to respond quickly to customer requirements while minimizing inventory levels. The asset management group also monitors supplier stock rotation programs, inventory price protection opportunities, rejected material and other factors related to inventory quality and quantity.

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

         Over the past two decades the growth in the electronics distribution industry reflects a gradual trend among electronics manufacturers towards the use of distributors, particularly for servicing medium and smaller size OEMs and VARs. As a result of these trends, distributors such as the Company have successfully expanded their customer lists and line cards and consequently achieved increased revenues.

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

         Provide National Major Market Distribution. The Company focuses its marketing and sales strategy on the largest U.S. markets with the goal of maximizing productivity per sales office. With its 20 sales locations, the Company addresses what it believes constitutes many of the largest sectors of the national market for semiconductor and computer products. The Company continues to evaluate potential expansion into additional markets.

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

Employees

         At December 31, 1997, the Company had a total of 652 employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. Competition for such employees is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain highly qualified personnel could have a material adverse effect on the Company's results of operations.

Risk Factors

Potential Fluctuations in Quarterly Operating Results

         The Company's quarterly operating results have in the past and could in the future fluctuate substantially. The Company's expense levels are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be adversely affected. Factors affecting quarterly operating results include the loss of key suppliers or customers, price competition, problems incurred in managing inventories or receivables, the timing or cancellation of orders from major customers, a change in the product mix sold by the

Company, customer demand, availability of products from suppliers, management of growth, the percent of revenue derived from distribution versus contract manufacturing, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the timing or cancellation of purchase orders with or from suppliers, and the timing of expenditures in anticipation of increased sales and customer product delivery requirements. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have an adverse impact on the Company's profitability. Due in part to supplier rebate programs and increased sales by the Company near the end of each quarter, a significant portion of the Company's gross profit has historically been earned by the Company in the third month of each quarter. Failure to receive products from its suppliers in a timely manner or the discontinuance of rebate programs could have a material adverse effect on the Company's results of operations in a particular quarter. In various periods in the past, the Company's operating results have been affected by all of these factors. In particular, price fluctuations in the disk drive and semiconductor industries have affected the Company's gross margins in recent periods. In addition, the Company's contract manufacturing division has experienced lower than expected sales which, when combined with the division's relatively fixed overhead, has adversely impacted operating results in recent periods. The Company's cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short-term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth.

Year 2000 Compliance

         Many currently installed computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is currently assessing both the internal readiness of its computer systems and that of its significant suppliers. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

         The Company's reliance on suppliers, and therefore on the proper functioning of their information systems and software, means that the failure to address, by both the Company and its suppliers, year 2000 issues could have a material impact on the Company's operations and financial results, however the potential impact and related costs are not known at this time.

Dependence on Suppliers

         A select number of suppliers represent a significant portion of the Company's sales. One supplier provided products which represented 43% of the Company's sales in 1997, and 37% in 1996. The Company's distribution agreement with this supplier is cancelable upon 90 days notice. In the past, distribution arrangements with significant suppliers have been terminated and there can be no assurance that, in the future, one or more of the Company's significant distributor relationships will not be terminated. The loss of any significant supplier or the shortage or loss of any significant product line could materially adversely affect the Company. For example, in 1997 the Company's operating results were materially and adversely affected by the bankruptcy of one of the Company's disk drive suppliers. As the Company enters into distribution arrangements with new suppliers, other competitive suppliers may terminate their distribution arrangements with the Company with minimal notice. To the extent that the Company is unable to enter into or maintain distribution arrangements with leading suppliers of components, the Company's sales and operating results could be materially adversely affected.

Risks Associated with Limited Price and Inventory Protection Rights

         The Company's authorized distributor agreements may be canceled by either party on short notice and generally provide for a return of the manufacturer's inventory upon cancellation. Such agreements also generally provide the Company with price protection and limited inventory protection rights. There can be no assurance that such agreements will not be canceled, or that price protection and inventory rotation policies will provide complete protection or will not be changed in the future. If the Company were to purchase significant amounts of products on terms that do not include effective price protection or inventory rotation rights, the Company would bear the risk of obsolescence and price fluctuation for those products, which could have a material adverse effect on the Company's results of operations.

Dependence on the Personal Computer Industry

         Many of the products the Company sells are used in the manufacture or configuration of personal computers. These products are characterized by rapid technological change, short product life cycles and intense competition. The personal computer industry has experienced significant unit volume growth over the past three years which has, in turn, increased demand for many of the products distributed by the Company. However, any slowdown in the growth of the personal computer industry, or growth at less than expected rates, could adversely affect the Company's ability to continue its revenue growth. In addition, many of the Company's customers in the personal computer industry are subject to the risks of significant shifts in demand and severe price pressures, which may increase the risk that the Company may not be able to collect accounts receivable owed by some of its customers. To the extent the Company is unable to collect its accounts receivable, the Company's results of operations would be adversely affected.

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

Cyclical Nature of the Semiconductor and Disk Drive Industries

         Semiconductors and disk drives have represented a significant portion of the Company's sales and the Company believes they will continue to do so in future periods. Both the semiconductor and the disk drive industries have historically been characterized by fluctuations in product supply and demand and, consequently, severe fluctuations in price. In the event of excess supply of disk drives or semiconductors, the Company's gross margins may be adversely affected. In the event of a shortage of supply of disk drives or semiconductors, the Company's results of operations will depend on the amount of product allocated to the Company by its suppliers and the timely receipt of such allocations. Additionally, technological changes that affect the demand for and prices of the products distributed by the Company may further affect the Company's gross margins. Although the Company's agreements with its suppliers provide the Company with limited price protection and certain rights of stock rotation, rapid price declines or a shortfall in demand for disk drives or semiconductor products could have an adverse effect on the Company's sales or gross margins.

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

Short History of Profitability in Contract Manufacturing; Dependence on Key Customers

         The Company's revenues from its contract manufacturing operations are likely to depend on the availability of necessary components, from a single source or otherwise, whose lack of availability could delay or curtail production and shipment of assemblies utilizing such components. The Company's contract manufacturing division has been dependent historically on a relatively limited customer base. Any significant rescheduling or cancellation of orders from these customers, or the lack of financial strength of these customers, or loss of customers altogether could have a material adverse effect on the results of operations of the contract manufacturing division and on the profitability of the Company. In 1997, certain key customers of the Company's contract manufacturing division significantly reduced their orders, which, given the relatively fixed costs associated with the Company's contract manufacturing operation, materially and adversely affected the Company's operating results in 1997. There can be no assurance that the Company's contract manufacturing division will retain existing major customers, attract new contract manufacturing customers or otherwise increase sales levels to support expanded operations or that it will achieve profitability in future periods. Failure to do so would have an adverse effect on the Company's operating results.

Management of Growth

         The Company's growth in recent years has placed, and continues to place, a strain on the Company's management, financial and operational resources. The Company intends to continue to pursue its growth strategy through increasing sales of existing and new product offerings, increasing geographical sales coverage, and possibly through strategic acquisitions. In 1997, the Company expanded its corporate offices into a second building and relocated its contract manufacturing division to expand its facilities and enable increased manufacturing capacity. Continued growth may require additional equipment, increased personnel, expanded information systems and additional financial and administrative control procedures. There can be no assurance that the Company will be able to attract and retain qualified personnel or further develop accounting and control systems and successfully manage expanding operations, including an increasing number of supplier and customer relationships and geographically dispersed locations. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth or continue its profitable operations.

ITEM 2:  Properties

                                                                            Square
    Location                  Type                  Principal Use           Footage                 Ownership
------------------    ---------------------    ------------------------    -----------   ---------------------------------
San Jose, CA          Office, warehouse        Headquarters,               34,000        Leased  until  1999 with  option
                                               distribution center                       to extend one year.
                                               (Bldg. One)

San Jose, CA          Office                   Headquarters,               15,657        Leased   until  2002  with  five
                                               (Bldg. Two)                               one-year options to extend.

San Jose, CA          Warehouse                Distribution Center         37,797        Leased  until  July 1997 to June
                                                                                         2002.

San Jose, CA          Office, plant &          Contract Manufacturing      141,520       Leased   until   March  1997  to
                      warehouse                                                          February 2006.

         The Company also leases sales and/or warehouse locations in Phoenix, Arizona; Agoura Hills, Irvine, San Diego, California; Denver, Colorado; Alamonte Springs and Deerfield Beach, Florida; Marietta, Georgia; Chicago, Illinois; Columbia, Maryland; Woburn, Massachusetts; Eden Prairie, Minnesota; Pine Brook, New Jersey; Smithtown, New York; Portland, Oregon; Richardson and Austin, Texas; Centerville, Utah; Herndon, Virginia and Redmond, Washington.

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
                                                                                         High          Low
                                                                                    ------------  ------------
Fiscal 1996
    First Quarter............................................................       $    8.25     $    5.88
    Second Quarter...........................................................            9.88          6.63
    Third Quarter............................................................            8.13          5.75
    Fourth Quarter ..........................................................            8.88          6.75
Fiscal 1997
    First Quarter............................................................        $  13.88     $    8.63
    Second Quarter ..........................................................           13.00          9.63
    Third Quarter ...........................................................           11.75          8.13
    Fourth Quarter ..........................................................           12.00          6.75
Fiscal 1998
    First Quarter (through February 28, 1998)................................       $    8.75     $    7.06

         On February 28, 1998, the last sale price of the Common Stock as reported by Nasdaq was $8.00 per share.

         As of February 28, 1998 there were approximately 300 holders of record of the Common Stock (not including shares held in street name).

         To date, the Company has paid no cash dividends to its shareholders. The Company has no plans to pay cash dividends in the near future. The Company's line of credit agreement prohibits the Company's payment of dividends or other distributions on any of its shares except dividends payable in the Company's capital stock.

ITEM 6:  Selected Financial Data

         The selected financial data of the Company set forth below should be read in conjunction with the financial statements of the Company, including the notes thereto, and Managements's Discussion and Analysis included elsewhere herein.

(in thousands, except earnings per share data)

Statement of Operations Data:                  1997        1996         1995        1994(1)      1993(2)
                                           ---------    ---------    ---------    ---------    ---------
Sales ..................................   $ 533,736    $ 483,316    $ 346,291    $ 250,753    $ 125,303
Cost  of sales .........................     476,648      425,258      305,696      217,277      107,999
                                           ---------    ---------    ---------    ---------    ---------
  Gross profit .........................      57,088       58,058       40,595       33,476       17,304
Marketing, general and
  administrative expenses ..............      44,430       41,008       30,352       23,258       13,200
                                           ---------    ---------    ---------    ---------    ---------
  Income from operations ...............      12,658       17,050       10,243       10,218        4,104
Interest expense .......................      (4,574)      (3,495)      (3,473)      (1,691)        (501)
                                           ---------    ---------    ---------    ---------    ---------
  Income before income taxes ...........       8,084       13,555        6,770        8,527        3,603
Provision for income taxes .............       3,395        5,693        2,768        3,471        1,549
                                           ---------    ---------    ---------    ---------    ---------
Net income .............................   $   4,689    $   7,862    $   4,002    $   5,056    $   2,054
                                           =========    =========    =========    =========    =========

Earnings per share (3)
   Basic ...............................   $     .55    $     .94    $     .49    $     .91    $     .63
                                           =========    =========    =========    =========    =========
   Diluted .............................   $     .53    $     .92    $     .48    $     .86    $     .45
                                           =========    =========    =========    =========    =========
Shares used in per share calculation (3)
   Basic ...............................       8,562        8,359        8,173        5,571        3,258
                                           =========    =========    =========    =========    =========
   Diluted .............................       8,906        8,511        8,350        5,878        4,515
                                           =========    =========    =========    =========    =========

                                                                As of December 31,
                                           ---------------------------------------------------------------
Balance Sheet Data:                             1997         1996         1995       1994(1)      1993(2)
                                           ----------    ---------     ---------    --------     ---------

Working capital ........................     $134,612     $105,958     $106,914     $ 52,230     $ 17,400
Total assets ...........................      205,420      175,680      157,277      122,502       51,253
Total long-term debt ...................       74,460       50,885       59,453        6,059        1,130
Total shareholders' equity .............       77,667       71,127       62,462       56,465       18,351

(1)  1994  Statement  of  Operations  Data and Balance  Sheet Data reflect the effects of the purchase of
     Vantage Components, Inc. on May 26, 1994.

(2)  1993  Statement of  Operations  Data and Balance  Sheet Data reflect  theeffects  of the purchase of certain assets of Adlar Turnkey Manufacturing Corporation ("ATMC") on April 7, 1993.

(3)  All per share  amounts have been  restated in  accordance  with  Statement  of Financial  Accounting
     Standards No. 128 "Earnings Per Share". See Note 2 of Notes to Financial Statements.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         For an understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the financial statements and the other information appearing elsewhere in this report.

         When  used  in  this  Report,   the  words  "expects,"   "anticipates,"
"estimates," "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A under the Securities Act of 1933 and Section 21E under the Securities Exchange Act of 1934. Such statements include but are not limited to statements regarding the ability to obtain favorable product allocations, the ability to increase gross profit while controlling expenses, the ability to realize synergies between contract manufacturing and distribution, and the costs of Year 2000 compliance. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including those risks described under "Risk Factors" in Item 1 hereof.

Results of Operations

         The following  table sets forth certain  financial data as a percentage of total Company sales for the periods indicated:
                                                          Year Ended December 31,
                                                   ---------------------------------------
                                                        1997          1996         1995
                                                   -----------    ----------    ----------
Sales
     Distribution ............................          86.3%         80.9%         85.7%
     Manufacturing ...........................          13.7%         19.1%         14.3%
                                                   -----------    ----------    ----------
          Total Company.......................         100.0%        100.0%        100.0%

                                                   -----------    ----------    ----------
Cost of sales
     Distribution ............................          76.1%         71.4%         75.6%
     Manufacturing ...........................          13.2%         16.6%         12.7%
                                                   -----------    ----------    ----------
          Total Company ......................          89.3%         88.0%         88.3%
                                                   -----------    ----------    ----------
                Gross profit .................          10.7%         12.0%         11.7%
Marketing, general and administrative expenses           8.3%          8.5%          8.8%
                                                   -----------    ----------    ----------
Income  from operations ......................           2.4%          3.5%          2.9%
Interest expense .............................          (0.9%)        (0.7%)        (1.0%)
                                                   -----------    ----------    ----------
Income before income taxes ...................           1.5%          2.8%          1.9%
Provision for income taxes ...................           0.6%          1.2%          0.8%
                                                   -----------    ----------    ----------
Net income ...................................           0.9%          1.6%          1.1%
                                                   ===========    ==========    ==========


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net sales were $533.7 million for the year ended December 31, 1997, which represented an increase of $50.4 million or 10% over 1996. Distribution sales increased by $69.3 million, while sales through the Company's contract manufacturing division (Quadrus) decreased by approximately $18.9 million from 1996. Substantially the entire increase in distribution sales was attributable to computer products with the expansion of unit sales in existing product lines due to increased demand for mass storage products. Semiconductor sales decreased slightly in 1997 from 1996 primarily due to industry-wide price declines in memory products. The decrease in manufacturing sales in 1997 was primarily due to unfavorable timing between new business engagements and the termination of a major customer contract.

         The Company's gross profit for 1997 was $57.1 million, a decrease of $1.0 million or 2% from 1996. Of this total gross profit decrease, $9.0 million was attributable to the Company's contract manufacturing division, which was offset by an increase of approximately $8.0 million in the distribution division. As a percentage of sales, gross margin was 10.7% in 1997 as compared to 12.0% in 1996. The decrease in total Company gross margin was primarily the result of decreased gross margins in the contract manufacturing division to 3.9% in 1997, as compared to 12.9% in 1996. This decline in gross margin was primarily due to sales volume, which fell below the level required to absorb increased overhead expenses. In the distribution division, the gross margin in 1997 remained flat at 11.8%.

         Marketing, general and administrative expenses increased 8% to $44.4 million in 1997 from $41.0 million in 1996, but decreased as a percentage of sales to 8.3% from 8.5%. The increase in expenses was attributable to increased sales volume and the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support.

         Interest expense increased to $4.6 million in 1997 from $3.5 million in 1996. The increase was due to increased bank borrowings during 1997 to fund the Company's working capital needs.

         The Company's effective income tax rate remained unchanged at 42.0% in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales were $483.3 million for the year ended December 31, 1996, which represented an increase of $137.0 million or 40% over 1995. Distribution sales increased by $94.6 million, while sales through the Company's contract manufacturing division increased by $42.4 million over 1995. Substantially the entire increase in distribution sales was attributable to computer products with the expansion of unit sales in existing product lines due to increased demand for mass storage products, a larger proportion of value-added and subsystem sales and the expansion of the customer base due to the addition of sales and marketing resources. Semiconductor sales decreased slightly in 1996 from 1995 primarily due to decreased DRAM unit sales, industry-wide price declines in memory products and the discontinuation of the distribution agreement with a supplier. Manufacturing sales growth in 1996 was primarily a result of increased sales to existing customers, enabled by increased manufacturing equipment capacity.

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

         Interest expense remained unchanged at $3.5 million in 1996 versus 1995, despite record sales growth over the same period. This was attributable to the Company's efforts to manage working capital by decreasing its days sales outstanding in accounts receivable, increasing its inventory turns and negotiating more favorable payment terms with certain suppliers.

         The Company's effective income tax rate increased to 42.0% in 1996 compared to 40.9% in 1995, primarily due to the increased Federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         On June 17, 1997, and as further amended in March 1998, the Company entered into an amendment to the Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $80 million revolving line of credit to $100 million. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.4%. At December 31, 1997, the prime interest rate was 8.5%. The revolving line of credit has a final payment due date of May 31, 1999. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The balance outstanding on the revolving line of credit at December 31, 1997 was $70.0 million. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company was in compliance with its bank covenants at December 31, 1997; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         The Company's accounts receivable and inventories as of December 31, 1997 have increased to $79.4 million and $98.4 million, respectively, from $70.7 million and $78.7 million, respectively, as of December 31, 1996 primarily as a result of the Company's increased sales. The Company's accounts payable remained unchanged at $45.5 million in 1997 compared to $45.7 million in 1996.

         The net amount of cash provided by financing activities in 1997 was $24.1 million, principally from the utilization of the Company's revolving line of credit with its banks. The net amount of cash used in operating activities in 1997 was $20.5 million. The net amount of cash used in investing activities in 1997 was $3.0 million, for the acquisition of property and equipment.

         The Company's results of operations for any particular period may be adversely affected by numerous factors, such as the loss of key suppliers or customers, price competition, problems incurred in managing inventories or receivables, the timing or cancellation of orders from major customers, a change in the product mix sold by the Company, customer demand, availability of products from suppliers, management of growth, the percent of revenue derived from distribution versus contract manufacturing, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the timing or cancellation of purchase orders with or from suppliers, the timing of expenditures in anticipation of increased sales and customer product delivery requirements and the future profitability of the contract manufacturing division. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have an adverse impact on the Company's profitability. In various periods in the past, the Company's operating results have been affected by all of these factors. For example, in 1997 the Company's operating results were materially and adversely affected by the bankruptcy of one of the Company's disk drive suppliers. Additionally, price fluctuations in the disk drive and semiconductor industries have affected the Company's gross margins in recent periods. The Company's contract manufacturing division has experienced lower than expected sales which, when combined with the division's relatively fixed overhead, has adversely impacted operating results in recent periods. The Company has recently experienced rapid sales growth and there can be no assurance that such sales growth will continue or that such sales and profit levels will be maintained. The Company's cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short-term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth.

ITEM 8:  Financial Statements and Supplementary Data

         The financial statements, together with the report thereon of Price Waterhouse LLP, independent accountants, are included in Item 14 hereof.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting of Shareholders (the "Proxy Statement").

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

         (b)      Executive Officers Of The Registrant

                  The following  table and  descriptions  identify and set forth information regarding the Company's five executive officers:
                  Name                  Age                            Position
                  ----                  ---                            --------
   W. Donald Bell....................    60    President, Chief Executive Officer and
                                               Chairman of the Board
   Bruce M. Jaffe....................    54    Chief Financial Officer, Senior Vice President of
                                               Finance & Operations and Secretary
   Ronald H. Mabry...................    50    Senior Vice President of Semiconductor Marketing
   Philip M. Roussey.................    55    Senior Vice President of Computer Products Marketing
   Robert J. Sturgeon................    44    Vice President of Operations

                             W. Donald Bell has been President,  Chief Executive
                    Officer and Chairman of the Board of the Company since its inception in 1987. Mr. Bell has over thirty years of experience in the electronics industry. Mr. Bell was formerly the President of Ducommun Inc. and its subsidiary, Kierulff Electronics Inc., as well as Electronic Arrays Inc. He has also held senior management positions at Texas Instruments Incorporated, American Microsystems and other electronics companies. He is a member of the Board of Directors of Control Data Systems Inc.

                             Bruce M.  Jaffe has been  Chief  Financial  Officer
                    since July 1997. Mr. Jaffe has over thirty years of experience in the electronics industry. Mr. Jaffe was President of Bell Industries, a distributor of electronic components, and also served as the Company's Executive Vice President and Chief Financial Officer for more than 5 years.

                             Ronald H. Mabry has been Senior Vice  President  of
                    Semiconductor Marketing since October 1996. Mr. Mabry has over thirty years experience in the electronics distribution industry. Before joining Bell Microproducts, Mr. Mabry was Chief Executive Officer and Chairman of the Board of Western Micro Technology, and prior to that time, he held various senior management positions with Avnet, Inc.

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

                                     PART IV

ITEM 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of this Form 10-K:

         (1)      Financial Statements                                                    Form 10-K
                                                                                         Page Number

                  Report of Independent Accountants                                          F-1

                  Balance Sheets at December 31, 1997
                    and 1996                                                                 F-2

                  Statements of Income for the years
                    ended December 31, 1997, 1996 and 1995                                   F-3

                  Statements of Shareholders' Equity for the years
                    ended December 31, 1997, 1996 and 1995                                   F-4

                  Statements of Cash Flows for the years ended
                    December 31, 1997, 1996 and 1995                                         F-5

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

        10.1    1988 Incentive Stock Plan, as amended through May 21, 1997 (11)

        10.2 The form of Option Agreement used under the 1988 Incentive Stock Plan (5)

        10.3    Employee Stock  Purchase  Plan, as amended  through May 21, 1997
                (11)

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

        10.12 Amended and Restated Credit Agreement dated as of May 23, 1995 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks, as amended
                (2)

       10.13 First Amendment to Second Amended and Restated Credit Agreement dated as of June 25, 1996 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks (7)

       10.14 Second Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 1996 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks (8)

       10.15 Third Amendment to Second Amended and Restated Credit Agreement dated as of June 17, 1997 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks (9)

         (3)     Exhibits Continued

       Number   Description of Document

       10.16 Fourth Amendment to Second Amended and Restated Credit Agreement dated as of September 1, 1997 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks (10)

       10.17 Fifth Amendment to Second Amended and Restated Credit Agreement dated as of November 7, 1997 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks

       10.18 Standard Distributor Agreement dated June 1, 1990 by and between Quantum Corporation and Registrant (4)

       10.19    Form of Indemnification Agreement (4)

       10.20 IBM Authorized Distributor Agreement dated May 17, 1993 between IBM Corporation and Registrant (4)

       10.21 Sublease dated November 12, 1996 for the Registrant's facilities at 2020 South Tenth Street, San Jose, California, and related exhibits

       10.22* Employment Agreement dated as of December 10, 1996 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer

       10.23 Form of Management Retention Agreement between the Registrant and the following executive officers of the Registrant: W. Donald Bell, Bruce M. Jaffe, Ronald H. Mabry, Philip M. Roussey and Robert J. Sturgeon

       21.1     Subsidiaries of the Registrant

       23.1     Consent of Price Waterhouse LLP, independent accountants

       24.1     Power of Attorney (contained on page 21)

----------------------
       * Confidential treatment has been granted for portions of this document.

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

       (5) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 33-83398) filed on August 29, 1994.

       (6) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-10837) filed on August 26, 1996.

       (7) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended June 30, 1996.

       (8) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended September 30, 1996.

       (9) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended June 30, 1997.

       (10) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended September 30, 1997.

       (11) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-41179) filed on November 26, 1997.

       (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

(c)    Exhibits. See Item 14(a) above.

(d)    Financial Statements Schedules. See Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.


                        BELL MICROPRODUCTS INC.


               By:    /s/ Bruce M. Jaffe
                  ----------------------------------
                          Bruce M. Jaffe
                    Chief Financial Officer, Senior Vice President of Finance & Operations and Secretary (Principal Financial and Accounting Officer)


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Donald Bell and Bruce M. Jaffe and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                         Title                                       Date
---------------------------------     -----------------------------------------------------    --------------------------

    /s/ W. Donald Bell              Chairman of the Board, President and Chief Executive         March 30, 1998
-------------------------------
(W. Donald Bell)                    Officer (Principal Executive Officer)


    /s/ Bruce M. Jaffe              Chief Financial Officer, Senior Vice President of Finance    March 30, 1998
-------------------------------
(Bruce M. Jaffe)                    & Operations and Secretary  (Principal Financial and
                                    Accounting Officer)


    /s/ James E. Ousley             Director                                                     March 30, 1998
-------------------------------
(James E. Ousley)


    /s/ Glenn E. Penisten           Director                                                     March 30, 1998
-------------------------------
(Glenn E. Penisten)


    /s/ Gordon A. Campbell          Director                                                     March 30, 1998
-------------------------------
(Gordon A. Campbell)


    /s/ Edward L. Gelbach           Director                                                     March 30, 1998
-------------------------------
(Edward L. Gelbach)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Bell Microproducts Inc.

         In our opinion, the financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 17 present fairly, in all material respects, the financial position of Bell Microproducts Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE  LLP
San Jose, California
February 4, 1998

                              BELL MICROPRODUCTS INC.
                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                 December 31,
                                                                          ------------------------
                                                                             1997          1996
                                                                          --------       --------
ASSETS
Current assets:
     Cash                                                                 $  6,325       $  5,682
     Accounts receivable, net of allowance for doubtful accounts of
         $1,331 and $4,228                                                  79,389         70,686
     Inventories                                                            98,379         78,659
     Deferred income taxes                                                   2,595          3,714
     Prepaid expenses                                                        1,217            885
                                                                          --------       --------
            Total current assets                                           187,905        159,626

Property and equipment, net                                                 10,733          9,006
Goodwill, net of accumulated amortization of $1,112 and $799                 6,372          6,685
Other assets                                                                   410            363
                                                                          --------       --------
     Total assets                                                         $205,420       $175,680
                                                                          ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Notes payable, current portion                                       $   --         $    294

     Accounts payable                                                       45,540         45,725
     Other accrued liabilities                                               6,025          6,271
     Current portion of capitalized lease obligations                        1,728          1,378
                                                                          --------       --------
            Total current liabilities                                       53,293         53,668

Line of credit                                                              70,000         45,900
Capitalized lease obligations, less current portion                          4,460          4,985
                                                                          --------       --------
     Total liabilities                                                     127,753        104,553
                                                                          --------       --------

Commitments and contingencies (Note 7)
Shareholders' equity:
     Preferred Stock, $0.01 par value, 10,000 shares authorized;
         none issued and outstanding                                          --             --
     Common Stock, $0.01 par value, 20,000 shares authorized;
         8,696 and 8,445 shares issued and outstanding                      53,495         51,644
     Retained earnings                                                      24,172         19,483
                                                                          --------       --------
            Total shareholders' equity                                      77,667         71,127
                                                                          --------       --------
     Total liabilities and shareholders' equity                           $205,420       $175,680
                                                                          ========       ========

                       The  accompanying  notes  are an  integral  part of these financial statements.

                             BELL MICROPRODUCTS INC.
                              STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                              Year Ended December 31,
                                                     -------------------------------------------
                                                       1997             1996              1995
                                                     ---------        ---------        ---------
Sales                                                $ 533,736        $ 483,316        $ 346,291
Cost of sales                                          476,648          425,258          305,696
                                                     ---------        ---------        ---------
     Gross profit                                       57,088           58,058           40,595
Marketing, general and administrative expenses          44,430           41,008           30,352
                                                     ---------        ---------        ---------
Income from operations                                  12,658           17,050           10,243

Interest expense                                        (4,574)          (3,495)          (3,473)
                                                     ---------        ---------        ---------
Income before income taxes                               8,084           13,555            6,770
Provision for income taxes                               3,395            5,693            2,768
                                                     ---------        ---------        ---------
Net income                                           $   4,689        $   7,862        $   4,002
                                                     =========        =========        =========
Earnings per share (Note 2)
     Basic                                           $    0.55        $    0.94        $    0.49
                                                     =========        =========        =========
     Diluted                                         $    0.53        $    0.92        $    0.48
                                                     =========        =========        =========
Shares used in per share calculation (Note 2)
     Basic                                               8,562            8,359            8,173
                                                     =========        =========        =========
     Diluted                                             8,906            8,511            8,350
                                                     =========        =========        =========

                       The  accompanying  notes  are an  integral  part of these financial statements.

                             BELL MICROPRODUCTS INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                        Common Stock
                                                                  ---------------------      Retained
                                                                   Shares       Amount       Earnings        Total
                                                                  -------       -------       -------       -------
Balance at December 31, 1994                                        8,047      $ 48,846      $  7,619      $ 56,465
Exercise of Stock options, including related tax benefit of
 $181                                                                 103           749          --             749
Issuance of Common Stock under Stock Purchase Plan                     66           473          --             473
Conversion of note payable to Common Stock                            107           773          --             773
Net Income                                                           --            --           4,002         4,002
                                                                  -------       -------       -------       -------
Balance at December 31, 1995                                        8,323        50,841        11,621        62,462
Exercise of stock options, including related tax benefit of
$159                                                                   26           202          --             202
Issuance of Common Stock under Stock Purchase Plan                     96           601          --             601
Net Income                                                           --            --           7,862         7,862
                                                                  -------       -------       -------       -------

Balance at December 31, 1996                                        8,445        51,644        19,483        71,127
Exercise of stock options, including related tax benefit of
$225                                                                  147         1,117          --           1,117
Issuance of Common Stock under Stock Purchase Plan                    104           734          --             734
Net Income                                                           --            --           4,689         4,689
                                                                  -------       -------       -------       -------

Balance at December 31, 1997                                        8,696       $53,495       $24,172       $77,667
                                                                  =======       =======       =======       =======

                             The  accompanying  notes  are an  integral  part of these financial statements.

                             BELL MICROPRODUCTS INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                 Year Ended December 31,
                                                                      ----------------------------------------------
                                                                         1997               1996               1995
                                                                      ---------          ---------          --------
Cash flows from operating activities:
  Net income                                                          $  4,689           $  7,862             $4,002
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
  Depreciation and amortization                                          2,917              2,569              1,659
  Change in allowance for doubtful accounts                             (2,897)               928              1,220
  Change in deferred and refundable income taxes                         1,119               (296)            (2,020)
  Changes in assets and liabilities:
    Accounts Receivable                                                 (5,806)            (6,348)           (14,651)
    Inventories                                                        (19,720)            (8,397)           (13,236)
    Prepaid Expenses                                                      (332)               (44)              (294)
    Other assets                                                           (47)              (210)                49
    Accounts payable                                                      (185)            14,129             (3,483)
    Other accrued liabilities                                             (246)             3,566                795
                                                                      ---------          ---------          --------
Net cash provided by (used in) operating activities                    (20,508)            13,759            (25,959)
                                                                      ---------          ---------          --------
Cash flows from investing activities:
  Acquisition of property and equipment, net                            (2,998)            (1,120)            (1,160)
                                                                      ---------          ---------          --------
Cash flows from financing activities:
  Net borrowings/(repayments) under line of credit
   agreement                                                            24,100              8,600             33,000
  Net repayments on current portion of long-term liabilities              (294)              --               (5,000)
  Proceeds from issuance of Common Stock                                 1,851                803              1,222
  Principal payments on long-term liabilities                           (1,508)            (1,649)            (1,016)
                                                                      ---------          ---------          --------
Net cash provided by (used in) financing activities                     24,149             (9,446)            28,206
                                                                      ---------          ---------          --------
Net increase in cash                                                       643              3,193              1,087
Cash at beginning of period                                              5,682              2,489              1,402
                                                                      ---------          ---------          --------
Cash at end of period                                                 $  6,325           $  5,682           $  2,489
                                                                      =========          =========          ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                          $  4,641           $  3,355           $  3,380
    Income taxes                                                      $  2,695           $  5,744           $  4,282
Supplemental non-cash financing activities:
  Obligations incurred under capital leases                           $  1,333           $  2,392           $  5,254
  Conversion of note payable to Common Stock                              --             $   --             $    773

 The accompanying notes are integral part of these financial statement

                             BELL MICROPRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

         The Company operates in two industry segments: as a distributor of semiconductor and computer products to original equipment manufacturers (OEMs), value-added resellers (VARs) and dealers, and as a contract manufacturer. Semiconductor products include memory, logic, microprocessors, peripheral and specialty components. Computer products include disk, tape and optical drives and subsystems, drive controllers, computers and board-level products. The Company also provides a variety of manufacturing and value-added services to its customers, including the manufacturing of board-level and systems products to customer specifications, as well as certain types of components and subsystem testing services, systems integration and disk drive formatting and testing, and the packaging of electronic component kits to customer specifications.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

         Revenues are recognized when products are shipped. Provisions for estimated losses on returns and for expected warranty costs are recorded at the time of sale.

Concentration of Credit and Other Risks

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.
The Company maintains reserves for estimated collection losses.

         Two vendors accounted for 57%, 53% and 40% of the Company's distribution inventory purchases during 1997, 1996 and 1995, respectively. One such vendor has obtained a second priority lien against the Company's inventories to secure payment on the Company's purchase of goods.

Inventories

         Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method based upon the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the lease term.

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

Earnings Per Share

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997. This statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15 "Earnings Per Share". All prior-period earnings per share data has been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the Statement of Income. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                                Year Ended December 31,
                                                           --------------------------------
                                                             1997         1996         1995
                                                           ------       ------       ------
Net income                                                 $4,689       $7,862       $4,002
                                                           ======       ======       ======
Weighted average common shares outstanding (basic)          8,562        8,359        8,173

Effect of dilutive warrants and options                       344          152          177
                                                           ------       ------       ------
Weighted average common shares outstanding (diluted)        8,906        8,511        8,350
                                                           ======       ======       ======

Earnings Per Share:
Basic                                                      $ 0.55       $ 0.94       $ 0.49
                                                           ======       ======       ======
Diluted                                                    $ 0.53       $ 0.92       $ 0.48
                                                           ======       ======       ======

         Options and warrants to purchase 478,200 shares of common stock at a weighted average price of $9.98 per share were outstanding at December 31, 1997 but were not included in the computation of Diluted EPS because the options' exercise price was greater than the average market price of the common shares. At December 31, 1996, there were 363,450 options and warrants outstanding to purchase common stock at a weighted average price of $8.76 per share excluded from the Diluted EPS computation due to their anti-dilution. At December 31, 1995, there were 405,450 options and warrants outstanding to purchase common stock at a weighted average price of $11.03 per share excluded from the Diluted EPS computation due to their anti-dilution.

Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's Statements of Income. The Company provides additional proforma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the first quarter of 1998 and does not expect its provisions to have a significant effect on the Company's presentation of its financial statements. The Company will adopt SFAS No. 131 as of the year ending December 31, 1998 and is currently studying its provisions.

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

NOTE 3 - BALANCE SHEET COMPONENTS:

                                                                December 31,
                                                       ------------------------
                                                          1997           1996
                                                       --------        --------
                                                            (in thousands)
Inventories:
   Work-in-process                                     $  8,646        $  9,146
   Purchased components and materials                    89,733          69,513
                                                       --------        --------
                                                       $ 98,379        $ 78,659
                                                       ========        ========
Property and equipment:
   Manufacturing and test equipment                    $  9,721        $  9,070
   Computer and other equipment                           4,041           3,212
   Furniture and fixtures                                 1,950           1,147
   Leasehold improvement                                  1,784            --
   Warehouse equipment                                      459             195
                                                       --------        --------
                                                         17,955          13,624
   Less: accumulated depreciation and amortization       (7,222)         (4,618)
                                                       ========        ========
                                                       $ 10,733        $  9,006
                                                       ========        ========

NOTE 4 - LINE OF CREDIT AND TERM LOAN:

         On June 17, 1997 and as further amended in March 1998, the Company entered into an amendment to the Amended and Restated Syndicated Credit Agreement, arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $80 million revolving line of credit to $100 million and extended the maturity date to May 31, 1999. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.40%. At December 31, 1997 the prime interest rate was 8.50%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at December 31, 1997; however, there can be no assurance that the Company will be in compliance in the future. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets.

NOTE 5 - STOCK-BASED COMPENSATION PLANS:

Stock Option Plans

         The Company has two fixed stock option plans; the 1988 Amended and Restated Incentive Stock Plan (the Plan) and the 1993 Director Stock Option Plan (the Director Plan).

         The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Since inception, the Company has reserved 2,524,104 shares of Common Stock for issuance under the Plan.

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

         As part of the Plan, in March 1993, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 130,000, 339,000 and 224,000 shares of Common Stock were granted in 1997, 1996 and 1995, respectively. The Program provides for ten-year option terms with vesting at the rate of 1/10th per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

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

         The following table presents activity under the Plan:
                                                                     Options outstanding
                                                                -----------------------------
                                                Options                            Weighted
                                              available for                        average
                                                 grant             Shares       exercise price
                                              ----------        ----------        ----------
Balance at December 31, 1994                     109,283           729,888        $    8.36

Increase in options available for grant          435,000              --            --

Options granted                                 (516,800)          516,800        $   10.19
Options exercised                                   --            (105,798)       $    5.44
Options canceled                                 181,260          (181,260)       $    9.21
                                              ----------        ----------        ----------
Balance at December 31, 1995                     208,743           959,630        $    9.50

Increase in options available for grant          300,000              --            --
Options granted                               (1,126,800)        1,126,800        $    6.99
Options exercised                                   --             (22,530)       $    1.94
Options canceled                                 842,900          (842,900)       $    9.88
                                              ----------        ----------        ----------
Balance at December 31, 1996                     224,843         1,221,000        $    7.06

Increase in options available for grant          300,000              --            --
Options granted                                 (629,500)          629,500        $    9.54
Options exercised                                   --            (147,312)       $    6.48
Options canceled                                 277,729          (277,729)       $    7.08
                                              ----------        ----------        ----------
Balance at December 31, 1997                     173,072         1,425,459        $    8.21
                                              ==========        ==========        ==========

         At December 31, 1997, 204,708 options were exercisable under this Plan.

         The following table  summarizes  information  about fixed stock options outstanding for all plans at December 31, 1997.
                                            OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                          --------------------------------------------------------    -----------------------------------------
                            Number of
                              Shares         Weighted Average                           Number of Shares
                           Outstanding           Remaining                               Exercisable As
                              As of          Contractual Life          Weighted          of December 31,          Weighted
 Range of Exercise         December 31,                                Average                1997                 Average
       Prices                  1997                                 Exercise Price                             Exercise Price
---------------------     ---------------    ------------------    -----------------    ------------------     ----------------
$  6.50  -  $  6.50            450,513             5.27 years          $  6.50                55,487              $  6.50
$  7.00  -  $  7.88            259,021             4.53                   7.53               124,446                 7.42
$  8.00  -  $  8.75            304,325             4.94                   8.55                85,075                 8.14
$  9.00  -  $  9.50            261,900             5.74                   9.23                10,350                 9.06
$  9.63  -  $12.63             245,700             5.17                  10.66                 6,350                11.14
 $12.75  -  $12.75               4,000             1.82                  12.75                 3,000                12.75
                          ---------------    ------------------    -----------------    ------------------     ----------------
$  6.50  -  $12.75           1,525,459             5.13                $  8.24               284,708              $  7.66
                          ===============    ==================    =================    ==================     ================

         The Company's Director Plan provides for the grant of an aggregate of 145,000 options for the purchase of the Company's Common Stock. 75,000 options were granted in 1993 at an exercise price of $8.00 per share, and 20,000 options were granted in 1996 at an exercise price of $7.00. These options vest annually at the rate of 1/3 and have a ten-year life. In 1997, 20,000 options were granted at an exercise price of $12.63. These options become vested in one year and have a ten-year life. At December 31, 1997, 100,000 options were outstanding.

         For the fixed stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively; expected volatility of 35%; risk free interest rate of 5.9%, 6.0% and 6.0% and expected lives of 3.92, 4.19 and 4.70 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 1997, 1996 and 1995 was $3.35 and $2.00 and $3.87, per option, respectively.

Employee Stock Purchase Plan

         The Company has reserved 380,000 shares of Common Stock for issuance to all eligible employees under its Employee Stock Purchase Plan. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period. 329,114 shares have been issued under this plan as of December 31, 1997. The fair value of each purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used in 1997, 1996 and 1995, respectively; expected volatility of 35%; risk free interest rate of 5.56%, 5.64% and 5.48% and expected lives of 0.5 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those purchase rights granted in 1997, 1996 and 1995 was $2.43, $1.82 and $2.59 per right, respectively.

Fair Value Disclosures

         At December 31, 1997, the Company had three stock-based compensation plans as described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1997, 1996 and 1995 under those plans consistent with the provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced as presented below:

                                 1997           1996            1995
                              ---------      ---------       ----------
Net income:
     As reported            $   4,689       $   7,862       $   4,002
     Pro forma                  4,015           7,206           3,696
Earnings per share
     As reported
       Basic                     0.55            0.94            0.49
       Diluted                   0.53            0.92            0.48
     Pro forma
       Basic                     0.47            0.86            0.45
       Diluted                   0.47            0.85            0.44

         Because additional stock options and stock purchase rights are expected to be granted each year and this proforma presentation includes only the effect of options granted subsequent to December 31, 1994, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

NOTE 6 - INCOME TAXES:

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                               1997          1996          1995
                             -------       -------        -------
Current:
       Federal               $ 1,880       $ 5,893        $ 2,716
       State                     396         1,495            424
                             -------       -------        -------
                               2,276         7,388          3,140
Deferred:
       Federal                   968        (1,382)          (284)
       State                     151          (313)           (88)
                             =======       =======        =======
                             $ 3,395       $ 5,693        $ 2,768
                             =======       =======        =======

         Deferred  tax   (liabilities)   assets   comprise  the   following  (in
thousands):

                                                1997         1996         1995
                                             -------      -------      -------

Basis differential in assets                 $   (98)     $  (110)     $  (118)
Depreciation                                    (678)        (621)        (201)
                                             -------      -------      -------
     Gross deferred tax liabilities             (776)        (731)        (319)
                                             -------      -------      -------

Bad debt, sales and warranty reserves            637        1,922        1,351
Inventory reserves and basis differences       1,605        1,756          495
Compensation accruals and reserves               254          128          110
State taxes, net of federal benefit               70          391           67
Other                                            805          248           66
                                             -------      -------      -------
     Gross deferred tax assets                 3,371        4,445        2,089
                                             -------      -------      -------

     Net deferred tax asset                  $ 2,595      $ 3,714      $ 1,770
                                             =======      =======      =======

         The net deferred tax asset represents temporary differences for future tax deductions which can generally be realized by carryback to taxable income in prior years.

         A reconciliation of the Federal statutory tax rate to the effective tax rate follows:

                                 1997        1996        1995
                               ---------   ---------   --------

Federal statutory rate             34.0%       35.0%       34.0%
State income taxes, net of
Federal tax                         4.2%        5.7%        3.3%
    benefit and credits
Other                               3.8%        1.3%        3.6%
                               ---------   ---------   --------

                                   42.0%       42.0%       40.9%
                               =========   =========   ========

NOTE  7 - COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under cancelable and noncancelable operating lease agreements. The leases expire at various times through 2006 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

         The Company leases certain equipment under capitalized leases with such equipment amounting to $10,042,000 less accumulated depreciation of $3,512,000 at December 31, 1997 and $8,698,000 less accumulated depreciation of $2,335,000 at December 31, 1996. Amortization expense on assets subject to capitalized leases was $1,177,000, $1,307,000, and $696,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The capitalized lease terms range from three to five years.

         The following is a summary of commitments under leases:

                                                 Capitalized   Operating
               Year ending December 31,           leases       leases
-----------------------------------------         -------      -------
                                                     (in thousands)

1998                                              $ 2,179      $ 2,392
1999                                                2,132        2,040
2000                                                1,907        1,746
2001                                                  692        1,632
2002                                                  216        1,629
2003 and beyond                                       --         3,549
                                                  -------      -------
Total minimum lease payments                        7,126      $12,988
                                                               =======
Less:  imputed interest                              (938)
                                                  -------
Present value of minimum lease payments           $ 6,188
                                                  =======

         Total operating lease expense was $2,508,000, $1,272,000 and $1,167,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse affect on the Company's financial position or results of operations.

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES:

         The Company has entered into a manufacturing agreement with Pinnacle Systems, Inc. ("Pinnacle") providing for the performance by the Company's manufacturing division of value-added turnkey services for Pinnacle. The agreement term is automatically renewed for successive one-year periods unless terminated by either party on 90 days' written notice. Company sales to Pinnacle totaled $2,840,000, $9,692,000, and $13,461,000, for the years ended December 31, 1997, 1996, and 1995, respectively. The accounts receivable balance from Pinnacle was $132,000 at December 31, 1997 and $202,000 at December 31, 1996. The Company has purchased approximately $1,532,000, $350,000, and $576,000, of inventory from Pinnacle in 1997, 1996 and 1995, respectively. Inventory on hand, purchased under contract with Pinnacle, totaled $393,000 and $914,000 at December 31, 1997 and December 31, 1996, respectively. Glenn E. Penisten, a director of the Company, is a director of Pinnacle. The agreement was entered into in the ordinary course of business and the Company believes that it has terms no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

         In May 1994, the Company entered into a manufacturing agreement with Reply Corporation ("Reply") providing for the performance by the Company's manufacturing division of value-added turnkey services for Reply. The Company terminated the agreement in 1997. Sales to Reply totaled approximately $262,000, $2,594,000 and $3,144,000 during 1997, 1996, and 1995, respectively. The accounts  receivable  balance  from Reply was $54,000
at December 31, 1997 and $413,000 at December 31, 1996. The Company has purchased approximately $123,000, $167,000 and $66,000 of inventory from Reply in 1997, 1996, and 1995, respectively. Glenn E. Penisten and Gordon A. Campbell, directors of the Company, are directors of Reply. The agreement was entered into in the ordinary course of business and the Company believes that it has terms no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

NOTE 9 - SALARY SAVINGS PLAN:

         The Company has a Section 401(k) Plan (the Plan) which provides participating employees an opportunity to accumulate funds for retirement and hardship. Participants may contribute up to 15% of their eligible earnings to the Plan. The Company may elect to make matching contributions equal to a discretionary percentage of participants' contributions up to the statutory maximum of participants' eligible earnings. The Company has not made any contributions to the Plan.

NOTE 10 - BUSINESS SEGMENT INFORMATION:

         Operating  results  and  other  financial  data are  presented  for the principal  business  segments of the Company  for the years ended  December  31,
1997, 1996 and 1995 as follows:
                                   Distribution    Manufacturing    Eliminations     Consolidated
                                   ------------    -------- ----    ------------     ------------
1997
Sales to customers                   $460,516        $ 73,220         $   --           $533,736
Intersegment sales                      7,650             631           (8,281)            --
                                     --------        --------         --------         --------
Revenue                               468,166          73,851           (8,281)         533,736
Operating profit (loss)                13,240            (582)            --             12,658
Identifiable assets                   206,203          36,245          (37,028)         205,420
Depreciation and amortization             779           2,138             --              2,917
Capital asset additions                 1,490           2,841             --              4,331

1996
Sales to customers                   $391,187        $ 92,129         $   --           $483,316
Intersegment sales                      4,855             282           (5,137)            --
                                     --------        --------         --------         --------
Revenue                               396,042          92,411           (5,137)         483,316
Operating  profit                      11,556           5,494             --             17,050
Identifiable assets                   172,755          39,326          (36,401)         175,680
Depreciation and amortization             683           1,886             --              2,569
Capital asset additions                   487           2,925             --              3,412

1995
Sales to customers                   $296,633        $ 49,658         $   --           $346,291
Intersegmentsales                       7,090             495           (7,585)            --
                                     --------        --------         --------         --------
Revenue                               303,723          50,153           (7,585)         346,291
Operating profit                        7,559           2,684           10,243
Identifiable assets                   152,584          39,316          (34,623)         157,277
Depreciation and amortization             605           1,054             --              1,659
Capital asset additions                   402           6,012             --              6,414

         Revenue and operating profit by business segment includes both sales to customers, as reported in the Company's Statements of Income, and intersegment sales, which are transferred at cost.

                                      NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                              (in thousands, except per share amounts)
                                                                   Quarter Ended
                            --------------------------------------------------------------------------------------------
                            Mar. 31,    June 30,    Sept. 30,   Dec. 31,   Mar. 31,    June 30,    Sept. 30,   Dec. 31,
                              1996        1996        1996        1996       1997        1997        1997        1997
                            ----------  ----------  ----------  ---------  ----------  ----------  ----------  ---------
Sales ....................  $ 115,431   $ 113,644   $ 118,018   $ 136,222   $ 140,968   $ 115,136   $ 138,003   $ 139,629
Cost of sales ............    101,809      99,020     103,855     120,574     124,820     101,511     124,375     125,942
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Gross profit .............     13,622      14,624      14,163      15,648      16,148      13,625      13,628      13,687
Marketing, general and
administrative expenses ..      9,759      10,518       9,896      10,835      11,151       9,569      11,587      12,123
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Income from operations ...      3,863       4,106       4,267       4,813       4,997       4,056       2,041       1,564
Interest expense .........       (995)       (909)       (767)       (822)       (892)     (1,178)     (1,122)     (1,382
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Income before income
Taxes ....................      2,868       3,197       3,500       3,991       4,105       2,878         919         182
Provision for income taxes      1,205       1,343       1,470       1,676       1,724       1,209         386          76
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income ...............  $   1,663   $   1,854   $   2,030   $   2,315   $   2,381   $   1,669   $     533   $     106
                            =========   =========   =========   =========   =========   =========   =========   =========
Earnings per share
 Basic ...................  $    0.20   $    0.22   $    0.24   $    0.28   $    0.28   $    0.20   $    0.06   $    0.01
                            =========   =========   =========   =========   =========   =========   =========   =========
Diluted ..................  $    0.20   $    0.22   $    0.24   $    0.27   $    0.27   $    0.19   $    0.06   $    0.01
                            =========   =========   =========   =========   =========   =========   =========   =========
Shares used in per share
calculation
  Basic ..................      8,324       8,331       8,387       8,394       8,471       8,539       8,607       8,632
                            =========   =========   =========   =========   =========   =========   =========   =========
  Diluted ................      8,423       8,539       8,531       8,552       8,935       8,978       8,886       8,825
                            =========   =========   =========   =========   =========   =========   =========   =========

         During the fourth quarter of 1996, the Company began capitalizing certain labor overhead costs related to its manufacturing activities. The impact was an increase to net income in the fourth quarter of 1996, of approximately $217,000. During the fourth quarter of 1997, the Company was adversely affected by the bankruptcy of one of its suppliers. The impact was a decrease to net income of approximately $421,000, or five cents per share.

                                                                     SCHEDULE II

                             BELL MICROPRODUCTS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                      Additions
                                      Balance at            Charged to
                                     Beginning of            Costs and          Deductions-         Balance at
    Year Ended December 31,             Period               Expenses           Write-offs         End of Period
 ------------------------------    -----------------    ----------------     ----------------    -----------------
   1997                              $   4,228           $    1,763           $   (4,660)          $    1,331
   1996                                  3,300                5,035               (4,107)               4,228
   1995                                  1,550                2,427                 (677)               3,300


                                INDEX TO EXHIBITS

         Number    Description of Document                           Sequential
                                                                     Page Number

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

         4.2 Amended and Restated Registration Rights Agreement dated June 11, 1992 between Registrant and certain investors named therein, as amended (1)

         4.3    Warrant issued to Sutro & Co. Incorporated (2)

         10.1   1988 Incentive Stock Plan, as amended through May 23, 1996 (6)

         10.2 The form of Option Agreement used under the 1988 Incentive Stock Plan (5)

         10.3   Employee Stock  Purchase  Plan, as amended  through May 21, 1997
                (11)

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

         Number    Description of Document                           Sequential
                                                                     Page Number

         10.12 Amended and Restated Credit Agreement dated as of May 23, 1995 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks, as amended
                (2)

         10.13 First Amendment to Second Amended and Restated Credit Agreement dated as of June 25, 1996 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks (7)

         10.14 Second Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 1996 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks (8)

         10.15 Third Amendment to Second Amended and Restated Credit Agreement dated as of June 17, 1997 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks (9)

         10.16 Fourth Amendment to Second Amended and Restated Credit Agreement dated as of September 1, 1997 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks (10)

         10.17 Fifth Amendment to Second Amended and Restated Credit Agreement dated as of November 7, 1997 by and among the Registrant, the Banks named therein and Sumitomo Bank of California, as Agent for the Banks

         10.18 Standard Distributor Agreement dated June 1, 1990 by and between Quantum Corporation and Registrant (4)

         10.19  Form of Indemnification Agreement (4)

         10.20 IBM Authorized Distributor Agreement dated May 17, 1993 between IBM Corporation and Registrant (4)

         10.21 Sublease dated November 12, 1996 for the Registrant's facilities at 2020 South Tenth Street, San Jose, California, and related exhibits.

         10.22* Employment  Agreement  dated as of December 10, 1996 between the
                Registrant and W. Donald Bell, the Registrant's Chief Executive Officer

         10.23 Form of Management Retention Agreement between the Registrant and the following executive officers of the Registrant: W. Donald Bell, Bruce M. Jaffe, Ronald H. Mabry, Philip M. Roussey and Robert J. Sturgeon.

         21.1   Subsidiaries of the Registrant

         23.1   Consent of Price Waterhouse LLP, independent accountants

         24.1   Power of Attorney (contained on page 21)
----------------------------

         * Confidential treatment has been granted for portions of this document.

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

         (5) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 33-83398) filed on August 29, 1994.

         (6) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-10837) filed on August 26, 1996.

         (7) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended June 30, 1996.

         (8) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended September 30, 1996.

         (9) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended June 30, 1997.

         (10) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended September 30, 1997.

         (11) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-41179) filed on November 26, 1997.