Form 10-Q
period 1998-03-31
BELL MICROPRODUCTS INC
filed 1998-05-15
CIK 900708

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

         For the quarterly period ended:    March 31, 1998
                                          -------------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to  ____________

         Commission file number       0-21528
                                  -----------------

                             Bell Microproducts Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                              94-3057566
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1941 Ringwood Avenue, San Jose, California                       95131-1721
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

         Yes      X           No                initial report, previously not
              ------------        -----------    required to file

Common Stock, $.01 Par Value --  Number of Shares Outstanding at March 31, 1998:
----------------------------                                           8,753,028


                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q



                                                                                                 Page
PART  I  -  FINANCIAL INFORMATION                                                               Number
                                                                                                ------
          Item 1:  Financial Statements

                      Condensed Balance Sheets - March 31, 1998 and December 31, 1997
                                                                                                  3
                      Condensed Statements of Income - Three months ended March 31, 1998
                      and 1997                                                                    4

                      Condensed Statements of Cash Flows -  Three months ended March 31,
                      1998 and 1997                                                               5

                      Notes to Condensed Financial Statements                                     6


          Item 2:  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            7

PART II  -  OTHER INFORMATION


          Item 6.   Exhibits and Reports                                                         10

          Signature                                                                              11



                                                                                                     2

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                                Bell Microproducts Inc.
                                               Condensed Balance Sheets
                                                    (in thousands)
                                                      (unaudited)

                                                                    March 31,                     December 31,
                                                                      1998                            1997
 --------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
      Cash                                                           $    3,134                    $    6,325
      Accounts receivable, net                                           80,036                        79,389
      Inventories                                                       100,843                        98,379
      Deferred income taxes                                               2,582                         2,595
      Prepaid expenses                                                    1,541                         1,217
                                                               --------------------          -----------------------
                   Total current assets                                 188,136                       187,905

 Property and equipment, net                                             10,766                        10,733
 Goodwill, net                                                            6,293                         6,372
 Other assets                                                               405                           410
                                                               --------------------          -----------------------
      Total assets                                                     $205,600                      $205,420
                                                               ====================          =======================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                   55,104                        45,540
      Other accrued liabilities                                           6,602                         6,025
      Current portion of capitalized lease
         obligations                                                      1,796                         1,728
                                                               --------------------          -----------------------
                   Total current liabilities                             63,502                        53,293

 Line of credit                                                          59,600                        70,000
 Capitalized lease obligations, less current portion                      4,246                         4,460
                                                               --------------------          -----------------------
      Total liabilities                                                 127,348                       127,753
                                                               --------------------          -----------------------

 Commitments and contingencies
 Shareholders' equity:
      Common Stock, $0.01 par value, 20,000 shares
        authorized; 8,753 and 8,696 issued and outstanding
                                                                         53,885                        53,495
      Retained earnings                                                  24,367                        24,172
                                                               --------------------
                                                                                             -----------------------
          Total shareholders' equity                                     78,252                        77,667
                                                               --------------------          -----------------------

      Total liabilities and shareholders' equity                       $205,600                      $205,420
                                                               ====================          =======================

                 The accompanying  notes are an integral part of these condensed financial statements.


                             Bell Microproducts Inc.
                         Condensed Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)



                                               Three months ended March 31,
                                            ------------------------------------
                                                  1998                1997
                                            ---------------     ----------------

Sales                                           $129,280            $140,968
Cost of sales                                    115,778             124,820
                                            ---------------     ----------------
Gross profit                                      13,502              16,148

Selling, general and
   administrative expenses                        11,845              11,151
                                            ---------------     ----------------
Income from operations                             1,657               4,997
Interest expense                                  (1,321)               (892)
                                            ---------------     ----------------
Income before income taxes                           336               4,105
Provision for income taxes                          (141)             (1,724)
                                            ---------------     ----------------

Net income                                    $      195           $   2,381
                                            ===============     ================

Earnings per share
     Basic                                     $    0.02           $    0.28
                                            ===============     ================
     Diluted                                   $    0.02           $    0.27
                                            ===============     ================

Shares used in per share
  calculation
     Basic                                         8,723               8,471
                                            ===============     ================
     Diluted                                       8,795               8,935
                                            ===============     ================


              The accompanying notes are an integral part of these
                         condensed financial statements.


                                                       Bell Microproducts Inc.
                                                 Condensed Statements of Cash Flows
                                             (Increase/(decrease) in cash, in thousands)
                                                             (unaudited)

                                                                                                        Three months ended March 31,
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             1998              1997
                                                                                                         --------          --------
Cash flows from operating activities:
Net income                                                                                               $    195          $  2,381
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                                       819               769
          Change in allowance for doubtful accounts                                                           624              (767)
          Change in deferred income taxes                                                                      13              --
          Changes in assets and liabilities:
              Accounts receivable                                                                          (1,271)          (19,506)
              Inventories                                                                                  (2,464)           (7,241)
              Prepaid expenses                                                                               (324)             (619)
              Other assets                                                                                      5               (29)
              Accounts payable                                                                              9,564            19,226
              Other accrued liabilities                                                                       577             1,514
                                                                                                         --------          --------

                Net cash provided by (used in) operating activities                                         7,738            (4,272)
                                                                                                         --------          --------

Cash flows from investing activities:
Acquisition of property and equipment, net                                                                   (508)           (1,345)
                                                                                                         --------          --------

Cash flows from financing activities:
Net borrowings/(repayments) under line of credit agreement                                                (10,400)            3,300
Proceeds from issuance of Common Stock                                                                        390               442
Principal payments on long term liabilities                                                                  (411)             (489)
                                                                                                         --------          --------

                Net cash provided by (used in) financing  activities                                      (10,421)            3,253
                                                                                                         --------          --------

Net decrease in cash                                                                                       (3,191)           (2,364)
Cash at beginning of period                                                                                 6,325             5,682
                                                                                                         --------          --------

Cash at end of period                                                                                    $  3,134          $  3,318
                                                                                                         ========          ========

Supplemental disclosures of cash flow information:  Cash paid during the period for:
         Interest                                                                                        $  1,296          $    960
         Income taxes                                                                                    $      1          $    907
Supplemental non-cash financing activities:
    Obligations incurred under capital leases                                                            $    265          $    341


                 The accompanying  notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

         The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

Recently Issued Accounting Statement

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS 131 as of the year ending December 31, 1998 and is currently studying its provisions.

Note 2 - Earnings per Share

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                                         Three Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                      1998                 1997
                                                                 ----------------     ---------------
Net income                                                         $      195            $   2,381
                                                                 ================     ===============
Weighted average common shares outstanding (Basic)                      8,723                8,471

Effect of dilutive warrants and options                                    72                  464
                                                                 ----------------     ---------------
Weighted average common shares outstanding (Diluted)                    8,795                8,935
                                                                 ================     ===============

Earnings per share:
Basic                                                              $     0.02           $     0.28
                                                                 ================     ===============
Diluted                                                            $     0.02           $     0.27
                                                                 ================     ===============

         Options and warrants to purchase 813,175 shares of common stock at a weighted average price of $9.23 per share were outstanding at March 31, 1998 but were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the period. At March 31, 1997, there were 28,200 options and warrants outstanding to purchase common stock at a weighted average price of $12.52 per share excluded from the Diluted EPS computation due to their anti-dilution.


Note 3 - Inventories:

         A summary of inventories follows (in thousands):

                                                          March 31, 1998                  December 31, 1997
                                                    ---------------------------       ---------------------------
       Purchased components and materials                    $  91,957                         $  89,733
       Work-in-process                                           8,886                             8,646
                                                    ---------------------------       ---------------------------
       Total                                                  $100,843                         $  98,379
                                                    ===========================       ===========================


Note 4 - Property and Equipment:

         A summary of property and equipment follows (in thousands):

                                                          March 31, 1998                  December 31, 1997
                                                    ---------------------------       ---------------------------
       Manufacturing and test equipment                      $   9,993                         $   9,721
       Computer and other equipment                              4,426                             4,041
       Furniture and fixtures                                    1,958                             1,950
       Leasehold improvements                                    1,854                             1,784
       Warehouse equipment                                         498                               459
                                                    ---------------------------       ---------------------------
                                                                18,729                            17,955
       Accumulated depreciation                                 (7,963)                           (7,222)
                                                    ---------------------------       ---------------------------
       Total                                                 $  10,766                         $  10,733
                                                    ===========================       ===========================



Note 5 - Line of Credit

         On June 17, 1997 and as further amended in March 1998, the Company entered into an amendment to the Amended and Restated Syndicated Credit Agreement, arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $80 million revolving line of credit to $100 million and extended the maturity date to May 31, 1999. In the second quarter of 1998, the Company expects to extend the maturity date to May 31, 2000. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.40%. At March 31, 1998 Sumitomo Bank's prime rate was 8.50%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at March 31, 1998; however, there can be no assurance that the Company will be in compliance in the future. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information Regarding Forward-Looking Statements

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the timing of delivery of products from suppliers, the product mix sold by the Company, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the lack of profitability of Quadrus in recent periods, potential year 2000 costs, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Market Risk Disclosure

         The Company's line of credit has an interest rate that is based on associated rates that may fluctuate over time based on economic changes in the environment, such as LIBOR and the Prime Rate. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. The Company does not expect any changes in such interest rates to have a material adverse effect on the Company's results from operations.

Three months ended March 31, 1998 compared to three months ended March 31, 1997

         Sales were $129.3 million for the quarter ended March 31, 1998, which represented a decrease of $11.7 million, or 8% compared to the same quarter in 1997. Sales through the Company's contract manufacturing division (Quadrus) decreased by $9.0 million to $12.6 million. Distribution sales decreased by $2.7 million to $116.7 million. The decrease in contract manufacturing sales was primarily due to the termination of a major customer contract in 1997 and delays in development and growth of new business from customers recently engaged. In distribution, semiconductor sales decreased by $8.5 million as a result of industry-wide price pressures, while computer product sales increased by $5.9 million. The increase in computer product sales was due to the expansion of unit sales in existing product lines as a result of increased demand for mass storage.

         The Company's gross profit for the first quarter of 1998 was $13.5 million, a decrease of $2.6 million, or 16% from the first quarter of 1997. Of this total gross profit decrease, $3.3 million was attributable to the Company's contract manufacturing division, which was offset by an increase of $0.7 million in the distribution division. The decrease in the contract manufacturing gross profit was attributable to sales volume, which fell below the level required to absorb increased overhead expenses.

         Selling, general and administrative expenses increased to $11.8 million in the first quarter of 1998 from $11.2 million in the first quarter of 1997, an increase of $0.7 million, or 6%. This increase was attributable to increased personnel in the Company's sales and marketing organization and increased facilities expenses related to the contract manufacturing relocation and expansion of the corporate offices.

         Interest expense was $1.3 million in the first quarter of 1998 as compared to $0.9 million in the same period last year. This increase was primarily due to higher bank borrowings throughout the first quarter of 1998 in relation to the comparable 1997 quarter.

         The effective income tax rate remained the same, 42%, during both periods.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         On June 17, 1997, and as further amended in March 1998, the Company entered into an amendment to the Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $80 million revolving line of credit to $100 million. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.4%. At March 31, 1998, Sumitomo Bank's prime rate was 8.5%. The revolving line of credit has a final payment due date of May 31, 1999, however, in the second quarter of 1998, the Company expects to extend the maturity date to May 31, 2000. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The balance outstanding on the revolving line of credit at March 31, 1998 was $59.6 million. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company was in compliance with its bank covenants at March 31, 1998; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         Net cash provided by operating activities for the three months ended March 31, 1998, was $7.7 million. The Company's accounts payable increased to $55.0 million as of March 31, 1998 from $45.5 million as of December 31, 1997, primarily due to increased inventory purchases as well as timing of inventory receipts and payments related thereto. The Company's net accounts receivable as of March 31, 1998 increased to $80.0 million from $79.4 million as of December 31, 1997. The Company's inventories as of March 31, 1998 increased to $100.8 million from $98.4 million as of December 31, 1997, primarily as a result of the Company's need to support anticipated future sales requirements. Net cash used in financing activities during the three months ended March 31, 1998 totaled $10.4 million, which was primarily related to the repayment of the Company's line of credit. The Company's future cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's capital requirements for the next twelve months. However, the Company may, in the future, seek additional debt or equity financing to fund continued growth.

Item 6.     Exhibits and Reports

            (a)      Exhibits:

                     27. Financial Data Schedule for the quarter ended March 31, 1998.

                     99.1 Sixth Amendment to Second Amended and Restated Credit Agreement.

                  (b)      Reports on Form 8-K:
                           None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 15, 1998


                       BELL MICROPRODUCTS INC.





                       By:      Bruce M. Jaffe
                          ------------------------------------------------------
                          Sr. VP of Finance & Operations,
                          Chief Financial Officer and Secretary
                          (Principal Financial Officer and Accounting Officer)