Form 10-Q
period 1998-06-30
BELL MICROPRODUCTS INC
filed 1998-08-14
CIK 900708

No. pages 13
                                                          index exhibit pg. none
                                                                            ----

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         ( Mark one )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1998
                                            -------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________

         Commission file number       0-21528

                             Bell Microproducts Inc.
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                                             94-3057566
--------------------------------                             --------------
( State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1941 Ringwood Avenue, San Jose, California                    95131-1721
---------------------------------------------------------------------------
(Address of principal executive offices )                     (Zip Code)

(408) 451-9400
---------------------------------------------------------------------------
(Registrant's telephone number, including area code )

      N/A
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X          No        initial report, previously not required to file
         -------         -------

Common Stock, $0.01 Par Value -- Number of Shares Outstanding at June 30, 1998:
-----------------------------    8,778,453

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                                                    Page
PART  I  -  FINANCIAL INFORMATION                                                                  Number

          Item 1:       Financial Statements

                           Condensed Balance Sheets - June 30, 1998 and December 31, 1997
                                                                                                      3
                           Condensed Statements of Income - Three months and six months ended
                           June 30, 1998 and 1997                                                     4

                           Condensed Statements of Cash Flows -  Six months ended June 30,
                           1998 and 1997                                                              5

                           Notes to Condensed Financial Statements                                    6


          Item 2:      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                            7


          Item 3:      Quantitative and Qualitative Disclosure about Market Risk                     10

PART II  -  OTHER INFORMATION


          Item 4.          Submission of Matters to a Vote of Security Holders                       11

          Item 6.          Exhibits and Reports                                                      12

          Signature                                                                                  13

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                                Bell Microproducts Inc.
                                               Condensed Balance Sheets
                                         (in thousands, except per share data)
                                                      (unaudited)

                                                                                           June 30,         December 31,
                                                                                             1998               1997
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                                                  $  3,523           $  6,325
     Accounts receivable, net                                                                92,969             79,389
     Inventories                                                                            100,532             98,379
     Deferred income taxes                                                                    2,582              2,595
     Prepaid expenses                                                                         1,237              1,217
                                                                                           --------           --------
                  Total current assets                                                      200,843            187,905

Property and equipment, net                                                                  11,066             10,733
Goodwill, net                                                                                 6,216              6,372
Other assets                                                                                    402                410
                                                                                           --------           --------
     Total assets                                                                          $218,527           $205,420
                                                                                           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $ 58,264           $ 45,540
     Other accrued liabilities                                                                8,550              6,025
     Current portion of capitalized lease
        obligations                                                                           1,916              1,728
                                                                                           --------           --------
                  Total current liabilities                                                  68,730             53,293

Line of credit                                                                               65,400             70,000
Capitalized lease obligations, less current portion                                           4,252              4,460
                                                                                           --------           --------
     Total liabilities                                                                      138,382            127,753
                                                                                           --------           --------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 8,778 and 8,696 issued and outstanding                                    54,420             53,495
     Retained earnings                                                                       25,725             24,172
                                                                                           --------           --------
         Total shareholders' equity                                                          80,145             77,667
                                                                                           --------           --------

     Total liabilities and shareholders' equity                                            $218,527           $205,420
                                                                                           ========           ========

                 The accompanying notes are an integral part of these condensed financial statements.

                                                Bell Microproducts Inc.
                                            Condensed Statements of Income
                                         (in thousands, except per share data)
                                                      (unaudited)

                                                   Three Months ended June 30,            Six Months ended June 30,
                                                   ----------------------------          ----------------------------
                                                      1998               1997              1998                1997
                                                   ---------          ---------          ---------          ---------

Sales                                              $ 144,718          $ 115,136          $ 273,998          $ 256,104
Cost of sales                                        129,487            101,511            245,265            226,331
                                                   ---------          ---------          ---------          ---------
Gross profit                                          15,231             13,625             28,733             29,773

Selling, general and
   administrative expenses                            11,699              9,569             23,544             20,720
                                                   ---------          ---------          ---------          ---------
Income from operations                                 3,532              4,056              5,189              9,053
Interest expense                                      (1,191)            (1,178)            (2,512)            (2,070)
                                                   ---------          ---------          ---------          ---------
Income before income taxes                             2,341              2,878              2,677              6,983
Provision for income taxes                              (983)            (1,209)            (1,124)            (2,933)
                                                   ---------          ---------          ---------          ---------

Net income                                         $   1,358          $   1,669          $   1,553          $   4,050
                                                   =========          =========          =========          =========

Earnings per share:
     Basic                                         $    0.15          $    0.20          $    0.18          $    0.48
                                                   =========          =========          =========          =========
     Diluted                                       $    0.15          $    0.19          $    0.18          $    0.45
                                                   =========          =========          =========          =========

Shares used in per
share
  calculation:
     Basic                                             8,767              8,539              8,745              8,505
                                                   =========          =========          =========          =========
     Diluted                                           8,855              8,978              8,825              8,957
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

                                                Bell Microproducts Inc.
                                          Condensed Statements of Cash Flows
                                      (Increase/(decrease) in cash, in thousands)
                                                      (unaudited)

                                                                                            Six months ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                              1998             1997
                                                                                            --------         --------
Cash flows from operating activities:
Net income                                                                                  $  1,553         $  4,050
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                        1,666            1,562
          Change in allowance for doubtful accounts                                            1,357             (949)
          Change in deferred income taxes                                                         13             --
          Changes in assets and liabilities:
              Accounts receivable                                                            (14,937)          (3,655)
              Inventories                                                                     (2,153)         (16,132)
              Prepaid expenses                                                                   (20)            (336)
              Other assets                                                                         8              (55)
              Accounts payable                                                                12,724            5,635
              Other accrued liabilities                                                        2,525              534
                                                                                            --------         --------

                Net cash provided by (used in) operating activities                            2,736           (9,346)
                                                                                            --------         --------

Cash flows from investing activities:
Acquisition of property and equipment, net                                                    (1,011)          (2,007)
                                                                                            --------         --------

Cash flows from financing activities:
Net borrowings/(repayments) under line of credit agreement                                    (4,600)           8,100
Proceeds from issuance of Common Stock                                                           925              677
Principal payments on long term liabilities                                                     (852)            (866)
                                                                                            --------         --------
                                                                                                             --------

                Net cash provided by (used in) financing  activities                          (4,527)           7,911
                                                                                            --------         --------

Net decrease in cash                                                                          (2,802)          (3,442)
Cash at beginning of period                                                                    6,325            5,682
                                                                                            --------         --------

Cash at end of period                                                                       $  3,523         $  2,240
                                                                                            ========         ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                                           $  2,514         $  2,051
         Income taxes                                                                       $     36         $  2,083
    Obligations incurred under capital leases                                               $    832         $  1,205

                 The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation:

         The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in fiscal 2000.

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                   Three Months ended June 30,    Six Months ended June 30,
                                                      ---------------------         ---------------------
                                                       1998           1997           1998           1997
                                                      ------         ------         ------         ------

Net income                                            $1,358         $1,669         $1,553         $4,050
                                                      ======         ======         ======         ======
Weighted average common
shares outstanding (Basic)                             8,767          8,539          8,745          8,505

Effect of dilutive warrants
and options                                               88            439             80            452
                                                      ------         ------         ------         ------
Weighted average common
shares outstanding (Diluted)                           8,855          8,978          8,825          8,957
                                                      ======         ======         ======         ======

Earnings per share
Basic                                                 $ 0.15         $ 0.20         $ 0.18         $ 0.48
                                                      ======         ======         ======         ======
Diluted                                               $ 0.15         $ 0.19         $ 0.18         $ 0.45
                                                      ======         ======         ======         ======

         Options to purchase 779,925 shares of common stock at a weighted average price of $9.13 per share were outstanding at June 30, 1998 but were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common stock during the period. At June 30, 1997, there were 72,700 options and warrants outstanding to purchase common stock at a weighted average price of $11.93 per share excluded from the Diluted EPS computation due to their anti-dilution.


Note 3 - Inventories:

         A summary of inventories follows (in thousands):

                                                          June 30, 1998                   December 31, 1997
                                                    ---------------------------       ---------------------------
       Purchased components and materials                    $  89,349                        $   89,733
       Work-in-process                                          11,183                             8,646
                                                    ---------------------------       ---------------------------
       Total                                                 $ 100,532                        $   98,379
                                                    ===========================       ===========================


Note 4 - Property and Equipment:

         A summary of property and equipment follows (in thousands):

                                                           June 30, 1998                  December 31, 1997
                                                    ---------------------------       ---------------------------
       Manufacturing and test equipment                     $   10,910                       $     9,721
       Computer and other equipment                              4,057                             4,041
       Furniture and fixtures                                    2,126                             1,950
       Leasehold improvements                                    2,153                             1,784
       Warehouse equipment                                         552                               459
                                                    ---------------------------       ---------------------------
                                                                19,798                            17,955
       Accumulated depreciation                                 (8,732)                           (7,222)
                                                    ---------------------------       ---------------------------
       Total                                                $   11,066                        $   10,733
                                                    ===========================       ===========================

Note 5 - Line of Credit

         On June 17, 1997, the Company entered into an amendment to the Second Amended and Restated Syndicated Credit Agreement, arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $80 million revolving line of credit to $100 million and in June 1998, the agreement was further amended to extend the maturity date to July 31, 1999. In the third quarter of 1998, the Company expects to extend the maturity date to May 31, 2000. At the Company's option, the borrowings under the line of credit bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.40%. At June 30, 1998 Sumitomo Bank's prime rate was 8.50%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at June 30, 1998; however, there can be no assurance that the Company will be in compliance in the future. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets.

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

Three months ended June 30, 1998 compared to three months ended June 30, 1997

         Sales were $144.7 million for the quarter ended June 30, 1998, which represented an increase of $29.6 million, or 26% compared to the same quarter in 1997. Distribution sales increased $30.2 million, while sales through the Company's contract manufacturing division (Quadrus) decreased $0.6 million. The entire increase in distribution sales was attributable to an increase in sales of computer products. The increase resulted from new product lines which were added to the Company's product offering and the expansion of unit sales in existing product lines due to increased demand for the Company's mass storage products. Semiconductor sales remained relatively unchanged from quarter to quarter. The decrease in contract manufacturing sales in the current quarter compared to the same period last year was primarily due to the termination of a major customer contract and reduced demand from certain other customers. However, compared to the first quarter of 1998, Quadrus' sales increased $7.7 million as a result of development and growth of new business from customers recently engaged.

         The Company's gross profit for the second quarter of 1998 was $15.2 million, an increase of $1.6 million, or 12% from the second quarter of 1997. Of this total gross profit increase, $2.1 million was attributable to the distribution division, which was offset by a decrease of $0.5 million in the Company's contract manufacturing division. As a percentage of sales, gross margin was 10.5% in the second quarter of 1998, compared to 11.8% in the same quarter of 1997. The decrease in total Company gross margin was primarily the result of decreased gross margins in distribution. This decrease was due to an increase in the proportion of computer product sales, which typically have lower margins than semiconductor products.

         Selling, general and administrative expenses increased 22% to $11.7 million in the second quarter of 1998 from $9.6 million in the second quarter of 1997, but decreased as a percentage of sales to 8.1% from 8.3%.

         Interest expense remained unchanged at $1.2 million in the second quarter of 1998 as compared to the same period last year, despite increased average bank borrowings during the quarter. This was attributable to the decreased Libor interest rate provided by the Company's amended credit agreement and an increased proportion of Libor borrowings.

         The effective income tax rate remained the same, 42%, during both periods.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

         Sales were $274.0 million for the six months ended June 30, 1998, which represented an increase of $17.9 million, or 7% over the same period in 1997. This increase was attributable to higher computer product sales within Distribution which resulted from new product lines added to the Company's product offering and the expansion of unit sales in existing product lines as a result of increased demand for mass storage.

         The Company's gross profit for the first six months of 1998 was $28.7 million, a decrease of $1.1 million, or 4% over the first six months of 1997. Of this total gross profit decrease, $3.8 million was attributable to the Company's contract manufacturing division, which was offset by an increase of $2.7 million in the distribution division. The decrease in the contract manufacturing gross profit was attributable to sales volume, which fell below the level required to absorb increased overhead expenses.

         Selling, general and administrative expenses increased 14% to $23.5 million in the first six months of 1998 from $20.7 million in the first six months of 1997. The increase in expenses was attributable to increased sales volume and the Company's continuing effort to expand its sales and marketing organization.

         Interest expense was $2.5 million in the first six months of 1998 as compared to $2.1 million in the same period in 1997. This increase was primarily due to increased average bank borrowings during the period.

         The Company's effective tax rate remained the same, 42%, during both periods.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         On June 17, 1997, and as further amended in June 1998, the Company entered into an amendment to the Second Amended and Restated Syndicated Credit Agreement arranged by Sumitomo Bank of California ("Sumitomo Bank") as Agent. The amendment increased the Company's $80 million revolving line of credit to $100 million. At the Company's option, the borrowings under the line of credit will bear interest at Sumitomo Bank's prime rate or the adjusted LIBOR rate plus 1.4%. At June 30, 1998, Sumitomo Bank's prime rate was 8.5%. The revolving line of credit has a final payment due date of July 1999, however in the third quarter of 1998, the Company expects to extend the maturity date to May 31, 2000. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The balance outstanding on the revolving line of credit at June 30, 1998 was $65.4 million.

The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company was in compliance with its bank covenants at June 30, 1998; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         Net cash provided by operating activities for the six months ended June 30, 1998, was $2.7 million. The Company's net accounts receivable as of June 30, 1998 increased to $92.9 million from $79.4 million as of December 31, 1997 as a result of increased sales at the end of the current quarter. The Company's accounts payable increased to $58.2 million as of June 30, 1998 from $45.5 million as of December 31, 1997, primarily due to increased inventory purchases as well as timing of inventory receipts and payments related thereto. The Company used $1.0 million for the acquisition of property and equipment during the six months ended June 30, 1998. Net cash used in financing activities during the six months ended June 30, 1998 totaled $4.5 million, which was primarily related to the repayment of the Company's line of credit. The Company's future cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's capital requirements for the next twelve months. However, the Company may, in the future, seek additional debt or equity financing to fund continued growth.

RISK FACTORS

         The Company faces certain risk factors as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission and as described below:

Year 2000 Issues

         There is a risk to the Company from unforeseen problems related to the "Year 2000 issue". The "Year 2000" issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. The Company has completed an assessment of its information systems and does not anticipate any significant internal Year 2000 issues from its own information systems, databases or programs. Certain software packages are currently being changed to upgraded versions that are Year 2000 compliant. The costs incurred to date and expected to be incurred in the future are not expected to be material to the Company's financial condition or results of operations. There can be no assurance, however, that there will not be a delay, or increased costs associated with, the implementation of such changes, and such changes could have an adverse effect on the future results of operations.

         The Company could be adversely impacted by Year 2000 issues faced by major suppliers, customers, vendors, and financial organizations with which the Company interacts. The Company is in the process of determining the impact that third parties that are not Year 2000 compliant may have on the operations of the Company. Non-compliance by any of the Company's major suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse effect on the Company's results or operations, liquidity and financial condition. Being that the Company has not completed an assessment of significant third party compliance, contingency plans have not been developed nor has a cost estimate been developed to address any non-compliance. Upon completion of the assessment, a contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and adverse effects on the Company's results of operations. The Company anticipates the development of the contingency plan in the first quarter of 1999.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         Registrant held its Annual Meeting of Shareholders on May 21, 1998.

         At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                                   For               Against          Abstention           Nonvotes
                                             ----------------    ----------------   ----------------    ---------------
                W. Donald Bell                   7,318,519             --                 76,371              --
                Gordon A. Campbell               7,316,769             --                 78,121              --
                Glenn E. Penisten                7,318,969             --                 75,921              --
                Edward L. Gelbach                7,318,969             --                 79,921              --
                James Ousley                     7,314,719             --                 80,171              --

2. Approval of amendments to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares.

                                                   For               Against          Abstention           Nonvotes
                                             ----------------    ----------------   ----------------    ---------------
                                                5,218,031            779,391              11,432           1,386,036

3.       Approval of adoption of the 1998 Stock Plan and the reservation of 500,000 shares for issuance thereunder.

                                                   For               Against          Abstention           Nonvotes
                                             ----------------    ----------------   ----------------    ---------------
                                                5,103,763            890,279              14,812           1,386,036

4. Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year ending
         December 31, 1998.

                                                   For               Against          Abstention           Nonvotes
                                             ----------------    ----------------   ----------------    ---------------
                                                7,359,983             28,850               6,057              --

                                                                              11

Item 6. Exhibits and Reports

       (a) Exhibits:

           27. Financial Data Schedule for the six months ended
               June 30, 1998.

           99. Seventh Amendment to Second Amended and Restated Credit Agreement

       (b) Reports on Form 8-K:
           None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:
      ----------------


                            BELL MICROPRODUCTS INC.





                            By:      Bruce M. Jaffe
                               -----------------------------
                            Sr. Vice President of Finance and Operations,
                            Chief Financial Officer and Secretary
                            (Principal Financial Officer and Accounting Officer)