Form 10-Q
period 1998-09-30
BELL MICROPRODUCTS INC
filed 1998-11-16
CIK 900708

No. pages 13
                                                          index exhibit pg. none


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         (Mark one)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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

                Yes _X_     No ___  initial report, previously not
                                       required to file

Common Stock, $0.01 Par Value -- Number of Shares Outstanding at September 30, 1998: 8,832,665

                             Bell Microproducts Inc.
                               Index to Form 10-Q


                                                                           Page
PART  I  -  FINANCIAL INFORMATION                                         Number
                                                                          ------

        Item 1: Financial Statements

              Condensed Balance Sheets - September 30, 1998 and
                December 31, 1997                                             3
              Condensed Statements of Income - Three months and
                nine months ended September 30, 1998 and 1997                 4

              Condensed Statements of Cash Flows -  Nine months
                ended September 30, 1998 and 1997                             5

              Notes to Condensed Financial Statements                         6


        Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8


        Item 3: Quantitative and Qualitative Disclosure about Market Risk    11


PART II  -  OTHER INFORMATION


        Item 6. Exhibits and Reports                                         12

        Signature                                                            13

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                                       Bell Microproducts Inc.
                                                      Condensed Balance Sheets
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                                                                 September 30,          December 31,
                                                                                                     1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                                                           $  7,725              $  6,325
     Accounts receivable, net                                                                         96,826                79,389
     Inventories                                                                                     113,653                98,379
     Deferred income taxes                                                                             2,582                 2,595
     Prepaid expenses                                                                                  1,406                 1,217
                                                                                                    --------              --------
                  Total current assets                                                               222,192               187,905

Property and equipment, net                                                                           12,229                10,733
Goodwill, net                                                                                          6,468                 6,372
Other assets                                                                                             408                   410
                                                                                                    --------              --------
     Total assets                                                                                   $241,297              $205,420
                                                                                                    ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                               $ 68,323              $ 45,540
     Other accrued liabilities                                                                         8,937                 6,025
     Current portion of capitalized lease
        obligations                                                                                    2,230                 1,728
                                                                                                    --------              --------
                  Total current liabilities                                                           79,490                53,293

Line of credit                                                                                        74,500                70,000
Capitalized lease obligations, less current portion                                                    4,962                 4,460
                                                                                                    --------              --------
     Total liabilities                                                                               158,952               127,753
                                                                                                    --------              --------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 8,833 and 8,696 issued and outstanding                                             54,485                53,495
     Retained earnings                                                                                27,860                24,172
                                                                                                    --------              --------
         Total shareholders' equity                                                                   82,345                77,667
                                                                                                    --------              --------

     Total liabilities and shareholders' equity                                                     $241,297              $205,420
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



                                                       Bell Microproducts Inc.
                                                   Condensed Statements of Income
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                               Three Months ended September 30,      Nine Months ended September 30,
                                                               --------------------------------      -------------------------------
                                                                   1998               1997               1998               1997
                                                                 ---------          ---------          ---------          ---------
Sales                                                            $ 175,741          $ 138,003          $ 449,739          $ 394,107
Cost of sales                                                      158,139            124,375            403,404            350,706
                                                                 ---------          ---------          ---------          ---------
Gross profit                                                        17,602             13,628             46,335             43,401

Selling, general and
   administrative expenses                                          12,403             11,587             35,947             32,307
                                                                 ---------          ---------          ---------          ---------
Income from operations                                               5,199              2,041             10,388             11,094
Interest expense                                                    (1,447)            (1,122)            (3,959)            (3,192)
                                                                 ---------          ---------          ---------          ---------
Income before income taxes                                           3,752                919              6,429              7,902
Provision for income taxes                                          (1,617)              (386)            (2,741)            (3,319)
                                                                 ---------          ---------          ---------          ---------

Net income                                                       $   2,135          $     533          $   3,688          $   4,583
                                                                 =========          =========          =========          =========

Earnings per share:
     Basic                                                       $    0.24          $    0.06          $    0.42          $    0.54
                                                                 =========          =========          =========          =========
     Diluted                                                     $    0.24          $    0.06          $    0.42          $    0.51
                                                                 =========          =========          =========          =========

Shares used in per share calculation:
     Basic                                                           8,831              8,607              8,774              8,539
                                                                 =========          =========          =========          =========
     Diluted                                                         8,874              8,886              8,841              8,933
                                                                 =========          =========          =========          =========

                        The accompanying notes are an integral part of these condensed financial statements.

                                                                                                                                   4

                                                       Bell Microproducts Inc.
                                                 Condensed Statements of Cash Flows
                                             (Increase/(decrease) in cash, in thousands)
                                                             (unaudited)

                                                                                                     Nine months ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1998              1997
                                                                                                         --------          --------
Cash flows from operating activities:
Net income                                                                                               $  3,688          $  4,583
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                                     2,608             2,096
          Change in allowance for doubtful accounts                                                         2,019              (936)
          Change in deferred income taxes                                                                      13              --
          Changes in assets and liabilities:
              Accounts receivable                                                                         (19,456)          (12,986)
              Inventories                                                                                 (15,274)          (18,557)
              Prepaid expenses                                                                               (189)             (655)
              Other assets                                                                                      2               (59)
              Accounts payable                                                                             22,783            14,397
              Other accrued liabilities                                                                     2,912               986
                                                                                                         --------          --------

                Net cash used in operating activities                                                        (894)          (11,131)
                                                                                                         --------          --------

Cash flows from investing activities:
Acquisition of property and equipment, net                                                                 (1,838)           (2,356)
                                                                                                         --------          --------

Cash flows from financing activities:
Net borrowings under line of credit agreement                                                               4,500            16,100
Proceeds from issuance of Common Stock                                                                        990             1,168
Principal payments on long term liabilities                                                                (1,358)           (1,319)
                                                                                                         --------          --------

                Net cash provided by financing  activities                                                  4,132            15,949
                                                                                                         --------          --------

Net increase in cash                                                                                        1,400             2,462
Cash at beginning of period                                                                                 6,325             5,682
                                                                                                         --------          --------

Cash at end of period                                                                                    $  7,725          $  8,144
                                                                                                         ========          ========

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                                                        $  3,946          $  3,178
         Income taxes                                                                                    $  2,118          $  2,678
    Obligations incurred under capital leases                                                            $  2,362          $  1,333

                        The accompanying notes are an integral part of these condensed financial statements.

                                                                                                                                   5

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation:

         The condensed financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for fair presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                          Three Months ended September 30,        Nine Months ended September 30,
                                                          --------------------------------        -------------------------------
                                                               1998             1997                   1998             1997
                                                              ------           ------                 ------           ------
Net income                                                    $2,135           $  533                 $3,688           $4,583
                                                              ======           ======                 ======           ======
Weighted average common shares
     outstanding (Basic)                                       8,831            8,607                  8,774            8,539

Effect of dilutive warrants and options                           43              279                     67              394
                                                              ------           ------                 ------           ------
Weighted average common shares
     outstanding (Diluted)                                     8,874            8,886                  8,841            8,933
                                                              ======           ======                 ======           ======

Earnings per share
Basic                                                         $ 0.24           $ 0.06                 $ 0.42           $ 0.54
                                                              ======           ======                 ======           ======
Diluted                                                       $ 0.24           $ 0.06                 $ 0.42           $ 0.51
                                                              ======           ======                 ======           ======



         Options to purchase 779,100 shares of common stock at a weighted average exercise price of $9.05 per share were outstanding at September 30, 1998 but were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common stock during the period. At September 30, 1997, there were 230,700 options and warrants outstanding to purchase common stock at a weighted average exercise price of $10.79 per share excluded from the Diluted EPS computation due to their anti-dilution.

Note 3 - Inventories:

         A summary of inventories follows (in thousands):

                                                        September 30, 1998                December 31, 1997
                                                    ---------------------------       ---------------------------
     Purchased components and materials                     $   99,680                        $   89,733
     Work-in-process                                            13,973                             8,646
                                                    ---------------------------       ---------------------------
     Total                                                  $  113,653                        $   98,379
                                                    ===========================       ===========================


Note 4 - Property and Equipment:

         A summary of property and equipment follows (in thousands):

                                                        September 30, 1998                December 31, 1997
                                                    ---------------------------       ---------------------------
     Manufacturing and test equipment                       $   12,511                       $     9,721
     Computer and other equipment                                4,308                             4,041
     Furniture and fixtures                                      2,170                             1,950
     Leasehold improvements                                      2,237                             1,784
     Warehouse equipment                                           594                               459
                                                    ---------------------------       ---------------------------
                                                                21,820                            17,955
     Accumulated depreciation                                   (9,591)                           (7,222)
                                                    ---------------------------       ---------------------------
     Total                                                  $   12,229                        $   10,733
                                                    ===========================       ===========================



Note 5 - Line of Credit

         On June 17, 1997, the Company entered into an amendment to the Second Amended and Restated Syndicated Credit Agreement, arranged by California Bank & Trust as Agent, formerly Sumitomo Bank of California. The amendment increased the Company's $80 million revolving line of credit to $100 million and in August 1998, the agreement was further amended to extend the maturity date to May 31,
2000. At the Company's option, the borrowings under the line of credit bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.40%. At September 30, 1998 California Bank & Trust's prime rate was 8.25%. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at September 30, 1998; however, there can be no assurance that the Company will be in compliance in the future. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets.

Note 6 - Acquisitions

         On September 18, 1998 the Company signed a letter of intent to acquire the net assets of the computer products division of Almo Corporation, a privately held company located in Philadelphia. The division is a leading distributor of disk drives, monitors and Trademark(R) computers. The division reported revenues of approximately $146 million in its most recent fiscal year. In October 1998 the Company signed another letter of intent to acquire the assets of Tenex Data, a division of Axidata, Inc. a Toronto-based computer products distributor. The Canadian distributor reported approximately $35 million (USD) in sales in 1997. Both acquisitions are subject to final negotiation of the definitive agreements, satisfactory completion of due diligence, and regulatory approval. The Company is currently negotiating with its banks to increase its existing line of credit to fund the acquisitions and to provide future working capital.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the timing of delivery of products from suppliers, the product mix sold by the Company, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, the expected completion of the proposed acquisitions, availability of products from suppliers, cyclicality in the disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the lack of profitability of Quadrus in recent periods, potential year 2000 costs, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Three months ended September 30, 1998 compared to three months ended September 30, 1997

         Sales were $175.7 million for the quarter ended September 30, 1998, which represented an increase of $37.7 million, or 27% compared to the same quarter in 1997. Distribution sales increased $24.8 million to $148.8 million and sales through the Company's contract manufacturing division (Quadrus) increased

$13.0 million to $26.9 million. The increase in distribution sales was attributable to an increase in sales of computer products which resulted from new product lines added to the Company's product offering and the expansion of unit sales in existing product lines. The increase in contract manufacturing sales was primarily due to the growth of new business from recently engaged customers.

         The Company's gross profit for the third quarter of 1998 was $17.6 million, an increase of $4.0 million, or 29% from the third quarter of 1997. Gross profit increased $2.4 million in the Company's contract manufacturing division and $1.6 million in the distribution division. As a percentage of sales, gross margin was 10.0% in the third quarter of 1998, compared to 9.9% in the same quarter of 1997. Quadrus' gross profits increased as sales volume rose above the level required to absorb overhead expenses.

         Selling, general and administrative expenses increased 7% to $12.4 million in the third quarter of 1998 from $11.6 million in the third quarter of 1997, but decreased as a percentage of sales to 7.1% from 8.4%. The increase in expenses was primarily attributable to increased sales volume and increases to bad debt expenses due to increased sales volumes and changing market condition.

         Interest expense was $1.4 million in the third quarter of 1998 as compared to $1.1 million in the same period in 1997. This increase was primarily due to higher bank borrowings during the quarter.

         The effective income tax rate remained relatively unchanged at 43%, during the third quarter of 1998 as compared to 42% in the same period last year.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

         Sales were $449.7 million for the nine months ended September 30, 1998, an increase of $55.6 million, or 14% over the same period in 1997. Distribution sales increased $52.3 million, or 15% while manufacturing sales rose $3.3 million, or 6% compared to the same period in 1997. This increase was primarily attributable to increased computer product sales within distribution as a result of new product lines added to the Company's product offering and the expansion of unit sales in existing product lines.

         The Company's gross profit for the nine months ended September 30, 1998 was $46.3 million, an increase of $2.9 million, or 7% compared to the same period in 1997. Of this increase, $4.3 million was attributable to the distribution division, which was offset by a decrease of $1.4 million in the Company's contract manufacturing division. The increase in distribution gross profit was attributable to an increase in sales volume of computer products.

         Selling, general and administrative expenses increased 11% to $35.9 million in the first nine months of 1998 from $32.3 million in the first nine months of 1997. The increase in expenses was attributable to increased sales volume and the Company's continuing effort to expand its sales and marketing organization.

         Interest expense was $4.0 million in the first nine months of 1998 as compared to $3.2 million in the same period in 1997. This increase was primarily due to increased average bank borrowings during the period.

         The Company's effective tax rate remained relatively unchanged at 43% for the first nine months of 1998 as compared to 42% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         On June 17, 1997, and as further amended in August 1998, the Company entered into an amendment to the Second Amended and Restated Syndicated Credit Agreement arranged by California Bank & Trust as Agent, formerly Sumitomo Bank of California. The amendment increased the Company's $80 million revolving line of credit to $100 million. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.40%. At September 30, 1998, California Bank & Trust's prime rate was 8.25%. The revolving line of credit has a final payment due date of May 31, 2000. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The balance outstanding on the revolving line of credit at September 30, 1998 was $74.5 million. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company was in compliance with its bank covenants at September 30, 1998; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected.

         At September 30, 1998, the Company had $7.7 million of cash and cash equivalents. Net cash used in operating activities for the nine months ended September 30, 1998 was $0.9 million. The Company's net accounts receivable as of September 30, 1998 increased to $96.8 million from $79.4 million as of December 31, 1997 as a result of increased sales at the end of the current quarter. The Company's inventories as of September 30, 1998 increased to $113.7 million from $98.4 million as of December 31, 1997, primarily as a result of the Company's need to support anticipated future sales requirements. The Company's accounts payable as of September 30, 1998 increased to $68.3 million from $45.5 million as of December 31, 1997, due to increased inventory purchases as well as timing of inventory receipts and payments related thereto. The Company used $1.8 million for the acquisition of property and equipment during the nine months ended September 30, 1998. Net cash provided by financing activities during the nine months ended September 30, 1998 totaled $4.1 million, which was primarily related to borrowings under the Company's line of credit. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company is currently negotiating with its banks to increase its line of credit to meet the Company's short term capital requirements. However, the Company may, in the future, seek additional debt or equity financing to fund continued growth.

Year 2000 Compliance

         The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT) contain imbedded hardware or software that may have a time element.

         The Company's plan to address the Year 2000 issue includes three phases: identification of all systems and equipment, both information technology ("IT") and non-IT that may be affected by the Year

2000 issue; evaluation and development of strategies to address affected systems and equipment; and remediation of affected systems and equipment.

         The Company has identified all affected systems and equipment, both IT and non-IT and has completed its Year 2000 compliance evaluation. The Company has determined that the majority of its affected systems (both software and hardware) require upgrades versus replacements in order to become Year 2000 compliant. Estimated costs to complete the implementation including installation/upgrade, testing and training is approximately $100,000. As of September 30, 1998, the Company has incurred expenses totaling approximately $40,000. The Company expects to be 100% Year 2000 compliant in the first quarter of 1999.

         The Company has identified and contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers and contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. The Company has no contingency plan regarding the most reasonably likely case scenario in the event it does not adequately address the Year 2000 issue. The Company plans to develop a contingency plan before April 1, 1999.

RECENT DEVELOPMENTS

         The Company announced that it signed non-binding letters of intent to acquire certain assets and assume certain liabilities comprising the computer products division of Almo Corporation and the Tenex Data division of Axidata, Inc. of Ontario, Canada. The Company is also negotiating to expand its line of credit with California Bank & Trust to secure financing for these transactions if they are consummated. Both acquisitions are subject to final negotiation of the definitive agreements, satisfactory completion of due diligence, and regulatory approval. If these transactions are consummated, the Company will need to integrate these operations with the other operations of the Company to maintain uniform standards, controls, procedures, and policies. The Company will need to avoid the impairment of relationships with employees, customers, and suppliers that could result from poor integration of the acquired divisions. There can be no assurances in this regard.

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

Item 6.           Exhibits and Reports

                  (a)      Exhibits:

                           27. Financial Data Schedule for the nine months ended
                               September 30, 1998.

                           99. Eighth Amendment to  Second Amended  and Restated
                               Credit Agreement

                  (b)      Reports on Form 8-K:
                           None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 1998
       ---------------------------


                                             BELL MICROPRODUCTS INC.





                                             By: Bruce M. Jaffe
                                                 -------------------------------
                                             Sr. Vice President of Finance and
                                             Operations, Chief Financial Officer
                                             and Secretary (Principal Financial
                                             Officer and Accounting Officer)