Form 10-K
period 1998-12-31
BELL MICROPRODUCTS INC
filed 1999-04-01
CIK 900708

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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
                                Yes    X      No
                                     ----         ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 1999, was approximately $50,506,721 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         The number of shares of Registrant's Common Stock outstanding as of March 15, 1999 was 8,935,339.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1999 are incorporated by reference into Part III of this Form 10-K

         Index of Exhibits appears on Pages 43 and 44.

================================================================================

                                     PART I

ITEM 1:  Business


         Founded in 1987, Bell Microproducts Inc. and its subsidiaries (the "Company") markets and distributes a select group of semiconductor and computer products to original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). Semiconductor products include memory, logic, microprocessor, peripheral and specialty components. Computer products include disk, tape and optical drives and subsystems, drive controllers, monitors, computers and board-level products. The Company also provides a variety of manufacturing and value-added services to its customers, including the manufacturing of board-level and systems products to customer specifications, as well as certain types of components and subsystem testing services, systems integration and disk drive formatting and testing, and the packaging of electronic component kits to customer specifications.


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

Products and Services

   Semiconductor Products

         The Company distributes a broad range of semiconductor, passive and electromechanical products including memory, logic, microprocessor, peripheral and specialty components. The products distributed primarily are advanced integrated circuits, critical to the performance of the customer's products utilizing these components. The Company's customer base for its semiconductor products comprises primarily small and medium-sized OEMs, including manufacturers of computer and office products, industrial equipment (including machine tools, factory automation and robotic equipment), scientific and medical instruments and telecommunications products. The Company's principal suppliers of semiconductor products in 1998 included IBM Microelectronics, Cypress Semiconductor, Fujitsu Microelectronics, NEC Electronics, Sony Electronics, Harris Semiconductor and OKI Semiconductor.

   Computer Products

         While a substantial portion of the Company's sales of computer products in 1998 was attributable to hard disk drives, the Company's computer product sales also included tape drives, optical disk drives, networking products, monitors, computers, motherboards and value-added services and solution products. Based on a comparison of its product lines with product lines offered by other major industrial electronics distributors, the Company believes that its breadth of product offerings for mass storage computer products is among the strongest in the industry. The Company distributes these products primarily to industrial OEMs, hardware integrators, VARs and other resellers.

         Disk, Tape and Optical Drives. The Company sells floppy, hard and optical disk and tape drives to a wide range of customers, including industrial OEMs (some of which produce computer, office, medical and telecommunications products), as well as integrators and manufacturers of computers based on the UNIX, DOS/Windows and Macintosh operating systems and frequently markets subsystems to integrators and VARs. To serve these customers, Bell Microproducts offers a full range of products from the industry leaders in mass storage such as IBM, Maxtor Corporation, Quantum Corporation, Seagate Technology, Sun Microelectronics (a division of Sun Microsystems Inc.), TEAC and Western Digital Corporation.

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

         The capabilities of the Company's manufacturing division, Quadrus, include automated advanced surface mount technology (SMT) and pin-through-hole
(PTH) assembly capabilities, complete with advanced in-circuit and functional test capabilities and ISO 9002 certification. By capitalizing on its strengths as a distributor, including its customer relationships, expertise in materials acquisition and inventory management, coupled with a complete in-house kitting (as defined below) and turnkey manufacturing capability, the Company offers its customers high quality products and service as well as a single source for their product, materials, assembly and test requirements.

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

         Bellstor. The Company offers its own product line of disk and tape subsystems and RAID products to OEMs, VARs, and integrators for application in standard interface computer environments. In 1998, the Company announced the release of a new Bellstor product family, Galaxy and Discovery, meeting the needs of customers from a subsystem to a complete RAID ready (JBOD) storage solution.

         Trademark. With the acquisition of the Computer Products Division of Almo Corporation in November 1998, the Company increased its product offerings to include the manufacture of private-labeled personal computers that are sold to value-add resellers, under the brand name Trademark.

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

         Expand Operating Profit. The Company seeks to maximize its operating profit primarily through two aspects of its sales, marketing and product strategies: (i) increasing distribution of relatively high gross margin products, such as semiconductors and its value added products and capabilities, and (ii) selling high volume products, thereby enhancing productivity and allowing the Company to increase gross profit while controlling operating expenses.


         Provide National Major Market Distribution. The Company focuses its marketing and sales strategy on the largest U.S. markets with the goal of maximizing productivity per sales office. The Company increased its sales locations to 33 in 1998 primarily through the November 1998 acquisitions of the Computer Products Division of Philadelphia-based Almo Corporation and the Tenex Data Division of Axidata, Inc. in Canada. The Company addresses what it believes constitutes many of the largest sectors of the national market for semiconductor and computer products. The Company will continue to evaluate potential expansion into additional markets.


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

Employees

         At December 31, 1998, the Company had a total of 880 employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. Competition for such employees is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain highly qualified personnel could have a material adverse effect on the Company's results of operations.

Risk Factors

Potential Fluctuations in Quarterly Operating Results

         The Company's quarterly operating results have in the past and could in the future fluctuate substantially. The Company's expense levels are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be adversely affected. Factors affecting quarterly operating results include the loss of key suppliers or customers, price competition, problems incurred in managing inventories or receivables, the timing or cancellation of orders from major customers, enforcing cancellation provisions of manufacturing agreements, a change in the product mix sold by the Company, customer demand, availability of products from suppliers, management of growth, the percent of revenue derived from distribution versus contract manufacturing, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the timing or cancellation of purchase orders with or from suppliers, the ability of the Company to integrate recently acquired companies, and the timing of expenditures in anticipation of increased sales and customer product delivery requirements. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have an adverse impact on the Company's profitability. Due in part to supplier rebate programs and increased sales by the Company near the end of each quarter, a significant portion of the Company's gross profit has historically been earned by the Company in the third month of each quarter. Failure to receive products from its suppliers in a timely manner or the discontinuance of rebate programs and marketing development funds could have a material adverse effect on the Company's results of operations in a particular quarter. In various periods in the past, the Company's operating results have been affected by all of these factors. In particular, price fluctuations in the disk drive and semiconductor industries have affected the Company's gross margins in recent periods. In addition, the Company's contract manufacturing division has experienced lower than expected sales which, when combined with the division's relatively fixed overhead, has adversely impacted operating results in recent periods. The Company's cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short-term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth.

Limited History of Profitability in Contract Manufacturing; Dependence on Key Customers

         The Company's contract manufacturing division has been dependent historically on a relatively limited customer base. Any significant rescheduling or cancellation of orders from these customers, or change of financial strength of these customers, or loss of customers altogether could have a material adverse effect on the results of operations of the contract manufacturing division and on the profitability of the Company. The Company's revenues and profitability from its contract manufacturing operations may also depend on the availability of necessary components, from a single source or otherwise, whose lack of availability could delay or curtail production and shipment of assemblies utilizing such components. There can be no assurance that the Company's contract manufacturing division will retain existing major customers, attract new contract manufacturing customers or otherwise increase sales levels to support expanded operations, continue to maintain supply of necessary components, or that it will achieve profitability in future periods. Failure to do so would have an adverse effect on the Company's operating results.

Management of Growth

         The Company's growth in recent years has placed, and continues to place, a strain on the Company's management, financial and operational resources. The Company intends to continue to pursue its growth strategy through increasing sales of existing and new product offerings, increasing geographical sales coverage, and possibly through strategic acquisitions. In 1998, the Company acquired the Computer Products Division of Philadelphia-based Almo Corporation and Toronto-based Tenex Data, a division of Axidata Inc. The integration of the newly acquired companies will involve the assimilation of operations and products, which could divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. The Company's strategy includes consideration of possible additional acquisitions in the future. Such acquisitions entail numerous risks, including an inability to assimilate acquired operations and products diversion of management's attention, difficulties and uncertainties in transitioning the business relationships from the acquired entity to the Company, difficulty in integrating new employees and loss of key employees of acquired companies. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional indebtedness, large one-time expenses, and the creation of goodwill or other intangible assets that could result in significant amortization expense. Continued growth may require additional equipment, increased personnel, expanded information systems and additional financial and administrative control procedures. There can be no assurance that the Company will be able to attract and retain qualified personnel, expand information systems, or further develop accounting and control systems to successfully manage expanding operations, including an increasing number of supplier and customer relationships and geographically dispersed locations. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth or continue its profitable operations.

Dependence on Suppliers

         Two suppliers provided products which represented 43% of the Company's sales in 1998, and 43% in 1997. The Company's distribution agreements with these suppliers are cancelable upon 90 days notice. In the past, distribution arrangements with significant suppliers have been terminated and there can be no assurance that, in the future, one or more of the Company's significant distributor relationships will not be terminated. Two vendors accounted for 49%, 57% and 53% of the Company's distribution inventory purchases during 1998, 1997 and 1996, respectively. One of these vendors has obtained a second priority lien against the Company's inventories to secure payment on the Company's purchase of goods. The loss of any significant supplier or the shortage or loss of any significant product line could materially adversely affect the Company. As the Company enters into distribution arrangements with new suppliers, other competitive suppliers may terminate their distribution arrangements with the Company with minimal notice. To the extent that the Company is unable to enter into or maintain distribution arrangements with leading suppliers of components, the Company's sales and operating results could be materially adversely affected.


Competition


         The distribution industry is highly competitive. In the distribution of semiconductor and computer products, the Company generally competes for both supplier and customer relationships with numerous local, regional and national authorized and unauthorized distributors and for customer relationships with semiconductor and computer product manufacturers, including some of its own suppliers. Many of the Company's distribution competitors are larger, more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition for distribution customers is based on product lines, customer service, product availability, competitive pricing and technical information, as well as value-added services including kitting and turnkey assembly. The Company believes that it competes favorably with respect to these factors. Recently with the increased acceptance of companies transacting business through the Internet, competition in the distribution of semiconductors, computer products and related value-added products is expected to increase. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. Failure to do so would have a material adverse effect on the Company's results of operations.

         Contract manufacturing and other value-added services are highly competitive and are based upon technology, quality, service, price and the ability to deliver finished products on an expeditious and reliable basis. The Company believes it competes favorably with respect to such factors. The Company attempts to focus on markets where it has advantages in flexibility, service and high component content of the total price. In this area, the Company competes with many contract manufacturers and other distributors, as well as with the in-house manufacturing capabilities of its existing and potential customers. Many of the Company's competitors are larger, more established and have greater name recognition and financial and marketing resources than the Company. The Company also faces significant offshore competition in turnkey manufacturing. Although such competitors may offer lower bid prices, the Company believes that offshore manufacturing is often less attractive due to the additional costs and risks associated with utilizing offshore services, such as delays in shipping, long lead times, shipping and insurance costs, inflexibility with respect to production and engineering changes, high cancellation charges, uncertain product quality and difficulty in communication.

         Both distribution and contract manufacturing businesses are highly competitive, and there can be no assurance that the Company will be able to compete successfully with existing or new competitors or continue to operate both businesses. Failure to do so could have a material adverse effect on the Company's operating results.


Risks Associated with Limited Price and Inventory Protection Rights


         The Company's authorized distributor agreements may be canceled by either party on short notice and generally provide for a return of the inventory to the manufacturer upon cancellation. Such agreements also generally provide the Company with limited price protection and inventory protection rights. There can be no assurance that such agreements will not be canceled, or that price protection and inventory rotation policies will provide complete protection or will not be changed in the future. If the Company were to purchase significant amounts of products on terms that do not include effective price protection or inventory rotation rights, the Company would bear the risk of obsolescence and price fluctuation for those products, which could have a material adverse effect on the Company's results of operations.


Dependence on the Personal Computer Industry

         Many of the products the Company sells are used in the manufacture or configuration of personal computers. These products are characterized by rapid technological change, short product life cycles and intense competition and pricing pressures. The personal computer industry has experienced significant unit volume growth over the past several years which has, in turn, increased demand for many of the products distributed by the Company. However, any slowdown in the growth of the personal computer industry, or growth at less than expected rates; or significant reductions in gross margins earned by the Company, could adversely affect the Company's ability to continue its revenue growth and maintain or increase the Company's profitability. In addition, many of the Company's customers in the personal computer industry are subject to the risks of significant shifts in demand and severe price pressures to their customers, which may increase the risk that the

Company may not be able to collect accounts receivable owed by some of its customers. To the extent the Company is unable to collect its accounts receivable, the Company's results of operations would be adversely affected.

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


Year 2000 Compliance


         The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. This could result in system failures causing disruptions in operations, including among other things, interruptions in processing business transactions and other normal business operations. Also, many systems and equipment that are not typically thought of as "computer-related" (referred to as non-IT) contain embedded hardware or software that may have a time element.

         The Company's plan to address the Year 2000 issue includes three phases: identification of all systems and equipment, both information technology ("IT") and non-IT that may be affected by the Year 2000 issue; evaluation and development of strategies to address affected systems and equipment; and remediation of affected systems and equipment.

         The Company has completed the first two phases in that it has identified all affected systems and equipment, both IT and non-IT, and has completed its Year 2000 compliance evaluation. The Company has determined that the majority of its affected systems (both software and hardware) require upgrade versus replacement in order to become Year 2000 compliant. As of December 31, 1998, the Company has incurred expenses totaling approximately $50,000. Estimated costs to complete the implementation including installation/upgrade, testing and training is approximately $100,000. The Company has an objective for its systems and equipment to be Year 2000 compliant in the second quarter of 1999. The Company has extended its estimated completion of remediation from the first quarter of 1999 to the second quarter of 1999 due to the acquisitions of the Computer Products Division of Almo Corporation and Tenex Data Division of Axidata, Inc. in November 1998.

         The Company has identified and contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers and contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. In the event Year 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, we believe that the most likely worst case scenario is a temporary disruption in infrastructure service, particularly power and telecommunications, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in the year 2000. The Company has no contingency plan regarding the most reasonably likely case scenario in the event it does not adequately address the Year 2000 issue. The Company's plans to develop a contingency plan before April 1,1999 have been delayed until the third quarter of 1999 due to the two acquisitions in November 1998.

Foreign Currency

         Substantially all of the Company's revenue and capital expenditure was transacted in US Dollars. Transactions in other currencies and the associated risks of depreciation of value and volatility of cash flows have not been material to date. The Company is likely to be subject to increased foreign currency transactions and associated risks following the acquisition of Toronto-based Tenex Data in November 1998. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.


ITEM 2:  Properties

                                                                                 Square
        Location                     Type                Principal Use            Footage                 Ownership
--------------------------    -------------------    -----------------------     -----------    -------------------------------
San Jose, CA                  Office, warehouse      Headquarters,                   34,000     Leased until July 2000.
                                                     distribution center
                                                     (Bldg. One)

San Jose, CA                  Office                 Headquarters,   (Bldg.          15,657     Leased  until  2002  with five
                                                     Two)                                       one-year options to extend.

San Jose, CA                  Warehouse              Distribution center             37,797     Leased until June 2002.


San Jose, CA                  Office, plant &        Contract Manufacturing         141,520     Leased until February 2006.
                              warehouse

Marlboro, MA                  Office,   plant &      Distribution center,            14,975     Leased until February 2000.
                              warehouse              Manufacturing

Champlin, MN                  Office, plant &        Distribution center,            26,330     Leased until April  2002.
                              warehouse              Manufacturing


Markham, Ontario              Office, warehouse      Distribution center             17,628     Leased  until  March 2004 with
                                                                                                option to extend five years.

Philadelphia, PA              Office, warehouse      Distribution center             24,500     Leased until December 2006.

         The Company also leases sales and/or warehouse locations in Phoenix, Arizona; Agoura Hills, Irvine and San Diego, California; Denver, Colorado; Altamonte Springs, Bonita Springs and Deerfield Beach, Florida; Marietta,
Georgia; Chicago, Illinois; Columbia and Hanover, Maryland; Woburn, Massachusetts; Eden Prairie, Minnesota; Clifton, North Plainfield and Pine Brook, New Jersey; Smithtown, New York; Beaverton, Oregon; Strongsville, Ohio; Needmore, Pennsylvania; Austin, Houston and Richardson, Texas; Centerville, Utah; Herndon, Virginia; Bellevue, Washington; Vancouver, British Columbia; and Montreal, Quebec.

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

                                                           High           Low
                                                        ---------      ---------
Fiscal 1997
    First quarter.................................         $13.88        $ 8.63
    Second quarter ...............................          13.00          9.63
    Third quarter ................................          11.75          8.13
    Fourth quarter ...............................          12.00          6.75
Fiscal 1998
    First quarter.................................         $ 8.75     $    7.06
    Second quarter................................           8.75          6.63
    Third quarter.................................           9.25          5.25
    Fourth quarter ...............................          11.00          5.25
Fiscal 1999
    First quarter (through March 15, 1999)........        $ 10.44        $ 6.31


         On March 15, 1999, the last sale price of the Common Stock as reported by Nasdaq was $6.38 per share.

         As of March 15, 1999, there were approximately 267 holders of record of the Common Stock (not including shares held in street name).

         To date, the Company has paid no cash dividends to its shareholders. The Company has no plans to pay cash dividends in the near future. The Company's line of credit agreement prohibits the Company's payment of dividends or other distributions on any of its shares except dividends payable in the Company's capital stock.

ITEM 6:  Selected Financial Data


         The selected financial data of the Company set forth below should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Managements's Discussion and Analysis included elsewhere herein.


(in thousands, except earnings per share data)


Statement of Income Data:                                  1998(1)           1997           1996           1995           1994(2)
                                                          --------          --------       --------       --------       --------
Net sales .........................................       $661,428          $533,736       $483,316       $346,291       $250,753
Cost of sales .....................................        595,504           476,648        425,258        305,696        217,277
                                                          --------          --------       --------       --------       --------
Gross profit ......................................         65,924            57,088         58,058         40,595         33,476
Marketing, general and
  administrative expenses .........................         49,738            44,430         41,008         30,352         23,258
                                                          --------          --------       --------       --------       --------
  Income from operations ..........................         16,186            12,658         17,050         10,243         10,218
Interest expense ..................................          5,711             4,574          3,495          3,473          1,691
                                                          --------          --------       --------       --------       --------
  Income before income taxes ......................         10,475             8,084         13,555          6,770          8,527
Provision for income taxes ........................          4,400             3,395          5,693          2,768          3,471
                                                          --------          --------       --------       --------       --------
Net income ........................................       $  6,075          $  4,689       $  7,862       $  4,002       $  5,056
                                                          ========          ========       ========       ========       ========
Earnings per share (3)
   Basic ..........................................       $    .69          $    .55       $    .94       $    .49       $    .91
                                                          ========          ========       ========       ========       ========
   Diluted ........................................       $    .68          $    .53       $    .92       $    .48       $    .86
                                                          ========          ========       ========       ========       ========
Shares used in per share calculation (3)
   Basic ..........................................          8,792             8,562          8,359          8,173          5,571
                                                          ========          ========       ========       ========       ========
   Diluted ........................................          8,881             8,906          8,511          8,350          5,878
                                                          ========          ========       ========       ========       ========

                                                                                       As of December 31,
                                                          -------------------------------------------------------------------------
Balance Sheet Data:                                        1998(1)           1997           1996           1995           1994(2)
                                                          --------          --------       --------       --------       --------

Working capital ...................................       $167,109          $134,612       $105,958       $106,914       $ 52,230
Total assets ......................................        285,580           205,420        175,680        157,277        122,502
Total long-term debt ..............................        106,963            74,460         50,885         59,453          6,059
Total shareholders' equity ........................         86,476            77,667         71,127         62,462         56,465

------------------------------
(1)  1998 Statement of Income Data and Balance Sheet Data include the results from the purchases of the Computer  Products  Division of Almo Corporation on November 13, 1998 and Tenex Data Division of Axidata Inc. on November 19, 1998. Statement of Income Data
     includes the result of  operations  of these  divisions  from their date of  acquisition.  See Note 3 of Notes to  Consolidated
     Financial Statements.

(2)  1994 Statement of Income Data and Balance Sheet Data include the results from the purchase of Vantage  Components,  Inc. on May
     26, 1994.

(3)  All per share amounts have been restated in accordance with Statement of Financial  Accounting  Standards No. 128 "Earnings Per
     Share". See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


         For an understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and the other information appearing elsewhere in this report.

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


RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales were $661.4 million for the year ended December 31,1998, which represented an increase of $127.7 million or 24% over 1997. Distribution sales increased by $114.8 million, and sales through the Company's contract manufacturing division, Quadrus, increased by approximately $12.9 million. In distribution, computer products sales increased from 1997 primarily due to the growth of unit sales in existing product lines, the addition of new lines and expansion of the customer base related to the acquisitions of the Computer Products Division of Almo Corporation ("Almo CPD") and Tenex Data Division of Axidata, Inc. ("Tenex Data") in November 1998. Almo CPD and Tenex Data contributed net sales of $16.3 million and $8.3 million respectively in the year ended December 31, 1998. The contribution to net income was not material. Semiconductor sales decreased from 1997 primarily due to industry-wide price declines. Quadrus' sales increased as a result of increased sales to new and existing customers.

         The Company's gross profit for 1998 was $65.9 million, an increase of $8.8 million, or 15% over 1997. The gross profit in distribution increased $9.6 million primarily due to increased sales volume. This increase was offset by a gross profit decrease of $0.8 million in manufacturing as a result of increased overhead costs, a change in customer mix and increased inventory reserves from 1997 to 1998. As a percentage of sales, overall gross margins were 10.0% in 1998 as compared to 10.7% in 1997. The decrease was due to the increase in the proportion of computer product sales, which typically have lower gross margins than semiconductors.


         Marketing, general and administrative expenses increased 12% to $49.7 million in 1998 from $44.4 million in 1997, but decreased as a percentage of sales to 7.5% from 8.3%. The increase in expenses was attributable to increased sales volume, the acquisitions of Almo CPD and Tenex Data and the Company's continuing effort to expand its sales and marketing organization. The Company also increased its bad debt expenses due to increased sales volumes and changing market conditions.


         Interest expense increased in 1998 to $5.7 million from $4.6 million in 1997. The increase in interest expense was due to increased bank borrowings during 1998 to fund the Company's working capital needs and the acquisitions of Almo CPD and Tenex Data.

         The Company's effective income tax rate remained unchanged at 42% in 1998.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales were $533.7 million for the year ended December 31, 1997, which represented an increase of $50.4 million or 10% over 1996. Distribution sales increased by $69.3 million, while sales through Quadrus decreased by approximately $18.9 million from 1996. Substantially the entire increase in distribution sales was attributable to computer products with the expansion of unit sales in existing product lines due to increased demand for mass storage products. Semiconductor sales decreased slightly in 1997 from 1996 primarily due to industry-wide price declines in memory products. The decrease in manufacturing sales in 1997 was primarily due to unfavorable timing between new business engagements and the termination of a major customer contract.

         The Company's gross profit for 1997 was $57.1 million, a decrease of $1.0 million or 2% from 1996. Of this total gross profit decrease, $9.0 million was attributable to the Company's contract manufacturing division, which was offset by an increase of approximately $8.0 million in the distribution division. As a percentage of sales, gross margin was 10.7% in 1997 as compared to 12.0% in 1996. The decrease in total Company gross margin was primarily the result of decreased gross margins in the contract manufacturing division to 3.9% in 1997, as compared to 12.9% in 1996. This decline in gross margin in the contract manufacturing division was primarily due to sales volume, which fell below the level required to absorb increased overhead expenses. In the distribution division, the gross margin in 1997 remained flat at 11.8%.

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

         On November 12, 1998 the Company entered into a Third Amended and Restated Syndicated Credit Agreement arranged by California Bank & Trust, as Agent, formerly Sumitomo Bank of California. The amendment increased the Company's $100 million revolving line of credit to $130 million and extended the maturity date to May 31, 2000. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.85%. At December 31, 1998, the prime interest rate was 7.75%. The balance outstanding on the revolving line of credit at December 31, 1998 was $102.4 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at December 31, 1998; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         On November 13, 1998, the Company acquired the Computer Products Division of Almo Corporation for a total consideration of approximately $21.7 million. On November 19, 1998, the Company acquired Tenex Data, a division of Axidata, Inc. for a total consideration of approximately $5.8 million. Both acquisitions were financed with cash and funded through the Company's revolving line of credit.

         The Company's accounts receivable and inventories as of December 31, 1998 increased to $120.2 million and $129.4 million at December 31, 1998 respectively, from $79.4 million and $98.4 million, respectively, as of December 31, 1997. Days sales outstanding were at 51 days and inventory turns were 6.0 times per year. These increases were primarily the result of the Company's increased sales volume and the purchase of accounts receivable and inventory through the Company's two acquisitions in November 1998. The Company's accounts payable increased to $81.5 million in 1998 from $45.5 million in 1997 due to increased inventory purchases and the addition of accounts payable through the Company's two acquisitions in November 1998.

         The net amount of cash provided by financing activities in 1998 was $32.1 million, principally from utilization of the Company's revolving line of credit with its banks. The net amount of cash used in operating activities was $5.5 million in 1998. The net amount of cash used in investing activities in 1998 was $28.9 million, for the acquisition of property and equipment and the acquisitions of businesses.


Year 2000 Compliance

         The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. This could result in system failures causing disruptions in operations, including among other things, interruptions in processing business transactions and other normal business operations. Also, many systems and equipment that are not typically thought of as "computer-related" (referred to as non-IT) contain embedded hardware or software that may have a time element.

         The Company's plan to address the Year 2000 issue includes three phases: identification of all systems and equipment, both information technology ("IT") and non-IT that may be affected by the Year 2000 issue; evaluation and development of strategies to address affected systems and equipment; and remediation of affected systems and equipment.


         The Company has completed the first two phases in that it has identified all affected systems and equipment, both IT and non-IT, and has completed its Year 2000 compliance evaluation. The Company has determined that the majority of its affected systems (both software and hardware) require upgrade versus replacement in order to become Year 2000 compliant. As of December 31, 1998, the Company has incurred expenses totaling approximately $50,000. Estimated costs to complete the implementation including installation/upgrade, testing and training is approximately $100,000. The Company has an objective for its systems and equipment to be Year 2000 compliant in the second quarter of 1999. The Company has extended its estimated completion of remediation from the first quarter of 1999 to the second quarter of 1999 due to the acquisitions of Almo CPD and Tenex Data in November 1998.


         The Company has identified and contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers and contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. In the event Year 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, we believe that the most likely worst case scenario is a temporary disruption in infrastructure service, particularly power and telecommunications, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in the year 2000. The Company has no contingency plan regarding the most reasonably likely case scenario in the event it does not adequately address the Year 2000 issue. The Company's plans to develop a contingency plan before April 1, 1999 have been delayed until the third quarter of 1999 due to the two acquisitions in November 1998.

ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk

         The Company's line of credit has an interest rate that is based on associated rates such as LIBOR and the Prime Rate that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An effective increase or decrease of 10% in such interest rate percentages would not have a material adverse effect on the Company's results from operations. The potential change noted above is based on sensitivity analysis performed by the Company as of December 31, 1998.

         Substantially all of the Company's revenue and capital expenditure are transacted in US Dollars. Transactions in other currencies and the associated risks of depreciation of value and volatility of cashflows have not been material to date. The Company is likely to be subject to increased foreign currency transactions and associated risks following the acquisition of Toronto-based Tenex Data in November 1998. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

ITEM 8:  Financial Statements and Supplementary Data

         The  financial   statements,   together  with  the  report  thereon  of
PricewaterhouseCoopers LLP, independent accountants, are included in Item 14 hereof.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10:   Directors and Executive Officers of the Registrant


         (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 "Election of
                  Directors." This portion of the Proxy Statement is incorporated herein by reference.

         (b)      Executive Officers Of The Registrant

                  The following table and descriptions identify and set forth information regarding the Company's six executive officers:

                                    Name                   Age                           Position
                                    ----                   ---                           --------
                  W. Donald Bell....................       61    President, Chief Executive Officer and
                                                                 Chairman of the Board

                  Remo E. Canessa...................       41    Vice President of Finance and Chief Financial Officer

                  Brian J. Clark....................       45    Senior Vice President of Industrial Sales

                  Bruce M. Jaffe....................       55    Senior Vice President of Finance & Operations and
                                                                 Secretary

                  Ronald H. Mabry...................       51    Senior Vice President of Semiconductor Marketing

                  Philip M. Roussey.................       56    Senior Vice President of Computer Products Marketing

                  Robert J. Sturgeon................       45    Vice President of Operations

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

                           Remo E.  Canessa has been Vice  President  of Finance
                  and Chief Financial Officer since November of 1998. Mr. Canessa was formerly Vice President of Finance and Chief Financial Officer of Infoseek Corporation. From 1993 to 1998 he was a part of Bell Microproducts' management team, serving first as Corporate Controller, then as Vice President of Finance and as its Acting Chief Financial Officer. He has held senior management positions at Ampex Corporation, Raster Graphics Inc. and Geoworks Corporation.

                           Brian J.  Clark has been  Senior  Vice  President  of
                  Industrial Sales since September of 1997. Mr. Clark has over twenty-three years in the electronic business. Mr. Clark was formerly the Vice President of the Northern California Region of Arrow Electronics and prior to Arrow he held senior management positions at Kierulff and Wyle Electronics.

                           Bruce M.  Jaffe has been  Senior  Vice  President  of
                  Finance and Operations since July 1997. Mr. Jaffe has over thirty years of experience in the electronics industry. Mr. Jaffe was President of Bell Industries, a distributor of electronic components, and also served as that Company's Executive Vice President and Chief Financial Officer for more than 5 years.

                           Ronald H. Mabry has been  Senior  Vice  President  of
                  Semiconductor Marketing since October 1996. Mr. Mabry has over thirty years experience in the electronics distribution industry. Before joining Bell Microproducts, Mr. Mabry was Chief Executive Officer and Chairman of the Board of Western Micro Technology, and prior to that time, he held various senior management positions at Avnet, Inc.

                           Philip M.  Roussey has been Senior Vice  President of
                  Computer Products Marketing since March 1993. Prior to that time, he was the Company's Vice President of Marketing since its inception in 1987. Prior to joining the Company, Mr. Roussey was Corporate Vice President of Marketing of Kierulff Electronics during 1987, and from 1982 to 1986, Mr. Roussey held the position of Vice President of Computer Products at Kierulff Electronics.

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


                                     PART IV

ITEM 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)      The following documents are filed as part of this Form 10-K:

         (1)      Consolidated Financial Statements                                        Form 10-K

                                                                                          Page Number
                                                                                          -----------

                  Report of Independent Accountants                                           F-1


                  Consolidated Balance Sheets at December 31, 1998
                    and 1997                                                                  F-2


                  Consolidated Statements of Income for the years
                    ended December 31, 1998, 1997 and 1996                                    F-3


                  Consolidated Statements of Shareholders' Equity for the years
                    ended December 31, 1998, 1997 and 1996                                    F-4

                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1998, 1997 and 1996                                          F-5


                  Notes to Consolidated Financial Statements                                  F-6

         (2)      Consolidated Financial Statement Schedule


                  II  -  Valuation and Qualifying Accounts and Reserves                       S-1


         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.


(3)      Exhibits

         Number    Description of Document
         ------    -----------------------

         3.1      Amended and Restated Articles of Incorporation of Registrant (2)

         3.2      Amended and Restated Bylaws of Registrant (3)

         4.1      Specimen Common Stock Certificate of the Registrant (3)

         4.2      Amended and Restated  Registration  Rights Agreement dated June 11, 1992 between  Registrant and certain investors named therein, as amended (1)

         4.3      Warrant issued to Almo Corporation (7)

         10.1     1998 Stock Plan (9)

         10.2     The form of Option Agreement used under the 1998 Stock Plan (9)

         10.3     Employee Stock Purchase Plan, as amended through May 21, 1998 (9)

         10.4     The form of Option Agreement used under the Employee Stock Purchase Plan (4)

         10.5     Registrant's 401(k) Plan (3)

         10.6     Lease dated March 17, 1992 for Registrant's  facilities at 1941 Ringwood Avenue,  Suite 100, San Jose,  California
                  (3)

         10.7     Lease dated April 15, 1993 for Registrant's facilities at 2350 Lundy Place, San Jose, California (1)

         10.8     Standard Distributor Agreement dated June 1, 1990 by and between Quantum Corporation and Registrant (3)

         10.9     Form of Indemnification Agreement (3)

         10.10    IBM Authorized Distributor Agreement dated May 17, 1993 between IBM Corporation and Registrant (3)

         10.11    Sublease dated November 12, 1996 for the Registrant's facilities at 2020 South Tenth Street, San Jose, California, and related exhibits (8)

         10.12*   Employment  Agreement  dated as of December 10, 1996 between the Registrant  and W. Donald Bell, the  Registrant's
                  Chief Executive Officer (8)

         10.13    Form of  Management  Retention  Agreement  between the  Registrant  and the  following  executive  officers of the
                  Registrant: W. Donald Bell, Bruce M. Jaffe, Ronald H. Mabry, Philip M. Roussey and Robert J. Sturgeon (8)

         10.14    Third Amendment and Restated Credit Agreement dated as of November 12, 1998 by and among the Registrant, the Banks named therein and California Bank & Trust, as Agent for the Banks (7)


         10.15    Asset  Purchase  Agreement  dated as of  November  5, 1998 by and  between the  Company,  Almo  Corporation,  Almo
                  Distributing  Pennsylvania,  Inc., Almo  Distributing  Maryland,  Inc., Almo  Distributing  Minnesota,  Inc., Almo
                  Distributing Wisconson, Inc. and Almo Distributing, Inc.

         21.1     Subsidiaries of the Registrant

         23.1     Consent of PricewaterhouseCoopers LLP, independent accountants

         24.1     Power of Attorney (contained on page 21)

--------------------
         *    Confidential treatment has been granted for portions of this document.

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

         (4)      Incorporated  by reference to exhibit  filed with the  Registrant's  Registration  Statement on Form S-8 (File No.
                  33-83398) filed on August 29, 1994.

         (5)      Incorporated  by reference to exhibit  filed with the  Registrant's  Registration  Statement on Form S-8 (File No.
                  333-10837) filed on August 26, 1996.

         (6)      Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended June 30,
                  1996.

         (7)      Incorporated by reference to exhibit filed with the Registrant's  Report on Form 8-K (File No. 000-21528) filed on
                  December 4, 1998.

         (8)      Incorporated  by reference to exhibit  filed with the  Registrant's  Report on Form 10-K for the fiscal year ended
                  December 31, 1996 filed on March 31, 1997.

         (9)      Incorporated by reference to exhibit filed with the Registrant's  Report on Form S-8 (File No. 333-58053) filed on
                  June 30, 1998.



(b)      Reports on Form 8-K. None filed.

(c)      Exhibits. See Item 14(a) above.

(d)      Financial Statements Schedules.  See Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                 BELL MICROPRODUCTS INC.


                        By:    /s/ Remo E. Canessa
                            ----------------------------------------------------
                            Remo E. Canessa
                            Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                                     Title                                      Date
-------------------------------     -----------------------------------------------------        ----------------


    /s/ W. Donald Bell              Chairman of the Board, President and Chief Executive         March 31, 1999
-------------------------------     Officer (Principal Executive Officer)
(W. Donald Bell)


    /s/ Remo E. Canessa             Vice President of Finance and Chief Financial Officer        March 31, 1999
-------------------------------     (Principal Financial and Accounting Officer)
(Remo E. Canessa)


   /s/ Gordon A. Campbell           Director                                                     March 31, 1999
-------------------------------
(Gordon A. Campbell)


   /s/ Eugene Chaiken               Director                                                     March 31, 1999
-------------------------------
(Eugene Chaiken)


   /s/ Edward L. Gelbach            Director                                                     March 31, 1999
-------------------------------
(Edward L. Gelbach)


   /s/ James E. Ousley              Director                                                     March 31, 1999
-------------------------------
(James E. Ousley)


  /s/ Glenn E. Penisten             Director                                                     March 31, 1999
-------------------------------
 (Glenn E. Penisten)


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Bell Microproducts Inc.

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 19 present fairly, in all material respects, the financial position of Bell Microproducts Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
San Jose, California
February 18, 1999


                                                BELL MICROPRODUCTS INC.
                                              CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except per share data)


                                                                                                               December 31,
                                                                                                        ----------------------------
                                                                                                         1998                 1997
                                                                                                        --------            --------
ASSETS
Current assets:
     Cash                                                                                               $  4,082            $  6,235
     Accounts receivable, net of allowance for doubtful accounts of
         $3,486 and $1,331                                                                               120,227              79,389
     Inventories                                                                                         129,389              98,379
     Deferred income taxes, net                                                                            4,072               2,595
     Prepaid expenses                                                                                      1,730               1,217
                                                                                                        --------            --------
              Total current assets                                                                       259,500             187,905


Property and equipment, net                                                                               12,766              10,733
Goodwill, net of accumulated amortization of $1,518 and $1,112                                            12,362               6,372
Other assets                                                                                                 952                 410
                                                                                                        --------            --------
     Total assets                                                                                       $285,580            $205,420
                                                                                                        ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                                                   $ 81,480            $ 45,540
     Other accrued liabilities                                                                             8,429               6,025
     Current portion of capitalized lease obligations                                                      2,232               1,728
                                                                                                        --------            --------
              Total current liabilities                                                                   92,141              53,293

Borrowings under the line of credit                                                                      102,400              70,000
Capitalized lease obligations, less current portion                                                        4,563               4,460
                                                                                                        --------            --------
     Total liabilities                                                                                   199,104             127,753
                                                                                                        --------            --------

Commitments and contingencies (Note 8)
Shareholders' equity:
     Preferred Stock, $0.01 par value, 10,000 shares authorized;
         none issued and outstanding                                                                        --                  --
     Common Stock, $0.01 par value, 20,000 shares authorized;
         8,914 and 8,696 shares issued and outstanding                                                    56,181              53,495
Comprehensive income:
     Retained earnings                                                                                    30,247              24,172
     Cumulative translation adjustment                                                                        48                --
                                                                                                        --------            --------
              Total shareholders' equity                                                                  86,476              77,667
                                                                                                        --------            --------
     Total liabilities and shareholders' equity                                                         $285,580            $205,420
                                                                                                        ========            ========



                       The accompanying notes are an integral part of these consolidated financial statements.



                                                BELL MICROPRODUCTS INC.
                                           CONSOLIDATED STATEMENTS OF INCOME

                                         (in thousands, except per share data)



                                                                                                 Year Ended December 31,
                                                                                   ------------------------------------------------
                                                                                      1998                1997                1996
                                                                                    --------            --------            --------
Net sales                                                                           $661,428            $533,736            $483,316
Cost of sales                                                                        595,504             476,648             425,258
                                                                                    --------            --------            --------
Gross profit                                                                          65,924              57,088              58,058
Marketing, general and administrative expenses                                        49,738              44,430              41,008
                                                                                    --------            --------            --------
Income from operations                                                                16,186              12,658              17,050

Interest expense                                                                       5,711               4,574               3,495
                                                                                    --------            --------            --------
Income before income taxes                                                            10,475               8,084              13,555
Provision for income taxes                                                             4,400               3,395               5,693
                                                                                    --------            --------            --------
Net income                                                                             6,075               4,689               7,862
                                                                                    --------            --------            --------
Other comprehensive income, net of tax:
     Foreign currency translation adjustments                                             48                --                  --
                                                                                    --------            --------            --------
Comprehensive income                                                                $  6,123            $  4,689            $  7,862
                                                                                    ========            ========            ========

Earnings per share (Note 2)
     Basic                                                                          $   0.69            $   0.55            $   0.94
                                                                                    ========            ========            ========
     Diluted                                                                        $   0.68            $   0.53            $   0.92
                                                                                    ========            ========            ========
Shares used in per share calculation (Note 2)
     Basic                                                                             8,792               8,562               8,359
                                                                                    ========            ========            ========
     Diluted                                                                           8,881               8,906               8,511
                                                                                    ========            ========            ========




                       The accompanying notes are an integral part of these consolidated financial statements.


                                                       BELL MICROPRODUCTS INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           (in thousands)



                                                                                                           Accumulated
                                                                        Common Stock                          Other
                                                                 ----------------------        Retained    Comprehensive
                                                                  Shares        Amount         Earnings       Income          Total
                                                                 -------        -------        -------        -------        -------
Balance at December 31, 1995                                       8,323        $50,841        $11,621        $  --          $62,462

Exercise of stock options, including
    related tax benefit of $159                                       26            202           --             --              202
Issuance of Common Stock under
    Stock Purchase Plan                                               96            601           --             --              601
Net income                                                          --             --            7,862           --            7,862
                                                                 -------        -------        -------        -------        -------
Balance at December 31, 1996                                       8,445         51,644         19,483           --           71,127

Exercise of stock options, including
    related tax benefit of $225                                      147          1,117           --             --            1,117
Issuance of Common Stock under
    Stock Purchase Plan                                              104            734           --             --              734
Net income                                                          --             --            4,689           --            4,689
                                                                 -------        -------        -------        -------        -------
Balance at December 31, 1997                                       8,696         53,495         24,172           --           77,667

Comprehensive income:
Net income                                                          --             --            6,075           --            6,075
Foreign currency translation                                        --             --             --               48             48
                                                                 -------        -------        -------        -------        -------
Total comprehensive income                                          --             --            6,075             48          6,123

Exercise of stock options, including
    related tax benefit of $86                                       111            943           --             --              943
Issuance of Common Stock under

    Stock Purchase Plan                                              107            700           --             --              700
Issuance of stock warrant (Note 3)                                  --            1,043           --             --            1,043
                                                                 -------        -------        -------        -------        -------
Balance at December 31, 1998                                       8,914        $56,181        $30,247        $    48        $86,476
                                                                 =======        =======        =======        =======        =======


                       The accompanying notes are an integral part of these consolidated financial statements.



                                                       BELL MICROPRODUCTS INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Increase (decrease) in cash, in thousands)

                                                                                                 Year Ended December 31,
                                                                                       ---------------------------------------------
                                                                                         1998              1997              1996
                                                                                       --------          --------          --------
Cash flows from operating activities:
      Net income                                                                       $  6,075          $  4,689          $  7,862
      Adjustments to reconcile net income to
          net cash (used in)/provided by operating activities:
      Depreciation and amortization                                                       3,764             2,917             2,569
      Change in allowance for doubtful accounts                                           2,105            (2,897)              928
      Change in deferred and refundable income taxes                                     (1,477)            1,119              (296)
      Changes in assets and liabilities:
         Accounts receivable                                                            (22,053)           (5,806)           (6,348)
         Inventories                                                                    (22,282)          (19,720)           (8,397)
         Prepaid expenses                                                                  (513)             (332)              (44)
         Other assets                                                                      (542)              (47)             (210)
         Accounts payable                                                                28,160              (185)           14,129
         Other accrued liabilities                                                        1,289              (246)            3,566
                                                                                       --------          --------          --------
Net cash (used in)/provided by operating activities                                      (5,474)          (20,508)           13,759
                                                                                       --------          --------          --------
Cash flows from investing activities:

      Acquisition of property and equipment, net                                         (2,178)           (2,998)           (1,120)
      Acquisitions of businesses (Note 3)                                               (26,770)             --                --
                                                                                       --------          --------          --------

Net cash used in investing activities                                                   (28,948)           (2,998)           (1,120)


Cash flows from financing activities:
      Net borrowings/(repayments) under line of credit agreement                         32,400            24,100            (8,600)
      Net repayments on current portion of long-term liabilities                           --                (294)             --
      Proceeds from issuance of Common Stock                                              1,643             1,851               803
      Principal payments on long-term liabilities                                        (1,912)           (1,508)           (1,649)
                                                                                       --------          --------          --------
Net cash provided by (used in) financing activities                                      32,131            24,149            (9,446)
Effect of exchange rate changes on cash                                                      48              --                --
                                                                                       --------          --------          --------
Net (decrease)/increase in cash                                                          (2,243)              643             3,193

Cash at beginning of period                                                               6,325             5,682             2,489
                                                                                       --------          --------          --------
Cash at end of period                                                                  $  4,082          $  6,325          $  5,682
                                                                                       ========          ========          ========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
         Interest                                                                      $  5,555          $  4,641          $  3,355
         Income taxes                                                                  $  4,592          $  2,695          $  5,744
Supplemental non-cash financing activities:
      Obligations incurred under capital leases                                        $  2,519          $  1,333          $  2,292
      Stock warrant issued (Note 3)                                                    $  1,043             --                --


                       The accompanying notes are an integral part of these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:


         The Company operates in two industry segments: as a distributor of semiconductor and computer products to original equipment manufacturers (OEMs), value-added resellers (VARs) and dealers in the United States and Canada, and as a contract manufacturer. Semiconductor products include memory, logic, microprocessor, peripheral and specialty components. Computer products include disk, tape and optical drives and subsystems, drive controllers, computers and board-level products. The Company also provides a variety of manufacturing and value-added services to its customers, including the manufacturing of board-level and systems products to customer specifications, as well as certain types of components and subsystem testing services, systems integration and disk drive formatting and testing, and the packaging of electronic component kits to customer specifications.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Principles of Consolidation and Basis of Preparation

         The consolidated financial statements include the accounts of the Company and its majority controlled and owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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


Revenue Recognition

         Revenues are recognized when products are shipped. Provisions for estimated losses on returns and for expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations.


Concentration of Credit and Other Risks

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated collection losses. No customer accounts for more than 10% of sales in any of the three years ended December 31, 1998, 1997 and 1996, or accounts receivable at December 31, 1998 and 1997.

         Two vendors accounted for 49%, 57% and 53% of the Company's distribution inventory purchases during 1998, 1997 and 1996, respectively. One such vendor has obtained a second priority lien against the Company's inventories to secure payment on the Company's purchase of goods.


Inventories

         Distribution inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Market is based on estimated net realizable value.

         Manufacturing inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method based upon the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the lease term.


Goodwill

         Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. The excess of the purchase price over the fair value of the assets acquired is recorded as goodwill and amortized on a straight-line basis over a fifteen year period for current year acquisitions and a twenty-five year period for prior years' business combinations. The Company periodically reviews the recoverability of goodwill.


Impairment of Long-Lived Assets

         The Company continually monitors its long-lived assets to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance of the underlying businesses, products and products lines. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No material impairments have been experienced.


Income Taxes

         Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities as part of the income tax provisions.


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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                         Year Ended December 31,
                                                        ------------------------
                                                          1998     1997     1996
                                                        ------   ------   ------

Net income                                              $6,075   $4,689   $7,862
                                                        ======   ======   ======
Weighted average common shares outstanding (basic)       8,792    8,562    8,511

Effect of dilutive warrant and options                      89      344      152
                                                        ------   ------   ------
Weighted average common shares outstanding (diluted)     8,881    8,906    8,511
                                                        ======   ======   ======

Earnings Per Share:
Basic                                                   $ 0.69   $ 0.55   $ 0.94
                                                        ======   ======   ======
Diluted                                                 $ 0.68   $ 0.53   $ 0.92
                                                        ======   ======   ======

         Options and warrant to purchase 1,129,100 shares of common stock at a weighted average price of $9.97 per share were outstanding at December 31, 1998 but were not included in the computation of Diluted EPS because the exercise prices were greater than the average market price of the common shares. At
December 31, 1997, there were 478,200 options and warrant outstanding to purchase common stock at a weighted average price of $9.98 per share excluded from the Diluted EPS computation due to their anti-dilution. At December 31, 1996, there were 363,450 options and warrant outstanding to purchase common stock at a weighted average price of $8.76 per share excluded from the Diluted EPS computation due to their anti-dilution.


Foreign Currency Translation and Transactions

         The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at average quarterly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the statement of income.


Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's Statements of Income. The Company provides additional proforma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."


Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss and the change in the foreign currency translation adjustment during a period.

Segment Reporting

         Financial Accounting Standards Board Statement No.131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which the Company earns revenues and holds assets, and about major customers (see Note 11).


Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in fiscal 2000.

NOTE 3 - ACQUISITIONS:

         On November 13, 1998, the Company acquired certain assets and assumed certain liabilities of the Computer Products Division of Almo Corporation, ("Almo CPD") for a total consideration of approximately $21.7 million including acquisition costs. The Company issued to Almo a warrant to purchase 350,000 shares of the Company's

Common Stock at $12.00 per share, in consideration for a covenant not to compete. The warrant may be exercised at any date for a period of five years. The warrant was independently valued at $1,043,000; significant assumptions used were a risk free rate of 4.89%, fair value of Common Stock of $5.88 and an expected life of five years. The warrant was recorded as a component of equity and as additional goodwill. The related charge will be amortized over a period of five years. The acquisition, which was accounted for as a purchase, was funded through borrowings under the Company's revolving line of credit.

         On November 19, 1998, the Company acquired certain assets and assumed certain liabilities of Tenex Data Division of Axidata, Inc. ("Tenex Data"), for a purchase price of approximately $5.8 million in cash including acquisition costs. The acquisition, which was accounted for as a purchase, was funded through borrowings under the Company's revolving line of credit. The Almo CPD and Tenex Data purchase prices were allocated to the acquired assets and liabilities based upon management's estimate of their fair market values as of the acquisition dates as follows (in thousands):

                                         Almo CPD      Tenex Data        Total
                                         --------       --------       --------
Accounts receivable                      $ 15,525       $  5,365       $ 20,890
Inventories                                 5,991          2,737          8,728
Equipment and other assets                    517            177            694
Goodwill                                    4,688          1,373          6,061
Accounts payable                           (4,135)        (3,645)        (7,780)
Other accrued liabilities                    (929)          (186)        (1,115)
                                         --------       --------       --------
Total consideration                      $ 21,657       $  5,821       $ 27,478
                                         ========       ========       ========

         The results of operations of Almo CPD and Tenex Data have been included with those of the Company for periods subsequent to the dates of acquisition. Set forth below is the unaudited pro forma combined summary of operations of the Company for the years ended December 31, 1998 and 1997, as though both acquisitions had been made on January 1, 1997.

                                                         Year Ended December 31,
                                                                (unaudited)
                                                             1998         1997
                                                           --------     --------
                                                                (in thousands)

         Net sales                                         $819,565     $720,138
         Net income                                        $  6,441     $  6,195


         Earnings per share
            Basic                                          $   0.73     $   0.72
            Diluted                                        $   0.73     $   0.70

         Shares used in per share calculation
            Basic                                             8,792        8,562
            Diluted                                           8,881        8,906


         The unaudited pro forma combined summary of operations assumes: 1) the amortization of goodwill over a fifteen year period, 2) the amortization of the value of the warrant over the five year exercise period, and 3) the additional interest expense on debt incurred in connection with the acquisition as if the debt had been outstanding from January 1, 1997.

         The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 1997 or of those results which may be obtained in the future.

         An additional consideration of $335,000 was paid to the former shareholders of Vantage Components Inc. during the year and adjustment has been made to goodwill previously recorded.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                             December 31,
                                                      --------------------------
                                                        1998            1997
                                                      ---------       ---------
                                                             (in thousands)
          Inventories:
             Work-in-process                          $  12,052       $   8,646
             Purchased components and materials         117,337          89,733
                                                      ---------       ---------
                                                      $ 129,389       $  98,379
                                                      =========       =========
          Property and equipment:
             Manufacturing and test equipment         $  12,959       $   9,721
             Computer and other equipment                 4,945           4,041
             Furniture and fixtures                       2,455           1,950
             Leasehold improvement                        2,364           1,784
             Warehouse equipment                            623             459
                                                      ---------       ---------
                                                         23,346          17,955
             Less: accumulated depreciation             (10,580)         (7,222)
                                                      ---------       ---------
                                                      $  12,766       $  10,733
                                                      =========       =========

NOTE 5 - LINE OF CREDIT AND TERM LOAN:


         On November 12, 1998, the Company entered into a Third Amended and Restated Syndicated Credit Agreement, arranged by California Bank & Trust, as Agent, formerly Sumitomo Bank of California. The amendment increased the Company's $100 million revolving line of credit to $130 million and extended the maturity date to May 31, 2000. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.85%. At December 31, 1998, the prime interest rate was 7.75%. The balance outstanding on the revolving line of credit at December 31, 1998 was $102.4 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at December 31, 1998; however, there can be no assurance that the Company will be in compliance in the future.


NOTE 6 - STOCK-BASED COMPENSATION PLANS:

Stock Option Plans

         In May of 1998, the Company adopted the 1998 Stock Plan (the "Plan") which replaced the 1988 Amended and Restated Incentive Stock Plan (the "1988 Plan") and the 1993 Director Stock Option Plan (the "Director Plan"). All options granted after May 1998 are granted under the 1998 Stock Plan.

         The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Under the Plan, the Company has reserved for issuance a total of 500,000 shares of Common Stock plus 181,672 shares of Common Stock which were reserved but unissued under the 1988 Plan and 35,000 shares of Common Stock which were reserved but unissued under the Director Plan. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the Plan is 716,672 shares, plus an annual increase to be added on January 1 of each year beginning in 1999, equal to the lesser of (i) 400,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 3,169,104 shares of Common Stock for issuance under the aggregate of all stock option plans.

         The stock options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. If an optionee ceases to be employed by the Company, the optionee may, within one month (or such other period of time, as determined by the Board of Directors, but not exceeding three months) exercise options to the extent vested.

         As part of the 1988 Plan, in March 1993, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 40,500, 130,000 and 339,000 shares of Common Stock were granted in 1998, 1997 and 1996, respectively. The Program provides for ten-year option terms with vesting at the rate of one tenth per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

         On February 7, 1996, the Board of Directors offered employees with options under the 1988 Plan the opportunity to exchange existing options for new options at an exercise price of $6.50, the fair market value of the Company's Common Stock on the date of the exchange. Any vesting in the canceled options was lost, and the new options were subject to the normal four-year vesting schedule under the 1988 Plan. Of the approximate 950,000 stock options outstanding eligible for exchange, 640,900 stock options were exchanged for new options.

         Options granted under the Director Plan prior to May 1998 and outstanding at December 31, 1998 total 90,000. Under the Director Plan, 75,000 options were granted in 1993 at an exercise price of $8.00 per share, and 20,000 options were granted in 1996 at an exercise price of $7.00 per share. These options vest annually at the rate of one third per year and have a ten-year life. In 1997, 20,000 options were granted at an exercise price of $12.63 per share. These options become vested in one year and have a ten-year life. In 1998, 15,000 options were granted at an exercise price of $7.50 per share. These options vest annually at the rate of one third per year and have a ten-year life. Outstanding options will continue to be governed under the 1993 Director Plan.

         The following table presents activity under all Stock Plans:


                                                                                                         Options Outstanding
                                                                                                    --------------------------------
                                                                             Options                                     Weighted
                                                                          Available for                                  Average
                                                                              Grant                   Shares          Exercise Price
                                                                            ----------              ----------        --------------
Balance at December 31, 1995                                                   243,743               1,029,630              $   9.40

Increase in options available for grant                                        300,000                    --                    --
Options canceled                                                               849,900                (849,900)             $   9.87
Options granted                                                             (1,146,800)              1,146,800              $   6.99
Options exercised                                                                 --                   (22,530)             $   1.94
                                                                            ----------              ----------              --------
Balance at December 31, 1996                                                   246,843               1,304,000              $   7.10

Increase in options available for grant                                        300,000                    --                    --
Options canceled                                                               280,729                (280,729)             $   7.11
Options granted                                                               (649,500)                649,500              $   9.64
Options exercised                                                                 --                  (147,312)             $   6.48
                                                                            ----------              ----------              --------
Balance at December 31, 1997                                                   178,072               1,525,459              $   8.24

Increase in options available for grant                                        500,000                    --                    --
Options canceled                                                               491,050                (491,050)             $   8.33
Options granted                                                               (770,800)                770,800              $   8.14
Options exercised                                                                 --                  (110,796)             $   7.14
                                                                            ----------              ----------              --------
Balance at December 31, 1998                                                   398,322               1,694,413              $   8.24
                                                                            ==========              ==========              ========

         At December 31, 1998, 366,261 options were exercisable under these Plans.


         The following table summarizes information about fixed stock options outstanding for all plans at December 31, 1998:

                                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                           ----------------------------------------------------------    ---------------------------------------
                             Number of
                              Options              Weighted
                            Outstanding            Average
                               As of              Remaining             Weighted           Number of Shares        Weighted
  Range of Exercise         December 31,       Contractual Life          Average          Exercisable As of        Average
        Prices                  1998               In Years          Exercise Price       December 31, 1998     Exercise Price
-----------------------    ---------------     -----------------     ----------------    -------------------    ----------------
$  6.50  -  $  6.50             321,963             4.81                  $6.50                 92,061               $6.50
$  6.75  -  $  7.50             305,300             4.92                   7.40                 61,250                7.30
$  7.63  -  $  8.13             261,000             4.52                   7.93                 69,000                7.96
$  8.63  -  $  8.75              86,750             2.99                   8.68                 32,750                8.66
$  8.81  -  $  8.81             330,500             4.44                   8.81                     --                  --
$  9.00  -  $  9.88             247,650             4.81                   9.32                 62,200                9.29
$10.00  -  $12.63               141,250             4.27                  11.08                 49,000               11.45
                           ===============     =================     ================    ===================    ================
                              1,694,413             4.58                  $8.24                366,261               $8.24
                           ===============     =================     ================    ===================    ================

         For the fixed stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively; expected volatility of 35%; risk free interest rate of 5.0%, 5.9% and 6.0% and expected lives of 3.79, 3.92 and 4.19 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 1998, 1997 and 1996 was $2.64, $3.35 and $2.00, per option, respectively.

Employee Stock Purchase Plan

         The Employee Stock Purchase Plan provides for automatic annual increases in the number of shares reserved for issuance on January 1 of each year beginning in 1999 by a number of shares equal to the lesser of (i) 150,000 shares, (ii) 1.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company.

         The Company has reserved 630,000 shares of Common Stock for issuance to all eligible employees under its Employee Stock Purchase Plan. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period in the prior two years. A total of 436,079 shares have been issued under this plan as of December 31, 1998. The fair value of each purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used in 1998, 1997 and 1996, respectively; expected volatility of 35%; risk free interest rate of 4.91%, 5.56% and 5.64% and expected lives of 0.5 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 as defined by SFAS 123, was $1.97, $2.43 and $1.82 per right, respectively.


Fair Value Disclosures

         At December 31, 1998, the Company had two stock-based compensation plans as described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1998, 1997 and 1996 under those plans consistent with the provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced as presented below (in thousands, except per share data):

                                         1998             1997            1996
                                       ---------       ---------       ---------
Net income:
     As reported                       $   6,075       $   4,689       $   7,862
     Pro forma                             5,499           4,015           7,206
Earnings per share
     As reported
       Basic                                0.69            0.55            0.94
       Diluted                              0.68            0.53            0.92
     Pro forma
       Basic                                0.63            0.47            0.86
       Diluted                              0.62            0.47            0.85

         Because additional stock options and stock purchase rights are expected to be granted each year and this pro forma presentation includes only the effect of options granted subsequent to December 31, 1994, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

NOTE 7 - INCOME TAXES:

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                        1998             1997            1996
                                       -------          -------         -------
Current:
         Federal                       $ 5,070          $ 1,880         $ 5,893
         State                             790              396           1,495
         Foreign                            17             --              --
                                       -------          -------         -------
                                         5,877            2,276           7,388
Deferred:
         Federal                        (1,195)             968          (1,382)
         State                            (282)             151            (313)
                                       -------          -------         -------
                                       $ 4,400          $ 3,395         $ 5,693
                                       =======          =======         =======

         Deferred  tax   (liabilities)   assets   comprise  the   following  (in
thousands):

                                                    1998       1997       1996
                                                  -------    -------    -------
Basis differential in assets                      $   (89)   $   (98)   $  (110)
Depreciation                                         (843)      (678)      (621)
                                                  -------    -------    -------
     Gross deferred tax liabilities                  (932)      (776)      (731)
                                                  -------    -------    -------


Bad debt, sales and warranty reserves               1,598        637      1,922
Inventory reserves and basis differences            2,347      1,605      1,756
Compensation accruals and reserves                    261        254        128
State taxes, net of federal benefit                   198         70        391
Other                                                 600        805        248
                                                  -------    -------    -------
     Gross deferred tax assets                      5,004      3,371      4,445
                                                  -------    -------    -------

     Net deferred tax asset                       $ 4,072    $ 2,595    $ 3,714
                                                  =======    =======    =======

         The net deferred tax asset represents temporary differences for future tax deductions which can generally be realized by carryback to taxable income in prior years.

         A reconciliation of the Federal statutory tax rate to the effective tax rate follows:

                                                 1998        1997        1996
                                               --------    --------    --------
Federal statutory rate                             35.0%       34.0%       35.0%
State income taxes, net of Federal tax
    benefit and credits                             4.1%        4.2%        5.7%
Other                                               2.9%        3.8%        1.3%
                                               --------    --------    --------
                                                   42.0%       42.0%       42.0%
                                               ========    ========    ========

NOTE  8 - COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under cancelable and noncancelable operating lease agreements. The leases expire at various times through 2006 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

         The Company leases certain equipment under capitalized leases with such equipment amounting to $12,561,000 less accumulated depreciation of $6,036,000 at December 31, 1998 and $10,042,000 less accumulated depreciation of $3,512,000 at December 31, 1997. Amortization expense on assets subject to capitalized leases was $2,524,000, $1,177,000, and $1,307,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The capitalized lease terms range from three to five years.

         The following is a summary of commitments under leases:

                                              Capitalized             Operating
              Year Ending December 31,          Leases                  Leases
------------------------------------------   -------------           -----------
                                                        (in thousands)

1999                                            $ 2,689                $ 2,591
2000                                              2,459                  2,203
2001                                              1,268                  2,001
2002                                                789                  1,722
2003                                                536                  1,127
2004 and beyond                                      --                  2,428
                                                -------                -------
Total minimum lease payments                      7,741                $12,072
                                                                       =======
Less:  imputed interest                            (946)
                                                -------

Present value of minimum lease payments         $ 6,795
                                                =======

         Total operating lease expense was $2,920,000, $2,508,000 and $1,272,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 9 - TRANSACTIONS WITH RELATED PARTIES:

         The Company has entered into a manufacturing agreement with Pinnacle Systems, Inc. ("Pinnacle") providing for the performance by the Company's manufacturing division of value-added turnkey services for Pinnacle. The agreement term is automatically renewed for successive one-year periods unless terminated by either party on 90 days' written notice. Company sales to Pinnacle totaled $9,590,000, $2,840,000, and $9,692,000, for the years ended December 31, 1998,
1997, and 1996, respectively. The accounts receivable balance from Pinnacle was $1,828,000 at December 31, 1998 and $132,000 at December 31, 1997. The Company has purchased approximately $2,169,000, $1,532,000, and $350,000, of inventory from Pinnacle in 1998, 1997 and 1996, respectively. Inventory on hand, purchased under contract with Pinnacle, totaled $1,564,000 and $393,000 at December 31, 1998 and December 31, 1997, respectively. Glenn E. Penisten, a director of the Company, is a director of Pinnacle. The agreement was entered into in the ordinary course of business and the Company believes that it has terms no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

         In May 1994, the Company entered into a manufacturing agreement with Reply Corporation ("Reply") providing for the performance by the Company's manufacturing division of value-added turnkey services for Reply. The Company terminated the agreement in 1997. Sales to Reply totaled approximately $0, $262,000, and $2,594,000 during 1998, 1997, and 1996, respectively. The accounts receivable balance from Reply was $0 at December 31, 1998 and $54,000 at December 31, 1997. The Company has purchased approximately $0, $123,000, and $167,000 of inventory from Reply in 1998, 1997, and 1996, respectively. Glenn E. Penisten and Gordon A. Campbell, directors of the Company, are directors of Reply. The agreement was entered into in the ordinary course of business and the Company believes that it has terms no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

         In May 1998, the Company entered into a manufacturing agreement with Network Peripherals Inc. ("NPI") providing for the performance by the Company's manufacturing division of value-added turnkey services for NPI. Sales to NPI totaled approximately $8,241,000 for the year ended December 31, 1998 and the accounts receivable balance from NPI was $984,000 at December 31, 1998. The Company has purchased inventory totaling approximately $546,000 and inventory on hand, purchased under contract with NPI, totaled $737,000 at December 31, 1998. Glen E. Penisten, a director of the Company, is a director of NPI. The agreement was entered into in the ordinary course of business and the Company believes that it has terms no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

         The  Company's   distribution  division  has  purchased   approximately
$858,000 of inventory from 3DFX Interactive, Inc. ("3DFX") in 1998. The inventory on hand, purchased from 3DFX, totaled $139,000 at December 31, 1998. Gordon A. Campbell, a director of the Company, is a director of 3DFX. The Company believes that terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

         In 1998, the Company's distribution division sold $1,528,000 to 3Com Corporation ("3Com"). The accounts receivable balance from 3Com was $469,000 at December 21, 1998. Gordon A. Campbell, a director of the Company, is a director of 3Com. The Company believes that terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

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

NOTE 11 - BUSINESS SEGMENT INFORMATION:

         The Company adopted SFAS No.131, Disclosure about Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

         The Company has two operating segments: Distribution and Contract Manufacturing. Distribution markets and distributes a broad range of semiconductor and computer products primarily to industrial OEMs, hardware integrators, VARs and other resellers. Contract Manufacturing manufactures board-level and system products to customers' specifications, for customers in various industries including networking and telecommunications, video and graphics, computer workstations and industrial and testing. The Company earns substantially all of its revenues and income, and maintains substantially all of its assets in the United States.

         The accounting policies of each segment are described in the summary of significant accounting policies. Revenue and operating profit by business segment include both sales to customers, as reported in the Company's Statements of Income, and intersegment sales, which are transferred at cost. The Company evaluates performances based on profit or loss from operations including interest expense before income taxes excluding non-recurring gains and losses and foreign exchange gains and losses. Segment operating profit includes corporate expenses allocated to each segment based on percentages established by management and approximate actual usage. Corporate interest expense is allocated to the manufacturing segment based on its average intercompany payable balances.

         Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1998, 1997, and 1996 as follows (in thousands):

                                                                                    Contract
                                                              Distribution        Manufacturing        Eliminations     Consolidated
                                                              ------------        -------------        ------------     ------------
1998
Sales to customers                                               $575,330           $ 86,098            $   --              $661,428
Intersegment sales                                                  6,616               --                (6,616)               --
                                                                 --------           --------            --------            --------
Revenue                                                           581,946             86,098              (6,616)            661,428


Depreciation and amortization                                       1,132              2,632                --                 3,764
Segment profit/(loss)                                              15,177             (4,702)               --                10,475
Interest expense                                                    3,025              2,686                --                 5,711


Identifiable  assets                                              270,041             46,669             (32,130)            285,580
Capital asset additions                                             2,252              3,389                --                 5,641
                                                                 ========           ========            ========            ========

1997
Sales to customers                                               $460,516           $ 73,220            $   --              $533,736
Intersegment sales                                                  7,650                631              (8,281)               --
                                                                 --------           --------            --------            --------
Revenue                                                           468,166             73,851              (8,281)            533,736


Depreciation and amortization                                         779              2,138                --                 2,917
Segment profit/(loss)                                              12,312             (4,228)               --                 8,084
Interest expense                                                    2,451              2,123               4,574


Identifiable assets                                               190,934             36,245             (21,759)            205,420
Capital asset additions                                             1,490              2,841                --                 4,331
                                                                 ========           ========            ========            ========

1996
Sales to customers                                               $391,187           $ 92,129            $   --              $483,316
Intersegment sales                                                  4,855                282              (5,137)               --
                                                                 --------           --------            --------            --------
Revenue                                                           396,042             92,411              (5,137)            483,316


Depreciation and amortization                                         683              1,886                --                 2,569
Segment profit                                                      9,398              4,157                --                13,555
Interest expense                                                      859              2,636                --                 3,495


Identifiable  assets                                              172,755             39,326             (36,401)            175,680
Capital  asset  additions                                             487              2,925                --                 3,412
                                                                 ========           ========            ========            ========




NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                            (in thousands, except per share amounts)

                                                                                Quarter Ended
                                       ---------------------------------------------------------------------------------------------
                                        Mar. 31,     June 30,    Sept. 30,   Dec. 31,    Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                          1997        1997        1997        1997        1998        1998        1998        1998
                                        --------    --------    --------    --------    --------    --------    --------    --------
Net sales ..........................    $140,968    $115,136    $138,003    $139,629    $129,280    $144,718    $175,741    $211,689
Cost of sales ......................     124,820     101,511     124,375     125,942     115,778     129,487     158,139     192,100
                                        --------    --------    --------    --------    --------    --------    --------    --------
Gross profit .......................      16,148      13,625      13,628      13,687      13,502      15,231      17,602      19,589
Marketing, general
and administrative
expenses ...........................      11,151       9,569      11,587      12,123      11,845      11,699      12,403      13,791
                                        --------    --------    --------    --------    --------    --------    --------    --------
Income from operations .............       4,997       4,056       2,041       1,564       1,657       3,532       5,199       5,798
Interest expense ...................         892       1,178       1,122       1,382       1,321       1,191       1,447       1,752
                                        --------    --------    --------    --------    --------    --------    --------    --------
Income before income
 taxes .............................       4,105       2,878         919         182         336       2,341       3,752       4,046
Provision for income taxes .........       1,724       1,209         386          76         141         983       1,617       1,659
                                        --------    --------    --------    --------    --------    --------    --------    --------
Net income .........................    $  2,381    $  1,669    $    533    $    106    $    195    $  1,358    $  2,135       2,387
                                        ========    ========    ========    ========    ========    ========    ========    ========

Earnings per share
 Basic .............................    $   0.28    $   0.20    $   0.06    $   0.01    $   0.02    $   0.15    $   0.24    $   0.27
                                        ========    ========    ========    ========    ========    ========    ========    ========
 Diluted ...........................    $   0.27    $   0.19    $   0.06    $   0.01    $   0.02    $   0.15    $   0.24    $   0.27
                                        ========    ========    ========    ========    ========    ========    ========    ========
Shares used in per share
calculation
  Basic ............................       8,471       8,539       8,607       8,632       8,723       8,767       8,831       8,848
                                        ========    ========    ========    ========    ========    ========    ========    ========
  Diluted ..........................       8,935       8,539       8,886       8,825       8,795       8,855       8,874       8,998
                                        ========    ========    ========    ========    ========    ========    ========    ========

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



                                                                                                 SCHEDULE  II

                                                 BELL MICROPRODUCTS INC.

                                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                                     (in thousands)

                                    Additions
                                      Balance at           Charged to
                                     Beginning of          Costs and         Deductions-Write-offs Balance at End
   Year Ended December 31,              Period              Expenses                                 of Period
-------------------------------    -----------------    -----------------    -----------------    -----------------
  1998                               $   1,331           $    4,630           $   (2,475)          $    3,486
  1997                                   4,228                1,763               (4,660)               1,331
  1996                                   3,300                5,035               (4,107)               4,228




                                                     INDEX TO EXHIBITS

                                                                                                                        Sequential
         Number    Description of Document                                                                             Page Number
         ------    -----------------------                                                                             -----------

         3.1      Amended and Restated Articles of Incorporation of Registrant (2)

         3.2      Amended and Restated Bylaws of Registrant (3)

         4.1      Specimen Common Stock Certificate of the Registrant (3)

         4.2      Amended and Restated  Registration  Rights Agreement dated June 11, 1992 between  Registrant and certain investors named therein, as amended (1)

         4.3      Warrant issued to Almo Corporation (7)

         10.1     1998 Stock Plan (9)

         10.2     The form of Option Agreement used under the 1998 Stock Plan (9)

         10.3     Employee Stock Purchase Plan, as amended through May 21, 1998 (9)

         10.4     The form of Option Agreement used under the Employee Stock Purchase Plan (4)

         10.5     Registrant's 401(k) Plan (3)

         10.6     Lease dated March 17, 1992 for Registrant's  facilities at 1941 Ringwood Avenue,  Suite 100,
                  San Jose, California (3)

         10.7     Lease  dated April 15,  1993 for  Registrant's  facilities  at 2350 Lundy  Place,  San Jose,
                  California (1)

         10.8     Standard  Distributor  Agreement dated June 1, 1990 by and between  Quantum  Corporation and
                  Registrant (3)

         10.9     Form of Indemnification Agreement (3)

         10.10    IBM  Authorized  Distributor  Agreement  dated May 17,  1993  between  IBM  Corporation  and
                  Registrant (3)

         10.11    Sublease dated November 12, 1996 for the Registrant's facilities at 2020 South Tenth Street,
                  San Jose, California, and related exhibits (8)

         10.12*   Employment  Agreement  dated as of December  10, 1996 between the  Registrant  and W. Donald
                  Bell, the Registrant's Chief Executive Officer (8)

         10.13    Form of Management  Retention  Agreement between the Registrant and the following  executive officers of the  Registrant:  W. Donald  Bell,  Bruce M. Jaffe,  Ronald H. Mabry,  Philip M.
                  Roussey and Robert J. Sturgeon (8)

         10.14    Third Amendment and Restated Credit Agreement dated as of November 12, 1998 by and among the
                  Registrant, the Banks named therein and California Bank & Trust, as Agent for the Banks (7)




         10.15    Asset  Purchase  Agreement  dated as of November 5, 1998 by and  between the  Company,  Almo
                  Corporation,  Almo Distributing  Pennsylvania,  Inc., Almo Distributing Maryland, Inc., Almo
                  Distributing Minnesota, Inc., Almo Distributing Wisconson, Inc. and Almo Distributing, Inc.

         21.1     Subsidiaries of the Registrant

         23.1     Consent of PricewaterhouseCoopers LLP, independent accountants

         24.1     Power of Attorney (contained on page 21)

-------------------
         *        Confidential treatment has been granted for portions of this document.

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

         (4)      Incorporated by reference to exhibit filed with the Registrant's  Registration  Statement on
                  Form S-8 (File No. 33-83398) filed on August 29, 1994.

         (5)      Incorporated by reference to exhibit filed with the Registrant's  Registration  Statement on
                  Form S-8 (File No. 333-10837) filed on August 26, 1996.

         (6)      Incorporated by reference to exhibit filed with the Registrant's  Report on Form 10Q for the quarter ended June 30, 1996.

         (7)      Incorporated  by reference to exhibit filed with the  Registrant's  Report on Form 8-K (File
                  No. 000-21528) filed on December 4, 1998.

         (8)      Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997.

         (9)      Incorporated  by reference to exhibit filed with the  Registrant's  Report on Form S-8 (File
                  No. 333-58053) filed on June 30, 1998.


(b)      Reports on Form 8-K.  None filed.

(c)      Exhibits. See Item 14(a) above.

(d)      Financial Statements Schedules.  See Item 14(a) above.