Form 10-Q
period 1999-03-31
BELL MICROPRODUCTS INC
filed 1999-05-17
CIK 900708

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

         For the quarterly period ended:    March 31, 1999
                                            --------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to  ____________

         Commission file number       0-21528
                                     ---------

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

      Yes      X                  No              initial report, previously not
         -------------              --------------required to file

Common Stock, $.01 Par Value --  Number of Shares Outstanding at March 31, 1999:
----------------------------     8,935,218

                                          Bell Microproducts Inc.
                                             Index to Form 10-Q



                                                                                                     Page
PART  I  -  FINANCIAL INFORMATION                                                                   Number
        Item 1:       Financial Statements

                           Condensed Consolidated Balance Sheets - March 31, 1999 and December
                           31, 1998                                                                   3

                           Condensed Consolidated Statements of Income - Three months ended
                           March 31, 1999 and 1998                                                    4

                           Condensed Consolidated Statements of Cash Flows -  Three months
                           ended March 31, 1999 and 1998                                              5

                           Notes to Condensed Consolidated Financial Statements                       6


        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              8

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                       10


PART II  -  OTHER INFORMATION

        Item 6.            Exhibits and Reports                                                      11

        Signature                                                                                    12







PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATements
                                                 Bell Microproducts Inc.
                                          Condensed Consolidated Balance Sheets
                                                     (in thousands)
                                                       (unaudited)

                                                                      March 31,                      December 31,
                                                                        1999                             1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                              $    1,942                     $    4,082
     Accounts receivable, net                                             127,147                        106,609
     Inventories                                                          117,391                        105,330
     Deferred income taxes                                                  4,072                          4,072
     Prepaid expenses                                                       1,407                          1,154
     Assets of discontinued operations                                     46,121                         47,790
                                                                 --------------------           -----------------------
                  Total current assets                                    298,080                        269,037
Property and equipment, net                                                 3,859                          3,355
Goodwill, net                                                              12,226                         12,362
Other assets                                                                  946                            826
                                                                 --------------------           -----------------------
     Total assets                                                      $  315,111                     $  285,580
                                                                 ====================           =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $   93,499                     $   72,002
     Other accrued liabilities                                              9,511                          8,429
     Accrued liabilities relating to discontinued
        activities                                                         16,534                         16,240
                                                                 --------------------           -----------------------
                  Total current liabilities                               119,544                         96,671

Borrowing under the line of credit                                        107,600                        102,400
Other liabilities                                                              34                             33
                                                                 --------------------           -----------------------
     Total liabilities                                                    227,178                        199,104
                                                                 --------------------           -----------------------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 8,935 and 8,914 issued and outstanding
                                                                           56,332                         56,181
     Retained earnings                                                     31,477                         30,247
     Cumulative translation adjustment                                        124                             48
                                                                 --------------------           -----------------------
         Total shareholders' equity                                        87,933                         86,476
                                                                 --------------------           -----------------------

     Total liabilities and shareholders' equity                        $  315,111                     $  285,580
                                                                 ====================           =======================

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                               3

                             Bell Microproducts Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                      Three months ended March 31,
                                                  ------------------------------------
                                                       1999                 1998
                                                  ----------------     ---------------
Sales                                                 $219,599             $116,658
Cost of sales                                          200,177              102,069
                                                  ----------------     ---------------
Gross profit                                            19,422               14,589

Selling, general and
   administrative expenses                              14,955               10,991
                                                  ----------------     ---------------
Income from continuing operations                        4,467                3,598
Interest expense                                         1,224                  781
                                                  ----------------     ---------------
Income from continuing operations before income
  taxes                                                  3,243                2,817
Provision for income taxes                               1,362                1,183
                                                  ----------------     ---------------
Income from continuing operations                        1,881                1,634
Loss from discontinued operations, net of
   income tax benefit of $471 and $1,042                  (651)              (1,439)
                                                  ----------------     ---------------

Net income                                            $  1,230             $    195
                                                  ================     ===============

Earnings per share
     Basic
      Continuing operations                           $   0.21             $   0.19
      Discontinued operations                            (0.07)               (0.17)

                                                  ----------------     ---------------
     Total                                            $   0.14             $   0.02
                                                  ================     ===============

     Diluted
      Continuing operations                           $   0.21             $   0.19
      Discontinued operations                            (0.07)               (0.17)
                                                  ----------------     ---------------
     Total                                            $   0.14             $   0.02
                                                  ================     ===============

Shares used in per share calculation
     Basic                                               8,932                8,723
                                                  ================     ===============
     Diluted                                             9,010                8,795
                                                  ================     ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                               4

                                              Bell Microproducts Inc.
                                  Condensed Consolidated Statements of Cash Flows
                                    (Increase/(decrease) in cash, in thousands)
                                                    (unaudited)
                                                                                 Three months ended March 31,
------------------------------------------------------------------------------------------------------------------
                                                                                       1999              1998
                                                                                   -------------     -------------
Cash flows from operating activities:
Income from continuing activities                                                   $    1,881        $    1,634
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                    485               224
          Change in allowance for doubtful accounts                                        491               617
          Change in deferred income taxes                                                    -                13
          Changes in assets and liabilities:
              Accounts receivable                                                      (21,029)           (1,763)
              Inventories                                                              (12,061)            2,621
              Prepaid expenses                                                            (253)             (308)
              Other assets                                                                (120)               (1)
              Accounts payable                                                          21,497             5,523
              Other accrued liabilities                                                  1,082               577
                                                                                   -------------     -------------
                Net cash used in (provided by) continuing operating activities
                                                                                        (8,027)            9,137
                Net cash provided by (used in) discontinued operations                   1,311            (1,975)
                                                                                   -------------     -------------

                Net cash used in (provided by) operating activities                     (6,716)            7,162
                                                                                   -------------     -------------

Cash flows from investing activities:
Acquisition of property, equipment and other, net                                         (830)             (347)
                                                                                   -------------     -------------

Cash flows from financing activities:
Net borrowings/(repayments) under line of credit agreement                               5,200           (10,400)
Proceeds from issuance of Common Stock                                                     152               390
Principal payments on long term liabilities                                                  1                 4
                                                                                   -------------     -------------

                Net cash provided by (used in) financing  activities                     5,353           (10,006)
                                                                                   -------------     -------------

Effect of exchange rate changes on cash                                                     53                 -
                                                                                   -------------     -------------
Net decrease in cash                                                                    (2,140)           (3,191)
Cash at beginning of period                                                              4,082             6,325
                                                                                   -------------     -------------
Cash at end of period                                                               $    1,942        $    3,134
                                                                                   =============     =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

         As a result of entering into a definitive agreement to sell its Quadrus Contract Manufacturing Division, as disclosed below, the Company operates in one operating segment - the distribution segment. The Company markets and distributes a broad range of semiconductor and computer products primarily to industrial OEM's, hardware integrators, VARs and other resellers.

         The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

Discontinued Operations

         On May 3, 1999 the Company announced it had signed a definitive agreement to sell its Contract Manufacturing Division, Quadrus, for cash at a final price expected to be in excess of the current book value of that division's assets and liabilities. The Company expects that the sale will close in the second quarter, subject to satisfactory regulatory approvals and certain other conditions to closing. As a result, the operations of Quadrus have been classified as discontinued in the accompanying condensed financial statements and notes. Quadrus' revenues were $27.0 million and $12.6 million with net losses of $0.7 million and $1.4 million in the first quarter of 1999 and 1998, respectively, after allocated interest expense of $0.6 million and $0.4 million, respectively. Net assets primarily relate to inventory, property and equipment, accounts receivable and accounts payable.

Recently Issued Accounting Statement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's financial statements. The standard is effective for the Company in fiscal 2000.

Note 2 - Earnings per Share

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

                                                                         Three Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                      1999                 1998
                                                                 ----------------     ---------------
Net income                                                         $   1,230            $     195
                                                                 ================     ===============
Weighted average common shares outstanding (Basic)                     8,932                8,723

Effect of dilutive warrants and options                                   78                   72
                                                                 ----------------     ---------------
Weighted average common shares outstanding (Diluted)                    9,010                8,795
                                                                 ================     ===============

Note 3 - Comprehensive Income:

         Effective  January 1, 1998, the Company adopted  Statement of Financial
Accounting Standards No. 120, "Reporting  Comprehensive  Income." This Statement
establishes standards for reporting comprehensive income and its components in a financial  statement  that is  displayed  with  the  same  prominence  as  other financial statements.  Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include
foreign   currency   translation   adjustments   and  unrealized   gain/loss  on
available-for-sale  securities.  Financial  statements for prior periods will be reclassified,  as required.  The Company's total comprehensive  earnings were as follows (in thousands):
                                                                         Three Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                      1999                 1998
                                                                 ----------------     ---------------
Net income                                                         $   1,230            $      195
Other comprehensive income                                                76                     -
                                                                 ----------------     ---------------
Total comprehensive income                                         $   1,306            $      195
                                                                 ================     ===============

Note 4 - Property and Equipment:

         A summary of property and equipment follows (in thousands):
                                                          March 31, 1999                  December 31, 1998
                                                    ---------------------------       ---------------------------
     Computer and other equipment                            $   3,687                         $   3,121
     Furniture and fixtures                                      1,801                             1,761
     Leasehold improvements                                        523                               476
     Warehouse and other equipment                                 603                               484
                                                    ---------------------------       ---------------------------
                                                                 6,614                             5,842
     Accumulated depreciation                                   (2,755)                           (2,487)
                                                    ---------------------------       ---------------------------
     Total                                                   $   3,859                         $   3,355
                                                    ===========================       ===========================

Note 5 - Line of Credit

         On November 12, 1998, the Company entered into a Third Amended and Restated Syndicated Credit Agreement, arranged by California Bank & Trust, as Agent. The amendment increased the Company's $100 million revolving line of credit to $130 million and extended the maturity date to May 31, 2000. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.85%. At March 31, 1999, the prime interest rate was 7.75%. The balance outstanding on the revolving line of credit at March 31, 1999 was $107.6 million.

Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at March 31, 1999; however, there can be no assurance that the Company will be in compliance in the future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information Regarding Forward-Looking Statements

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, potential year 2000 costs, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Three months ended March 31, 1999 compared to three months ended March 31, 1998

         Sales were $219.6 million for the quarter ended March 31, 1999, which represented an increase of $102.9 million, or 88% compared to the same quarter in 1998. Computer product sales increased by $98.0 million primarily due to the growth in unit sales in existing product lines, the addition of new lines and expansion of the customer base related to the acquisitions of the Computer Products Division of Almo Corporation ("Almo CPD") and Tenex Data Division of Axidata, Inc. ("Tenex Data") in November 1998. Semiconductor sales increased by $4.9 million primarily due to growth in unit sales in existing product lines and the addition of new lines.

         The Company's gross profit for the first quarter of 1999 was $19.4 million, an increase of $4.8 million, or 33% from the first quarter of 1998. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, overall gross margins were 8.8% compared to 12.5% in the same period last year. This decrease was primarily due to the increase in the proportion of computer product sales, which typically have lower margins than semiconductors, customer mix and increased competitive pricing in the industry.

         Marketing, general and administrative expenses increased to $15.0 million in the first quarter of 1999 from $11.0 million in the first quarter of 1998, an increase of $4.0 million, or 36%. This increase in expenses was attributable to the acquisitions of Almo CPD and Tenex Data, the Company's continuing effort to expand its sales and marketing organization and increased sales volume.

         Interest expense was $1.2 million in the first quarter of 1999 as compared to $0.8 million in the same period last year. This increase was primarily due to higher bank borrowings throughout the first quarter of 1999 in relation to the comparable 1998 quarter.

         The effective income tax rate remained the same, 42%, during both periods.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         The Company's revolving line of credit is $130 million. In May 1999 the line of credit was temporarily increased to $140 million to enable the Company to take advantage of certain inventory purchase terms. The $10 million increase expires June 1, 1999. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.85%. At March 31, 1999, the prime interest rate was 7.75%. The balance outstanding on the revolving line of credit at March 31, 1999 was $107.6 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at March 31, 1999; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

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

         Net cash used in operating activities for the three months ended March 31, 1999, was $6.7 million. The Company's accounts payable increased to $93.5 million as of March 31, 1999 from $72.0 million as of December 31, 1998, primarily due to increased inventory purchases as well as timing of inventory receipts and payments related thereto. The Company's net accounts receivable as of March 31, 1999 increased to $127.1 million from $106.6 million as of December 31, 1998. The Company's inventories as of March 31, 1999 increased to $117.4 million from $105.3 million as of December 31, 1998, primarily as a result of the Company's need to support anticipated future sales requirements. Net cash provided by financing activities during the three months ended March 31, 1999 totaled $5.4 million, which was primarily related to the borrowings under the Company's line of credit. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

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

         The Company has completed the first two phases in that it has identified all affected systems and equipment, both IT and non-IT, and has completed its Year 2000 compliance evaluation. The Company has determined that the majority of its affected systems (both software and hardware) require upgrade versus replacement in order to become Year 2000 compliant. As of March 31, 1999, the Company has incurred expenses totaling approximately $75,000. Estimated costs to complete the implementation including installation/upgrade, testing and training is approximately $100,000. The Company has an objective for its systems and equipment to be Year 2000 compliant in the second quarter of 1999. The Company has extended its estimated completion of remediation from the first quarter of 1999 to the second quarter of 1999 due to the acquisitions of the Computer Products Division of Almo Corporation and Tenex Data Division of Axidata, Inc. in November 1998.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's line of credit has an interest rate that is based on associated rates such as LIBOR and the Prime Rate that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An effective increase or decrease of 10% in such interest rate percentages would affect the Company's results from operations by approximately 10%. The potential change noted above is based on sensitivity analysis performed by the Company as of March 31, 1999.

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

Item 6. Exhibits and Reports

        (a)  Exhibits:

             10.1  Lease   dated  February 17, 1999 for  Registrant's facilities
                   at 4048 Castle Avenue, New Castle, Delaware.

             27.   Financial Data Schedule for the quarter ended March 31, 1999.

        (b)  Reports on Form 8-K:
             None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 1999


                            BELL MICROPRODUCTS INC.





                            By:      Remo E. Canessa
                            ---------------------------
                            Vice President of Finance &
                            Chief Financial Officer
                            (Principal Financial Officer and Accounting Officer)