Form 10-Q
period 1999-06-30
BELL MICROPRODUCTS INC
filed 1999-08-16
CIK 900708

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

         For the quarterly period ended:    June 30, 1999
                                            -------------

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

         Yes  X     No                initial report, previously not
            -----      -----         required to file

Common Stock, $.01 Par Value --  Number of Shares Outstanding at June 30, 1999:
----------------------------     9,006,497


                                                Bell Microproducts Inc.
                                                  Index to Form 10-Q



                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART  I  -  FINANCIAL INFORMATION

        Item 1:       Financial Statements

                           Condensed Consolidated Balance Sheets - June 30, 1999 and December
                           31, 1998                                                                   3

                           Condensed Consolidated Statements of Income - Three months and six
                           months ended June 30, 1999 and 1998                                        4

                           Condensed Consolidated Statements of Cash Flows -  Six months ended
                           June 30, 1999 and 1998                                                     5

                           Notes to Condensed Consolidated Financial Statements                       6


        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              8

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                       11


PART II  -  OTHER INFORMATION


        Item 4:            Submission of Matters to a Vote of Security Holders                       12

        Item 6:            Exhibits and Reports                                                      12

        Signature:                                                                                   13



                                                                                                       2

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                                                Bell Microproducts Inc.
                                         Condensed Consolidated Balance Sheets
                                                     (in thousands)
                                                      (unaudited)

                                                                                                      June 30,          December 31,
                                                                                                        1999                1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                                                             $  4,482              $  4,082
     Accounts receivable, net                                                                          133,449               106,609
     Inventories                                                                                       125,949               105,330
     Deferred income taxes                                                                               4,072                 4,072
     Prepaid expenses                                                                                      999                 1,154
     Assets of discontinued operations                                                                    --                  47,790
                                                                                                      --------              --------
                  Total current assets                                                                 268,951               269,037
Property and equipment, net                                                                              4,313                 3,355
Goodwill, net                                                                                           11,778                12,362
Other assets                                                                                             2,651                   826
                                                                                                      --------              --------
     Total assets                                                                                     $287,693              $285,580
                                                                                                      ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                 $ 97,986              $ 72,002
     Other accrued liabilities                                                                          10,016                 8,429
     Accrued liabilities related to discontinued
        operations                                                                                        --                  16,240
                                                                                                      --------              --------
                  Total current liabilities                                                            108,002                96,671

Borrowing under the line of credit                                                                      90,300               102,400
Other liabilities                                                                                           36                    33
                                                                                                      --------              --------
     Total liabilities                                                                                 198,338               199,104
                                                                                                      --------              --------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 9,006 and 8,914 issued and outstanding                                               56,716                56,181

     Retained earnings                                                                                  32,369                30,247
     Accumulated other comprehensive income                                                                270                    48
                                                                                                      --------              --------
         Total shareholders' equity                                                                     89,355                86,476
                                                                                                      --------              --------

     Total liabilities and shareholders' equity                                                       $287,693              $285,580
                                                                                                      ========              ========


           The  accompanying  notes  are an  integral  part of  these  condensed consolidated financial statements.

                                                                                                                                   3


                                                Bell Microproducts Inc.
                                      Condensed Consolidated Statements of Income
                                         (in thousands, except per share data)
                                                      (unaudited)

                                                                       --------------------------        ---------------------------
                                                                       Three months ended June 30,         Six months ended June 30,
                                                                       --------------------------        ---------------------------
                                                                          1999            1998             1999             1998
                                                                       ---------        ---------        ---------        ---------
Sales                                                                  $ 231,627        $ 124,402        $ 451,226        $ 241,060
Cost of Sales                                                            210,826          109,666          411,003          211,735
                                                                       ---------        ---------        ---------        ---------
Gross profit                                                              20,801           14,736           40,223           29,325

Selling general and administrative expenses                               15,926           10,847           30,881           21,838
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations                                          4,875            3,889            9,342            7,487
Interest expense                                                           1,556              595            2,780            1,376
Foreign exchange remeasurement gain                                         (358)            --               (358)            --
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations before
    income taxes                                                           3,677            3,294            6,920            6,111
Provision for income taxes                                                 1,544            1,383            2,906            2,566
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations                                          2,133            1,911            4,014            3,545
Discontinued operations:
     Loss from discontinued operations, net of income tax
          benefit                                                         (2,295)            (553)          (2,946)          (1,992)
     Gain on sale of discontinued operations,
          including loss of $483 during phase out period                   1,054             --              1,054             --
                                                                       ---------        ---------        ---------        ---------
Net income                                                             $     892        $   1,358        $   2,122        $   1,553
                                                                       =========        =========        =========        =========

Earnings per share
    Basic
         Continuing  operations                                        $    0.24        $    0.22        $    0.45        $    0.41
         Discontinued operations                                           (0.14)           (0.07)           (0.21)           (0.23)
                                                                       ---------        ---------        ---------        ---------
    Total                                                              $    0.10        $    0.15        $    0.24        $    0.18
                                                                       =========        =========        =========        =========

Earnings per share
    Diluted
         Continuing  operations                                        $    0.24        $    0.22        $    0.45        $    0.40
         Discontinued operations                                           (0.14)           (0.07)           (0.21)           (0.22)
                                                                       ---------        ---------        ---------        ---------
    Total                                                              $    0.10        $    0.15        $    0.24        $    0.18
                                                                       =========        =========        =========        =========

Shares used in per share calculation
    Basic                                                                  8,945            8,767            8,939            8,745
                                                                       =========        =========        =========        =========
    Diluted                                                                8,982            8,855            8,996            8,825
                                                                       =========        =========        =========        =========


           The accompanying notes are an integral part of these condensed consolidated financial statements

                                                                                                                                   4


                                                Bell Microproducts Inc.
                                    Condensed Consolidated Statements of Cash Flows
                                      (Increase/(decrease) in cash, in thousands)
                                                      (unaudited)

                                                                                                          Six months ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------
Cash flows from operating activities:
Income from continuing activities                                                                        $  4,014          $  3,545
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                                     1,001               477
          Change in allowance for doubtful accounts                                                         1,066             1,325
          Change in deferred income taxes                                                                    --                  13
          Changes in assets and liabilities:
              Accounts receivable                                                                         (28,585)          (13,348)
              Inventories                                                                                 (20,869)            6,344
              Prepaid expenses                                                                                155               (26)
              Other assets                                                                                 (1,825)               (4)
              Accounts payable                                                                             25,674             8,070
              Other accrued liabilities                                                                      (154)            2,525
                                                                                                         --------          --------
                Net cash (used in) provided by continuing operating activities
                                                                                                          (19,523)            8,921
                Net cash used in discontinued operations                                                   (1,765)           (7,357)
                                                                                                         --------          --------

                Net cash (used in) provided by operating activities                                       (21,288)            1,564
                                                                                                         --------          --------

Cash flows from investing activities:
Acquisition of property, equipment and other, net                                                          (1,577)             (698)
Proceeds from sale of business                                                                             34,665              --
                                                                                                         --------          --------

                      Net cash provided by (used in) investing activities                                  33,088              (698)
                                                                                                         --------          --------

Cash flows from financing activities:
Net repayments under line of credit agreement                                                             (12,100)           (4,600)
Proceeds from issuance of Common Stock                                                                        535               925
Principal payments on long term liabilities                                                                     3                 7
                                                                                                         --------          --------

                Net cash (used in) financing activities                                                   (11,562)           (3,668)
                                                                                                         --------          --------

Effect of exchange rate changes on cash                                                                       162              --
                                                                                                         --------          --------
Net incease (decrease) in cash                                                                                400            (2,802)
Cash at beginning of period                                                                                 4,082             6,325
                                                                                                         --------          --------
Cash at end of period                                                                                    $  4,482          $  3,525
                                                                                                         ========          ========



                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                                   5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

         As a result of completing the sale of its Quadrus Contract Manufacturing Division, as disclosed below, the Company operates in one operating segment - the distribution segment. The Company markets and distributes a broad range of semiconductor and computer products primarily to industrial OEM's, hardware integrators, VARs and other resellers.

         The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

Discontinued Operations

         On April 30, 1999 the Company announced and on June 8, 1999 the Company completed the sale of its Contract Manufacturing Division, Quadrus, for a total consideration of approximately $34.7 million. As a result, the operations of Quadrus have been classified as discontinued in the accompanying condensed financial statements and notes. In the second quarter period prior to the announcement, April 1, 1999 to April 30, 1999, Quadrus' revenues were $5.3 million with a net loss of $2.3 million after allocated interest expense of $0.4 million. For the quarter ended June 30, 1998, revenues were $20.3 million with a net loss of $1.4 million, after allocated interest expense of $0.5 million.

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

Note 2 - Acquisitions:

         On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of Future Tech International, Inc., a privately held company located in Miami. Future Tech has been a leading value-added distributor of computer components to markets of Latin America and the Caribbean. The Company distributes products from AMD, Canon, Maxtor, NEC, Quantum and other leading manufacturers, and manufactures and markets its proprietary Markvision-branded products.

         The acquisition will be accounted for as a purchase. The assets acquired were primarily accounts receivable, inventory and fixed assets. As consideration for the assets purchased, the Company paid $1.5 million in cash, assumed certain liabilities, primarily trade accounts payable, and is obligated to pay an additional $1.0 million in cash, subject to certain contingent offsets and reductions within 45 days of the closing date.

         Allocation of the purchase price over the estimated fair value of the assets acquired and liabilities assumed and proforma consolidated income and revenue will be disclosed by amendment to Form 8-K within the time prescribed by
Item 7 (a) (4) of Form 8-K.

Note 3 - Earnings per Share:

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

                                             Three Months Ended Six Months Ended
                                                  June 30,          June 30,
                                               ---------------   ---------------
                                                1999     1998     1999     1998
                                               ------   ------   ------   ------
Net income                                     $  892   $1,358   $2,122   $1,553
                                               ======   ======   ======   ======
Weighted average common shares
  outstanding (Basic)                           8,945    8,767    8,939    8,745

Effect of dilutive warrants and options            37       88       57       80
                                               ------   ------   ------   ------
Weighted average common shares outstanding
(Diluted)                                       8,982    8,855    8,996    8,825
                                               ======   ======   ======   ======


Note 4 - Property and Equipment:

         A summary of property and equipment follows (in thousands):

                                          June 30, 1999        December 31, 1998
                                          -------------        -----------------
Computer and other equipment                $ 4,085                  $ 3,121
Furniture and fixtures                        1,930                    1,761
Leasehold improvements                          649                      476
Warehouse and other equipment                   705                      484
                                            -------                  -------
                                              7,369                    5,842
Accumulated depreciation                     (3,056)                  (2,487)
                                            -------                  -------
Total                                       $ 4,313                  $ 3,355
                                            =======                  =======

Note 5 - Line of Credit:

         On November 12, 1998 and as further amended in July, 1999, the Company entered into a Third Amended and Restated Syndicated Credit Agreement, arranged by California Bank & Trust, as Agent. The amendment increased the Company's $100 million revolving line of credit to $130 million. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.85%. At June 30, 1999, the prime interest rate was 7.75%. The balance outstanding on the revolving line of credit at June 30, 1999 was $90.3 million. The revolving line of credit has a final payment due date of July 2000, however in the third quarter of 1999, the Company expects to extend the maturity date to May 31, 2001. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. As a result of the loss from discontinued operations in the quarter ended June 30, 1999 the Company was not in compliance with one of its covenants in its Amended and Restated Syndicated Credit Agreement. The Company received a waiver from its banks regarding this non-compliance.

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

Three months ended June 30, 1999 compared to three months ended June 30, 1998

         Sales were $231.6 million for the quarter ended June 30, 1999, which represented an increase of $107.2 million, or 86% compared to the same quarter in 1998. Computer product sales increased by $104.0 million primarily due to the growth in unit sales in existing product lines, the addition of new lines and expansion of the customer base related to the acquisitions of the Computer Products Division of Almo Corporation ("Almo CPD") and Tenex Data Division of Axidata, Inc. ("Tenex Data") in November 1998. Semiconductor sales increased by $3.2 million primarily due to growth in unit sales in existing product lines and the addition of new lines.

         The Company's gross profit for the second quarter of 1999 was $20.8 million, an increase of $6.1 million, or 41% from the second quarter of 1998. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, overall gross margins were 9.0% compared to 11.8% in the same period last year. This decrease was primarily due to increased competitive pricing in the industry, the increase in the proportion of computer product sales, which typically have lower margins than semiconductors and customer mix.

         Selling, general and administrative expenses increased to $15.9 million in the second quarter of 1999 from $10.8 million in the second quarter of 1998, an increase of $5.1 million, or 47%. This increase in expenses was attributable to the acquisitions of Almo CPD and Tenex Data, the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support, and increased sales volume.

         Interest expense was $1.6 million in the second quarter of 1999 as compared to $0.6 million in the same period last year. This increase was primarily due to higher bank borrowings throughout the second quarter of 1999 in relation to the comparable 1998 quarter.

         In the second  quarter of 1999,  the Company  recognized  remeasurement
gains  of  approximately   $358,000  which  was  relating  to  foreign  currency
transactions of Tenex Data.

         The effective income tax rate remained the same, 42%, during both periods.

Six Months ended June 30, 1999 compared to six months ended June 30, 1998

         Sales were $451.2 million for the six months ended June 30, 1999, which represented an increase of $210.2 million, or 87% over the same period in 1998. The increase in sales was attributable to growth in unit sales in existing product lines, the addition of new lines and expansion of the customer base related to the acquisitions of Almo CPD and Tenex Data in November 1998.

         The Company's gross profit for the first six months of 1999 was $40.2 million, an increase of $10.9 million or 37.2% over the first six months of 1998. As a percentage of sales, gross margin decreased to 8.9%, compared to 12.2% in the same period last year. This decrease is primarily due to increased competitive pricing in the industry, the increase in the proportion of computer product sales, which typically have lower margins than semiconductors and customer mix.

         Selling, general and administrative expenses increased to $30.9 million in the first six months of 1999 from $21.8 million in the first six months of 1998, which represented an increase of 41%. This increase was attributable to the acquisitions of Almo CPD and Tenex Data, the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support, and increased sales volume.

         Interest expense was $2.8 million in the first six months of 1999 as compared to $1.4 million in the same period last year. This increase was primarily due to higher bank borrowings throughout the six month period in relation to the comparable 1998 period.

         In the first six months of 1999, the Company  recognized  remeasurement
gains  of  approximately   $358,000  which  was  relating  to  foreign  currency
transactions of Tenex Data, acquired in November 1998.

         The effective income tax rate remained the same, 42%, during both periods.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         The Company's revolving line of credit is $130 million. In May 1999 the line of credit was temporarily increased to $140 million to enable the Company to take advantage of certain inventory purchase terms. The $10 million increase expired June 1, 1999. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.85%. At June 30, 1999, the prime interest rate was 7.75%. The balance outstanding on the revolving line of credit at June 30, 1999 was $90.3 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, new investments and profitability. As a result of the loss from discontinued operations in the quarter ended June 30, 1999, the Company was not in compliance with one of its covenants in its Amended and Restated Syndicated Credit Agreement. The Company received a waiver from its banks regarding this noncompliance. There can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of Future Tech International, Inc. The Company paid $1.5 million in cash and is obligated to pay additional consideration of $1.0 million, subject to certain offsets and reductions within 45 days of the closing date. On June 8, 1999 the Company sold its Contract Manufacturing Division, Quadrus, for a total cash consideration of $34.7 million. On November 13, 1998, the Company acquired the Computer Products Division of Almo Corporation for a total consideration of approximately $21.7 million. On November 19, 1998, the Company acquired Tenex Data, a division of Axidata, Inc. for a total consideration of approximately $5.8 million. Both the 1998 acquisitions were financed with cash and funded through the Company's revolving line of credit.

         Net cash used in operating activities for the six months ended June 30, 1999, was $21.3 million. The Company's net accounts receivable as of June 30, 1999 increased to $133.4 million from $106.6 million as of December 31, 1998. The Company's accounts payable increased to $98.0 million as of June 30, 1999 from $72.0 million as of December 31, 1998, primarily due to increased inventory purchases as well as timing of inventory receipts and payments related thereto. The Company's inventories as of June 30, 1999 increased to $125.9 million from $105.3 million as of December 31, 1998, primarily as a result of the Company's need to support anticipated future sales requirements. Net cash provided by investing activities during the six months ended June 30, 1999 totaled $33.1 million, which was primarily related to the sale of Quadrus. Net cash used in financing activities during the six months ended June 30, 1999 totaled $11.6 million, which was primarily related to the borrowings under the Company's line of credit. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

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

         The Company has completed the first two phases in that it has identified all affected systems and equipment, both IT and non-IT, and has completed its Year 2000 compliance evaluation. The Company has determined that the majority of its affected systems (both software and hardware) require upgrade versus replacement in order to become Year 2000 compliant. As of June 30, 1999, the Company completed phase three, remediation of affected systems and equipment, for its business critical systems. The Company plans to continue testing these systems throughout the remainder of 1999 to ensure continual Year 2000 compliance. As of June 30, 1999, the Company has incurred expenses totaling approximately $105,000. Estimated costs to complete the implementation including installation/upgrade, testing and training is approximately $150,000.

The Company has an objective for its secondary systems and equipment to be Year 2000 compliant in the third quarter of 1999 and will continue testing throughout the year.

         The Company has identified and contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers and contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. In the event Year 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to the Company at present, the Company believes that the most likely worst case scenario is a temporary disruption in infrastructure service, particularly power and telecommunications, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in the year 2000. The Company has no contingency plan regarding the most reasonably likely case scenario in the event it does not adequately address the Year 2000 issue. The Company planned to develop a contingency plan before April 1,1999, however the plans were delayed until the third quarter of 1999 due to the acquisition of Future Tech in July 1999, the sale of Quadrus in June 1999, and the two acquisitions in November 1998.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's line of credit has an interest rate that is based on associated rates such as LIBOR and the Prime Rate that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An effective increase or decrease of 10% in such interest rate percentages would affect the Company's results from continuing operations by approximately 6%. The potential change noted above is based on sensitivity analysis performed by the Company as of June 30, 1999.

         Substantially all of the Company's revenue and capital expenditure are transacted in US Dollars. As a result of transactions in other currencies, the Company has recognized foreign currency remeasurement gain of $358,000 during the quarter ended June 30, 1999. The Company is likely to be subject to increased foreign currency transactions and associated risks of depreciation of value and volatility of cashflows following the acquisitions of Future Tech and Tenex Data. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         Registrant held its Annual Meeting of Shareholders on May 13, 1999.

         At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                                   For               Against          Abstention           Nonvotes
                                             ----------------    ----------------   ----------------    ---------------
              W. Donald Bell                     7,966,741             --                 26,325              --
              Gordon A. Campbell                 7,970,941             --                 22,125              --
              Glenn E. Penisten                  7,970,741             --                 22,325              --
              Edward L. Gelbach                  7,970,941             --                 22,125              --
              James Ousley                       7,970,741             --                 22,325              --
              Eugene B. Chaiken                  7,970,741             --                 22,325              --

2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending
         December 31, 1999.

                                                  For                Against          Abstention           Nonvotes
                                           ------------------    ----------------   ----------------    ---------------
                                              7,976,175               10,350              6,541              --

Item 6.           Exhibits and Reports

                  (a)      Exhibits:

                           27. Financial Data Schedule for the six months ended June 30, 1999.

                           99.1 Third Amended and Restated Credit Agreement dated as of November 12, 1998, conformed to include the First Amendment thereto, effective May 14, 1999.

                           99.2 Second Amendment to Third Amended and Restated Credit Agreement.


                  (b)      Reports on Form 8-K:

                           On June 23, 1999, the Company filed a Report on Form 8-K to report the sale of the Company's Contract Manufacturing Division, Quadrus to Pemstar Inc. for cash in the amount of $34.7 million. Proforma financial statements for Bell Microproducts reflecting the effects of discontinued operations upon the sale of Quadrus were presented as an exhibit to to Item 7(b) of this Form 8-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 16, 1999


                          BELL MICROPRODUCTS INC.





                          By:      Remo E. Canessa
                              -----------------------------------------------
                          Vice President of Finance and Operations,
                          Chief Financial Officer
                         (Principal Financial Officer and Accounting Officer)