Form 10-Q
period 1999-09-30
BELL MICROPRODUCTS INC
filed 1999-11-15
CIK 900708

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

         For the quarterly period ended:    September 30, 1999
                                         ----------------------------

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to  ____________

         Commission file number       0-21528
                                 -----------------

                             Bell Microproducts Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                             94-3057566
--------------------------------------                    ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1941 Ringwood Avenue, San Jose, California                       95131-1721
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

         Yes  X    No           initial report, previously not required to file
             ---      ---

Common Stock, $.01 Par Value -- Number of Shares Outstanding at September 30, 1999: 9,182,559


                                              BELL MICROPRODUCTS INC.
                                                 INDEX TO FORM 10-Q

                                                                                                     Page
PART  I  -  FINANCIAL INFORMATION                                                                   Number
                                                                                                    ------
        Item 1:       Financial Statements

                           Condensed Consolidated Balance Sheets - September 30, 1999 and
                           December 31, 1998                                                          3

                           Condensed Consolidated Statements of Income - Three months and nine
                           months ended September 30, 1999 and 1998                                   4

                           Condensed Consolidated Statements of Cash Flows -  Nine months
                           ended September 30, 1999 and 1998                                          5

                           Notes to Condensed Consolidated Financial Statements                       6


        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              8

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                       11


PART II  -  OTHER INFORMATION

        Item 6:            Exhibits and Reports                                                      13

        Signature:                                                                                   14




PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                                    Bell Microproducts Inc.
                                              Condensed Consolidated Balance Sheets
                                                         (in thousands)
                                                          (unaudited)

                                                                                                     September 30,      December 31,
                                                                                                        1999               1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                                                             $  3,412           $  4,082
     Accounts receivable, net                                                                          158,682            106,609
     Inventories                                                                                       138,247            105,330
     Deferred income taxes                                                                               4,072              4,072
     Prepaid expenses                                                                                    2,742              1,154
     Assets of discontinued operations                                                                    --               47,790
                                                                                                      --------           --------
                  Total current assets                                                                 307,155            269,037

Property and equipment, net                                                                              6,097              3,355
Goodwill, net                                                                                           16,214             12,362
Other assets                                                                                             1,003                826
                                                                                                      --------           --------
     Total assets                                                                                     $330,469           $285,580
                                                                                                      ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                 $128,709           $ 72,002
     Other accrued liabilities                                                                           9,057              8,429
     Liabilities related to discontinued
        operations                                                                                        --               16,240
                                                                                                      --------           --------
                  Total current liabilities                                                            137,766             96,671

Borrowing under the line of credit                                                                      99,500            102,400
Other liabilities                                                                                           37                 33
                                                                                                      --------           --------
     Total liabilities                                                                                 237,303            199,104
                                                                                                      --------           --------

Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 9,183 and 8,914 issued and outstanding                                               58,155             56,181
     Retained earnings                                                                                  34,725             30,247
     Accumulated other comprehensive income                                                                286                 48
                                                                                                      --------           --------
         Total shareholders' equity                                                                     93,166             86,476
                                                                                                      --------           --------

     Total liabilities and shareholders' equity                                                       $330,469           $285,580
                                                                                                      ========           ========


                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                                                                                   3

                                                    Bell Microproducts Inc.
                                           Condensed Consolidated Statements of Income
                                             (in thousands, except per share data)
                                                         (unaudited)


                                                                       --------------------------        ---------------------------
                                                                           Three months ended                 Nine months ended
                                                                              September 30,                     September 30,
                                                                       --------------------------        ---------------------------
                                                                         1999              1998             1999             1998
                                                                       ---------        ---------        ---------        ---------
Net sales                                                              $ 283,359        $ 148,815        $ 734,585        $ 389,875
Cost of sales                                                            259,384          133,085          670,387          344,820
                                                                       ---------        ---------        ---------        ---------
Gross profit                                                              23,975           15,730           64,198           45,055

Selling general and administrative expenses                               18,253           11,373           49,134           33,211
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations                                          5,722            4,357           15,064           11,844
Interest expense                                                           1,676              748            4,456            2,124
Foreign exchange remeasurement gain                                         (123)            --               (481)            --
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations before

   income taxes                                                            4,169            3,609           11,089            9,720
Provision for income taxes                                                 1,813            1,516            4,719            4,082
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations                                          2,356            2,093            6,370            5,638
Discontinued operations:
   Loss from discontinued operations,
      net of income tax benefit                                             --                (42)          (2,946)          (1,950)
   Gain on sale of contract manufacturing division,
      net of income tax benefit                                             --               --              1,054             --
                                                                       ---------        ---------        ---------        ---------
Net income                                                             $   2,356        $   2,135        $   4,478        $   3,688
                                                                       =========        =========        =========        =========
Earnings per share
    Basic
         Continuing  operations                                        $    0.26        $    0.24        $    0.71        $    0.64
         Discontinued operations                                            --               --              (0.21)           (0.22)
                                                                       ---------        ---------        ---------        ---------
    Total                                                              $    0.26        $    0.24        $    0.50        $    0.42
                                                                       =========        =========        =========        =========
Earnings per share
    Diluted
         Continuing  operations                                        $    0.26        $    0.24        $    0.70        $    0.64
         Discontinued operations                                            --               --              (0.21)           (0.22)
                                                                       ---------        ---------        ---------        ---------
    Total                                                              $    0.26        $    0.24        $    0.49        $    0.42
                                                                       =========        =========        =========        =========

Shares used in per share calculation
    Basic                                                                  9,096            8,831            8,991            8,774
                                                                       ---------        ---------        ---------        ---------
    Diluted                                                                9,211            8,874            9,068            8,841
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

                                                                                                                                   4

                                                    Bell Microproducts Inc.
                                        Condensed Consolidated Statements of Cash Flows
                                          (Increase/(decrease) in cash, in thousands)
                                                          (unaudited)

                                                                                                     Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------
Cash flows from operating activities:
Income from continuing activities                                                                        $  6,370          $  5,637
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                                     1,575               746
          Change in allowance for doubtful accounts                                                          (340)            1,984
          Change in deferred income taxes                                                                    --                  13
          Changes in assets and liabilities:
              Accounts receivable                                                                         (40,323)          (14,832)
              Inventories                                                                                 (30,528)           (4,232)
              Prepaid expenses                                                                              1,217              (148)
              Other assets                                                                                   (177)              (17)
              Accounts payable                                                                             35,408            15,251
              Other accrued liabilities                                                                    (1,317)            2,912
                                                                                                         --------          --------
                Net cash (used in) provided by continuing operating activities                            (28,115)            7,314
                Net cash used in discontinued operations                                                   (1,765)          (10,083)
                                                                                                         --------          --------
                Net cash used in operating activities                                                     (29,880)           (2,769)
                                                                                                         --------          --------

Cash flows from investing activities:

Acquisition of property, equipment and other, net                                                          (2,602)           (1,332)
Acquisition of business                                                                                    (2,196)             --
Proceeds from sale of business                                                                             34,665              --
                                                                                                         --------          --------
                      Net cash provided by (used in) investing activities                                  29,867            (1,332)
                                                                                                         --------          --------

Cash flows from financing activities:
Net (repayments)/borrowings under line of credit agreement                                                 (2,900)            4,500
Proceeds from issuance of Common Stock                                                                      1,974               990
Principal payments on long term liabilities                                                                     4                11
                                                                                                         --------          --------
                Net cash (used in) provided by financing activities                                          (922)            5,501
                                                                                                         --------          --------
Effect of exchange rate changes on cash                                                                       265              --
                                                                                                         --------          --------
Net (decrease) increase in cash                                                                              (670)            1,400
Cash at beginning of period                                                                                 4,082             6,325
                                                                                                         --------          --------
Cash at end of period                                                                                    $  3,412          $  7,725
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

                                                                                                                                   5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

         The Company operates in one operating segment. The Company markets and distributes a broad range of semiconductor and computer products primarily to industrial OEM's, hardware integrators, VARs and other resellers.

         The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. The operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

Note 2 - Acquisitions:

         On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of Future Tech International, Inc. ("FTI"), a privately held company located in Miami. Prior to its reorganization in bankruptcy, FTI was a leading value-added distributor of computer components to markets of Latin America and the Caribbean. FTI distributes products from AMD, Canon, Maxtor, NEC, Quantum and other leading manufacturers, and manufactures and markets its proprietary Markvision-branded products.

         The acquisition was accounted for as a purchase. The assets acquired were primarily accounts receivable, inventory and fixed assets. As consideration for the assets purchased, the Company paid $2.2 million in cash, including acquisition costs and assumed certain liabilities, primarily trade accounts payable. The Company is obligated to pay up to an additional $4.5 million in cash within 21 months of the closing date as a contingent incentive payment to be based upon earnings achieved up to the first anniversary of the closing date.

         The purchase price was allocated to the acquired assets and liabilities based upon management's estimate of their fair market values as of the acquisition date as follows (in thousands):

                     Restricted cash              $     23
                     Accounts receivable            12,576
                     Inventories                     2,639
                     Equipment and other assets      3,947
                     Goodwill                        4,227
                     Accounts payable              (20,989)
                     Other accrued liabilities        (204)
                                                  --------
                     Total  consideration         $  2,219
                                                  ========

         The results of operations of FTI have been included with those of the Company for periods subsequent to the date of acquisition. Set forth below is the unaudited proforma combined summary of operations of the Company for three months and nine months ended September 30, 1999 and 1998, as if the acquisition had been made on January 1, 1998 (in thousands).

                                                    Nine Months Ended
                                                      September 30,
                                                 ---------------------
          Net sales                              $807,313     $524,536
          Net income                             $  1,348     $  1,018

          Earnings per share
            Basic                                $   0.15     $   0.12
                                                 ========     ========
            Diluted                              $   0.15     $   0.12
                                                 ========     ========

          Shares used in per share
            calculation
            Basic                                   8,991        8,774
                                                 ========     ========
            Diluted                                 9,068        8,841
                                                 ========     ========


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


         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

                                                                             Three Months Ended          Nine Months Ended
                                                                                 September 30,              September 30,
                                                                             --------------------      -------------------
                                                                              1999         1998         1999         1998
                                                                             ------       ------       ------       ------

          Net income                                                         $2,356       $2,135       $4,478       $3,688
                                                                             ======       ======       ======       ======
          Weighted average common shares outstanding
          (Basic)                                                             9,096        8,831        8,991        8,774
          Effect of dilutive warrants and options                               115           43           77           67
                                                                             ------       ------       ------       ------
          Weighted average common shares outstanding
          (Diluted)                                                           9,211        8,874        9,068        8,841
                                                                             ======       ======       ======       ======




Note 4 - Property and Equipment:

         A summary of property and equipment follows (in thousands):

                                       September 30, 1999      December 31, 1998
                                       ------------------      -----------------
Computer and other equipment               $ 4,931               $ 3,121
Furniture and fixtures                       2,246                 1,761
Leasehold improvements                         925                   476
Warehouse and other equipment                1,433                   484
                                           -------               -------
                                             9,535                 5,842
Accumulated depreciation                    (3,438)               (2,487)
                                           -------               -------
Total                                      $ 6,097               $ 3,355
                                           =======               =======

Note 5 - Line of Credit:

         On November 12, 1998, the Company entered into a Third Amended and Restated Syndicated Credit Agreement, arranged by California Bank & Trust as Agent, which was further amended in October 1999. The Third Amended and Restated Syndicated Credit Agreement increased the Company's $100 million revolving line of credit to $130 million. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.85%. At September 30, 1999, the prime interest rate was 8.25%. The balance outstanding on the revolving line of credit at September 30, 1999 was $99.5 million. The revolving line of credit has a final payment due date of October 31, 2000. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. At September 30, 1999 the Company was not in compliance with one of its covenants in its Third Amended and Restated Syndicated Credit Agreement. In conjunction with the October 1999 amendment, the Company received a waiver from its banks regarding this non-compliance.

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

Three months ended September 30, 1999 compared to three months ended September 30, 1998

         Sales were $283.4 million for the quarter ended September 30, 1999, which represented an increase of $134.6 million, or 90% compared to the same quarter in 1998. Computer product sales increased by $116.9 million primarily due to the expansion of the customer base related to the acquisitions of the Computer Products Division of Almo Corporation ("Almo CPD") and Tenex Data Division of Axidata, Inc. ("Tenex Data") in November 1998, the acquisition of FTI in July 1999 and to the growth in unit sales in existing product lines and the addition of new lines. Semiconductor sales increased by $18.0 million primarily due to the acquisition of FTI, growth in unit sales in existing product lines and the addition of new lines.

         The Company's gross profit for the third quarter of 1999 was $24.0 million, an increase of $8.3 million, or 53% from the third quarter of 1998. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, overall gross margins were 8.5% compared to 10.6% in the same period last year. This decrease was primarily due to increased competitive pricing in the industry and the increase in the proportion of computer product sales, which typically have lower margins than semiconductors.

         Selling, general and administrative expenses increased to $18.3 million in the third quarter of 1999 from $11.4 million in the third quarter of 1998, an increase of $6.9 million, or 61%. This increase in expenses was attributable to the acquisitions of Almo CPD, Tenex Data and FTI, the Company's continuing effort to strengthen its financial and administrative support, and increased sales volume.

         Interest expense was $1.7 million in the third quarter of 1999 as compared to $0.7 million in the same period last year. This increase was primarily due to higher bank borrowings throughout the third quarter of 1999 in relation to the comparable 1998 quarter.

         In the third quarter of 1999, the Company recognized remeasurement gains of approximately $123,000 relating to the retranslation of US dollar denominated debt of Tenex Data.

         The effective income tax rate increased to 43% in the third quarter of 1999 from 42% in the same period in 1998. This increase was primarily due to the reduction of certain tax credits, resulting from the sale of the Company's contract manufacturing division.

Nine Months ended September 30, 1999 compared to nine months ended September 30, 1998

         Sales were $734.6 million for the nine months ended September 30, 1999, which represented an increase of $344.7 million, or 88% over the same period in 1998. The increase in sales was attributable to growth in unit sales in existing product lines, the addition of new lines and expansion of the customer base related to the acquisitions of Almo CPD and Tenex Data in November 1998, and the acquisition of FTI in July of 1999.

         The Company's gross profit for the first nine months of 1999 was $64.2 million, an increase of $19.1 million or 42% over the first nine months of 1998. As a percentage of sales, gross margin decreased to 8.7%, compared to 11.6% in the same period last year. This decrease was primarily due to increased competitive pricing in the industry and the increase in the proportion of computer product sales, which typically have lower margins than semiconductors.

         Selling, general and administrative expenses increased to $49.1 million in the first nine months of 1999 from $33.2 million in the first nine months of 1998, which represented an increase of 48%. This increase was attributable to the acquisitions of Almo CPD, Tenex Data and FTI, the Company's continuing effort to strengthen its financial and administrative support, and increased sales volume.

         Interest expense was $4.5 million in the first nine months of 1999 as compared to $2.1 million in the same period last year. This increase was primarily due to higher bank borrowings throughout the nine month period in relation to the comparable 1998 period.

         In the first nine months of 1999, the Company recognized remeasurement gains of approximately $481,000 relating to the retranslation of US dollar denominated debt of Tenex Data.

         The effective income tax rate increased to 43% in the first nine months of 1999, from 42% in the same period in 1998. This increase was primarily due to the reduction of certain tax credits resulting from the sale of the Company's contract manufacturing division.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         The Company's revolving line of credit is $130 million. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate or the adjusted LIBOR rate plus 1.85%. At September 30, 1999, the prime interest rate was 8.25%. The balance outstanding on the revolving line of credit at September 30, 1999 was $99.5 million. The revolving line of credit has a final payment due date of October 31, 2000. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, new investments and profitability. At September 30, 1999 the Company was not in compliance with one of its covenants in its Third Amended and Restated Syndicated Credit Agreement. In conjunction with the October 1999 amendment, the Company received a waiver from its banks regarding this noncompliance. There can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Third Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of FTI for a purchase price of approximately $2.2 million in cash including acquisition costs. The acquisition, which was accounted for as a purchase, was funded through borrowings under the Company's revolving line of credit. On June 8, 1999 the Company sold its Contract Manufacturing Division, Quadrus, for a total cash consideration of $34.7 million. On November 13, 1998, the Company acquired the Computer Products Division of Almo Corporation for approximately $20.7 million in cash and a stock warrant valued at $1.0 million. On November 19, 1998, the Company acquired Tenex Data, a division of Axidata, Inc. for a total consideration of approximately $5.8 million in cash. Both the 1998 acquisitions were funded through the Company's revolving line of credit.

         Net cash used in operating activities for the nine months ended September 30, 1999 was $29.9 million. The Company's net accounts receivable as of September 30, 1999 increased to $158.7 million from $106.6 million as of December 31, 1998. The Company's accounts payable increased to $128.7 million as of September 30, 1999 from $72.0 million as of December 31, 1998, primarily due to increased inventory purchases. The Company's inventories as of September 30, 1999 increased to $138.2 million from $105.3 million as of December 31, 1998, primarily as a result of the Company's need to support anticipated future sales requirements. Net cash provided by investing activities during the nine months ended September 30, 1999 totaled $29.9 million, which was primarily related to the sale of Quadrus. Net cash used in financing activities during the nine months ended September 30,

1999 totaled $0.9 million, which was primarily related to the borrowings under the Company's line of credit. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

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

         The Company completed the first two phases in that it has identified all affected systems and equipment, both IT and non-IT, and has completed its Year 2000 compliance evaluation. The Company determined that the majority of its affected systems (both software and hardware) required upgrade versus replacement in order to become Year 2000 compliant. As of September 30, 1999, the Company completed phase three, remediation of affected systems and equipment, for its business critical systems. The Company plans to continue testing these systems throughout the remainder of 1999 to ensure continual Year 2000 compliance. The Company has an objective for its secondary systems and equipment to be Year 2000 compliant in the fourth quarter of 1999 and will continue testing throughout the year. As of September 30, 1999, the Company has incurred expenses totaling approximately $200,000, and expects to incur an estimated additional $20,000 to complete its Year 2000 readiness.

         The Company has identified and contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers and contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected. In the event Year 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to the Company at present, the Company believes that the most likely worst case scenario is a temporary disruption in infrastructure service, particularly power and telecommunications, which could adversely impact supplier deliveries or customer shipments. The Company has developed a contingency plan regarding the most reasonably likely case scenario in the event it has not adequately addressed the Year 2000 issue. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in the year 2000.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's line of credit has an interest rate that is based on associated rates such as LIBOR and the Prime Rate that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An effective increase or decrease of 10% in such interest rate percentages would affect the Company's results from continuing operations by approximately 3%. The potential change noted above is based on sensitivity analysis performed by the Company as of September 30, 1999.

         Substantially all of the Company's revenue and capital expenditure are transacted in US Dollars. As a result of transactions in other currencies, the Company has recognized foreign currency remeasurement gain of $481,000 during the quarter ended September 30, 1999. The Company is likely to be subject to increased foreign currency transactions and associated risks of depreciation of value and volatility of cashflows following the acquisitions of Future Tech and Tenex Data. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

PART II  -  OTHER INFORMATION

Item 6. Exhibits and Reports

(a)      Exhibits:

     27.    Financial Data Schedule for the nine months ended September 30, 1999

     99. Waiver and Third Amendment to Third Amended and Restated Credit Agreement dated as of October 15, 1999

     99.1* Employment Agreement dated as of July 1, 1999 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer

     99.2 Management Retention Agreements between the Registrant and the following executive officers of the Registrant: W. Donald Bell and Remo E. Canessa

     * Confidential treatment has been sought for portions of this document.

Reports on Form 8-K:

            On October 4, 1999 the Company filed a Form 8-K/A under Item 2. which amended the Company's current report in Form 8-K dated August 4, 1999, regarding its acquisition of Future Tech International, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 15, 1999

                          BELL MICROPRODUCTS INC.

                          By: Remo E. Canessa
                             ------------------------------------------
                          Vice President of Finance and Operations,
                          Chief Financial Officer
                          (Principal Financial Officer and Accounting Officer)