Form 10-Q/A
period 1999-09-30
BELL MICROPRODUCTS INC
filed 2000-01-10
CIK 900708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] Amendment No.1 to Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________

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

              1941 Ringwood Avenue, San Jose, California 95131-1721
             (Address of principal executive offices with zip code)

       Registrant's telephone number, including area code: (408) 451-9400

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

     Number of shares of Common Stock ($0.01 Par Value) outstanding as of September 30, 1999: 9,182,559

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports

     (a)  Exhibits:

          10.19*   Employment Agreement  dated as of July 1,  1999  between  the
                   Registrant  and  W.  Donald   Bell,  the  Registrant's  Chief
                   Executive Officer

----------
* Confidential Treatment has been sought for portions of this document.

The Registrant is filing this Amendment No. 1 to Quarterly Report on Form 10Q for the period ended September 30, 1999, in order to revise Item 6(a) "Exhibits" of Part II "Other Information".

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BELL MICROPRODUCTS INC.


                                        /s/ Remo E. Canessa
                                        ----------------------------------------
                                        Remo E. Canessa, Vice President of
                                        Finance and Operations, Chief Financial
                                        Officer (duly authorized Principal
                                        Financial and Accounting Officer)

                                        Date: January 10, 2000