Form 10-K
period 1999-12-31
BELL MICROPRODUCTS INC
filed 2000-03-30
CIK 900708

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 2000, was approximately $119,432,070 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of Registrant's Common Stock outstanding as of March 15, 2000 was 9,345,747.

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 11, 2000 are incorporated by reference into
Part III of this Form 10-K

     Index of Exhibits appears on Pages 43, 44 and 45.

================================================================================

                                 PART I

ITEM 1:  Business

     Founded in 1987, Bell Microproducts Inc. and its subsidiaries (the "Company") markets and distributes a select group of semiconductor and computer products to original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). Semiconductor products include memory, logic, microprocessor, peripheral and specialty components. Computer products include disk, tape and optical drives and subsystems, drive controllers, storage systems, monitors, board-level products and computers. The Company also provides a variety of value-added services to its customers, including subsystem testing, software loading, mass storage and computer systems integration, disk drive formatting and testing, and the packaging of electronic component kits to customer specifications.

     When used in this report, the words "expects," "anticipates," "estimates," "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A under the Securities Act of 1933 and Section 21E under the Securities Exchange Act of 1934. Such statements include but are not limited to statements regarding the ability to obtain favorable product allocations and the ability to increase gross profit while controlling expenses. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including those risks described under "Risk Factors" below.

Products and Services

Computer Products

     While a substantial portion of the Company's sales of computer products in 1999 was attributable to hard disk drives, the Company's computer product sales also included tape drives, optical disk drives, networking products, monitors, computers, motherboards and value-added services and solution products. Based on a comparison of its product lines with product lines offered by other major industrial electronics distributors, the Company believes that its breadth of product offerings for mass storage computer products is among the strongest in the industry. The Company distributes these products primarily to industrial OEMs, hardware integrators, VARs and other resellers.

     Disk, Tape and Optical Drives. The Company sells floppy, hard and optical disk and tape drives to a wide range of customers, including industrial OEMs (some of which produce computer, office, medical and telecommunications products), as well as integrators and manufacturers of computers based on the UNIX, DOS/Windows, Linux and Macintosh operating systems and frequently markets subsystems to integrators and VARs. To serve these customers, Bell Microproducts offers a full range of products from the industry leaders in mass storage such as IBM, Maxtor Corporation, Quantum Corporation, Seagate Technology, Sun Microelectronics (a division of Sun Microsystems Inc.) and TEAC.

     Networking Products. The Company sells specialized board-level mass storage and memory systems products including full "plug and play" (ready for immediate installation) tape, optical (including jukebox) and RAID (Redundant Array of Inexpensive Disks) solutions for OEMs, VARs and sophisticated end users. These solutions are configured using standard components from the Company's inventory. The Company also offers one of the industries most complete lines of Fibre Channel and interconnectivity products and believes it is one of the leading resellers of these products.

     Computers. The Company delivers standard and custom configurations of motherboards, computers and file servers to the VAR and OEM markets, including medical, commercial and test system OEMs and vertical market integrators. The principal motherboard supplier is Sun Microelectronics.

Semiconductor Products

     The Company distributes a broad range of semiconductor, passive and electromechanical products including memory, logic, microprocessor, peripheral and specialty components. The products distributed primarily are advanced integrated circuits, critical to the performance of the customer's products utilizing these components. The Company's customer base for its semiconductor products comprises primarily small and medium-sized OEMs, including manufacturers of computer and office products, industrial equipment (including machine tools, factory automation and robotic equipment), scientific and medical instruments and telecommunications products. The Company's principal suppliers of semiconductor products in 1999 included Cypress Semiconductor, IBM Microelectronics, NEC Electronics, OKI Semiconductor, Quick Logic and Sony Electronics.

Value-Added Services

     The Company provides the following value-added services:

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

     Bellstor. The Company offers its own branded BellStor product line of disk and tape subsystems and RAID products to OEMs, VARs, and integrators for application in standard interface computer environments. The Bellstor product family ranges from a subsystem to a complete RAID ready (JBOD) storage solution, and extends to SAN systems and Fibre Channel products with assured interoperability via Bellstor's SANPower program.

     Trademark. The Company offers private-labeled personal computers and servers that are sold to value-add resellers under the brand name Trademark. These products are based on the Windows and Linux operating systems.

     Kitting. Kitting of customer component product requirements is provided to a select customer base. Kitting is a service whereby the Company purchases materials according to the customer's specifications and assembles them into kit form, ready for the assembly process.

Operations

     The majority of the products sold by the Company are purchased pursuant to authorized distributor agreements. These agreements generally establish marketing relationships with product manufacturers, provide for joint sales and marketing programs and generally provide the Company price protection and limited inventory rotation rights. These agreements are typically for renewable terms of one year, are non-exclusive, and authorize the Company to sell through most or all of its sales and distribution centers all or a portion of the products produced by that manufacturer.

     The Company manages the quality and quantity of its distribution inventory through its asset management group, which seeks to maximize responsiveness to customer requirements while optimizing inventory turns. Inventory management is critical to a distributor's business. The Company's strategy is to focus on a high number of resales or "turns" of existing inventory to reduce exposure to product obsolescence, changing consumer demands and declining average selling prices. The Company's computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information for the Company's distribution business. Each of the Company's sales centers is electronically linked to the Company's central computer system which provides fully integrated on-line real-time data with respect to the Company's inventory levels. Inventory turns are tracked by part number or device type, and the Company's inventory management system provides information to assist in making future purchasing and stock rotation decisions. This system seeks to enable the Company to effectively manage its inventory so as to respond quickly to customer requirements while minimizing inventory levels. The asset management group also monitors supplier stock rotation programs, inventory price protection opportunities, rejected material and other factors related to inventory quality and quantity.

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

     Over the past two decades the growth in the electronics distribution industry reflects a gradual trend among electronics manufacturers towards the use of distributors, particularly for servicing medium and smaller size OEMs and VARs. As a result of these trends, distributors such as the Company have expanded their customer lists and line cards and consequently achieved increased revenues.

Strategy

     The Company's business strategy is designed to benefit from the industry trend toward increasing use of distributors. The Company's strategy includes the following key elements:

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

     Expand Operating Profit. The Company seeks to maximize its operating profit primarily through two aspects of its sales, marketing and product strategies:
(i) increasing distribution of relatively high gross margin products, such as semiconductors Fibre Channel, interconnectivity, storage systems and its value added products and capabilities, and (ii) selling high volume products, thereby enhancing productivity and allowing the Company to increase gross profit while controlling operating expenses.

     Provide Major Market Distribution. The Company focuses its marketing and sales strategy on the major markets in the Americas with the goal of maximizing productivity per sales office. With the July, 1999 acquisition of Miami-based Future Tech, Inc., serving US customers who primarily re-sell in Latin America, the Company has extended its sales coverage to include all of the Americas. The Company addresses what it believes constitutes many of the largest sectors for semiconductor and computer products throughout the Americas. The Company will continue to evaluate potential expansion into additional markets.

Employees

     At December 31, 1999, the Company had a total of 601 employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel. Competition for such employees is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain highly qualified personnel could have a material adverse effect on the Company's results of operations.

Risk Factors

Potential Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have in the past and could in the future fluctuate substantially. The Company's expense levels are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, operating results could be adversely affected. Factors affecting quarterly operating results include the loss of key suppliers or customers, price competition, problems incurred in managing inventories or receivables, the timing or cancellation of orders from major customers, a change in the product mix sold by the Company, customer demand, availability of products from suppliers, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, the timing or cancellation of purchase orders with or from suppliers, the ability of the Company to integrate recently acquired companies, managing foreign currency exposure, changing economic conditions in North and South America, and the timing of expenditures in anticipation of increased sales and customer product delivery requirements. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have an adverse impact on the Company's profitability. Due in part to supplier rebate programs and increased sales by the Company near the end of each quarter, a significant portion of the Company's gross profit has historically been earned by the Company in the third month of each quarter. Failure to receive products from its suppliers in a timely manner or the discontinuance of rebate programs and marketing development funds could have a material adverse effect on the Company's results of operations in a particular quarter. In various periods in the past, the Company's operating results have been affected by all of these factors. In particular, price fluctuations in the disk drive and semiconductor industries have affected the Company's gross margins in recent periods. The Company's cash requirements will depend on numerous factors, including the rate of growth of its sales. The Company believes that its working capital, including its existing credit facility, will be sufficient to meet the Company's short-term capital requirements. However, the Company may seek additional debt or equity financing to fund continued growth as well as potential acquisitions.

Management of Growth

     The Company's growth in recent years has placed, and continues to place, a strain on the Company's management, financial and operational resources. The Company intends to continue to pursue its growth strategy through increasing sales of existing and new product offerings, increasing geographical sales coverage, and possibly through strategic acquisitions. In 1999, the Company acquired Miami-based Future Tech, Inc. and in 1998, the Company acquired the Computer Products Division of Philadelphia-based Almo Corporation and Toronto-based Tenex Data, a division of Axidata Inc. The integration of newly acquired companies involves the assimilation of operations and products, which could divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. The Company's strategy includes consideration of possible additional acquisitions in the future. Such acquisitions entail numerous risks, including an inability to assimilate acquired operations and products, diversion of management's attention, difficulties and uncertainties in transitioning the business relationships from the acquired entity to the Company, difficulty in integrating new employees and loss of key employees of acquired companies. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional indebtedness, large one-time expenses, and the creation of goodwill or other intangible assets that could result in significant amortization expense. Continued growth may require additional equipment, increased personnel, expanded information systems and additional financial and administrative control procedures. There can be no assurance that the Company will be able to attract and retain qualified personnel, expand information systems, or further develop accounting and control systems to successfully manage expanding operations, including an increasing number of supplier and customer relationships and geographically dispersed locations. Further, there can be no assurance that the Company will be able to sustain its recent rate of growth or continue its profitable operations.

Dependence on Suppliers

     Three suppliers provided products which represented 47% of the Company's sales in 1999. Two suppliers provided products which represented 43% of the Company's sales in 1998 and 1997. The Company's distribution agreements with these suppliers are cancelable upon 90 days notice. In the past, distribution arrangements with significant suppliers have been terminated and there can be no assurance that, in the future, one or more of the Company's significant distributor relationships will not be terminated. Three vendors accounted for 55% of the Company's inventory purchases during 1999. Two vendors accounted for 49% and 57% of the Company's distribution inventory purchases during 1998 and 1997, respectively. One of these vendors has obtained a second priority lien against the Company's inventories to secure payment on the Company's purchase of goods. The loss of any significant supplier or the shortage or loss of any significant product line could materially adversely affect the Company. As the Company enters into distribution arrangements with new suppliers, other competitive suppliers may terminate their distribution arrangements with the Company with minimal notice. To the extent that the Company is unable to enter into or maintain distribution arrangements with leading suppliers of components, the Company's sales and operating results could be materially adversely affected

Competition

     The distribution industry is highly competitive. In the distribution of semiconductor and computer products, the Company generally competes for both supplier and customer relationships with numerous local, regional and national authorized and unauthorized distributors and for customer relationships with semiconductor and computer product manufacturers, including some of its own suppliers. Many of the Company's distribution competitors are larger, more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition for distribution customers is based on product lines, customer service, product availability, competitive pricing and technical information, as well as value-added services and kitting. The Company believes that it competes favorably with respect to these factors. Recently, with the increased acceptance of companies transacting business through the Internet, competition in the distribution of semiconductors, computer products and related value-added products is expected to increase. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. Failure to do so would have a material adverse effect on the Company's results of operations.

     Value-added services are highly competitive and are based upon technology, quality, service, price and the ability to deliver finished products on an expeditious and reliable basis. The Company believes it competes favorably with respect to such factors. The Company attempts to focus on markets where it has advantages in flexibility, service and high component content of the total price. In this area, the Company competes with many distributors, as well as with the in-house manufacturing capabilities of its existing and potential customers. Many of the Company's competitors are larger, more established and have greater name recognition and financial and marketing resources than the Company.

     The distribution business is highly competitive, and there can be no assurance that the Company will be able to compete successfully with existing or new competitors. Failure to do so could have a material adverse effect on the Company's operating results.

Risks Associated with Limited Price and Inventory Protection Rights

     The Company's authorized distributor agreements may be canceled by either party on short notice and generally provide for a return of the inventory to the manufacturer upon cancellation. Such agreements also generally provide the Company with limited price protection and inventory protection rights. There can be no assurance that such agreements will not be canceled, or that price protection and inventory rotation policies will provide complete protection or will not be changed in the future. From time to time the Company purchases significant amounts of products on terms that do not include effective price protection or inventory rotation rights, the Company bears the risk of obsolescence and price fluctuation for those products, which could have a material adverse effect on the Company's results of operations.

Dependence on the Personal Computer Industry

     Many of the products the Company sells are used in the manufacture or configuration of personal computers. These products are characterized by rapid technological change, short product life cycles and intense competition and pricing pressures. The personal computer industry has experienced significant unit volume growth over the past several years which has, in turn, increased demand for many of the products distributed by the Company. However, any slowdown in the growth of the personal computer industry, or growth at less than expected rates, or significant reductions in gross margins earned by the Company, could adversely affect the Company's ability to continue its revenue growth and maintain or increase the Company's profitability. In addition, many of the Company's customers in the personal computer industry are subject to the risks of significant shifts in demand and severe price pressures to their customers, which may increase the risk that the Company may not be able to collect accounts receivable owed by some of its customers. To the extent the Company is unable to collect its accounts receivable, the Company's results of operations would be adversely affected.

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

Debt

     The Company has raised significant funding through debt which bears interest at variable rates. The Company is also required to exceed certain financial tests and other covenants on a quarterly basis. Changes in interest rates may have a significant effect on the results of operations. Failure to meet debt covenant requirements may result in the debt providers demanding immediate repayment of amounts outstanding. The Company may not be able to find alternative sources of finance and liquidity and failure to do so would have a significant impact on the results of operations and the financial condition of the Company.

Foreign Currency

     Substantially all of the Company's revenue and capital expenditure is transacted in US Dollars. Transactions in other currencies and the associated risks of depreciation of value and volatility of cash flows have not been material to date. The Company is subject to increased foreign currency transactions and associated risks following the acquisition of Toronto-based Tenex Data in November 1998 and Future Tech, Inc. in July, 1999. Future Tech sells to Latin America based companies or through US affiliates for export and to US companies that sell to their Latin America channels. The collection of a substantial portion of Future Tech's receivables are susceptible to changes in the Latin American economic and political environment. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

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

     Thus far, the Company has not experienced any significant problems related to year 2000 issues associated with products distributed, or with the Company's internal computer systems. However, the Company cannot guarantee that the year 2000 problem will not adversely affect its business, operating results or financial condition at some point in the future.

ITEM 2:  Properties

                                                                 Square
Location                   Type              Principal Use       Footage        Ownership
--------                   ----              -------------       -------        ---------
San Jose, CA          Office, warehouse    Headquarters,          56,840     Leased until
                                           distribution center               December 2002.
                                           (Bldg. One)

San Jose, CA          Office               Headquarters,          15,657     Leased until 2002 with five
                                           (Bldg. Two)                       one-year options to extend.

San Jose, CA          Warehouse            Distribution center    37,797     Leased until June 2002.

New Castle, DE        Warehouse            Distribution center    51,677     Leased until May 2005.

Miami, FL             Office,              Distributon center     64,086     Leased until April 2002
                      warehouse                                              with three two-year
                                                                             options to extend.

Marlboro, MA          Office, plant &      Distribution center,   14,975     Leased until February
                      warehouse            Manufacturing                     2002.

Champlin, MN          Office, plant &      Distribution center,   26,330     Leased until April 2002.
                      warehouse            Manufacturing

Markham, Ontario      Office,              Distribution center    17,628     Leased until March 2004
                      warehouse                                              with option to extend
                                                                             five years.

     The Company also leases sales and/or warehouse locations in Huntsville, Alabama; Phoenix, Arizona; Agoura Hills, Irvine and San Diego, California; Denver, Colorado; Altamonte Springs and Bonita Springs, Florida; Marietta, Georgia; Chicago, Illinois; Columbia, Maryland; Woburn, Massachusetts; Eden Prairie, Minnesota; Clifton and Pine Brook, New Jersey; Smithtown, New York; Beaverton, Oregon; Strongsville, Ohio; Langhorne and Needmore, Pennsylvania; Austin, Houston and Richardson, Texas; Centerville, Utah; Herndon, Virginia; Bellevue, Washington; Buenos Aires, Argentina; Sao Paolo, Brazil; Vancouver, British Columbia; Montreal, Quebec; Santiago, Chile; and Mexico City, Mexico.

ITEM 3:  Legal Proceedings

     The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse affect on the Company's financial position or results of operations. Such litigation could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition and results of operations.

     During 1999, the Company filed suit against American Credit Indemnity ("ACI"), its former credit insurer, for recovery of amounts due under claim made by the Company. ACI has counter sued for rescission of the credit insurance contract for repayment of claims previously paid. Management has reviewed and investigated the claims, and while no assurance can be given regarding the outcome of this matter, management believes that the final outcome of the matter will not have a material impact on consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this matter be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on its financial position and results of operations.

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

                                                      High              Low
                                                      ----              ---
Fiscal 1998

   First quarter                                     $ 8.75            $7.06

   Second quarter                                      8.75             6.63

   Third quarter                                       9.25             5.25

   Fourth quarter                                     11.00             5.25

Fiscal 1999

   First quarter                                     $10.44            $5.50

   Second quarter                                      8.25             5.69

   Third quarter                                      10.31             6.56

   Fourth quarter                                     11.00             6.44

Fiscal 2000

   First quarter (through March 15, 2000)            $16.50            $8.88

     On March 15, 2000, the last sale price of the Common Stock as reported by Nasdaq was $14.44 per share.

     As of March 15, 2000, there were approximately 272 holders of record of the Common Stock (not including shares held in street name).

     To date, the Company has paid no cash dividends to its shareholders. The Company has no plans to pay cash dividends in the near future. The Company's line of credit agreement prohibits the Company's payment of dividends or other distributions on any of its shares except dividends payable in the Company's capital stock.

ITEM 6: Selected Financial Data

     The selected financial data of the Company set forth below should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis included elsewhere herein.

                                                         (in thousands, except earnings per share data)

                                                                       Year Ended December 31,
                                                ----------------------------------------------------------------
Statement of Income Data:                         1999(1)       1998(2)        1997          1996        1995
                                                ----------     ---------     ---------     --------    ---------
Net sales                                       $1,058,275     $ 575,330     $ 460,516     $391,240    $ 296,633
Cost of sales                                      967,491       511,476       406,301      345,189      261,895
                                                ----------     ---------     ---------     --------    ---------
Gross profit                                        90,784        63,854        54,215       46,051       34,738
Selling, general and administrative expense         69,507        46,070        40,942       36,175       27,901
                                                ----------     ---------     ---------     --------    ---------
Income from continuing operations                   21,277        17,784        13,273        9,876        6,837
Interest expense                                     6,413         3,168         2,451        3,192        3,143
Foreign currency remeasurement gain                    647            --            --           --           --
                                                ----------     ---------     ---------     --------    ---------
Income from continuing operations before taxes      15,511        14,616        10,822        6,684        3,694
Provision for income taxes                           6,581         6,139         4,545        2,807        1,515
                                                ----------     ---------     ---------     --------    ---------
Income from continuing operations                    8,930         8,477         6,277        3,877        2,179
Income/(loss) from discontinued operations,
 net of income taxes                                (2,946)       (2,402)       (1,588)       3,985        1,823
Gain on sale of contract manufacturing segment       1,054            --            --           --           --
                                                ----------     ---------     ---------     --------    ---------
Net income                                      $    7,038     $   6,075     $   4,689     $  7,862    $   4,002
                                                ==========     =========     =========     ========    =========
Basic earnings per shares (3)
  Continuing operations                         $     0.99     $    0.96     $    0.73     $   0.46    $    0.27
  Discontinued operations                            (0.21)        (0.27)        (0.18)        0.48         0.22
                                                ----------     ---------     ---------     --------    ---------
Total                                           $     0.78     $    0.69     $    0.55     $   0.94    $    0.49
                                                ==========     =========     =========     ========    =========
Diluted earnings per share (3)
  Continuing operations                         $     0.98     $    0.95     $    0.70     $   0.46    $    0.26
  Discontinued operations                            (0.21)        (0.27)        (0.18)        0.47         0.22
                                                ----------     ---------     ---------     --------    ---------
Total                                           $     0.77     $    0.68     $    0.53     $   0.92    $    0.48
                                                ==========     =========     =========     ========    =========
Shares used in per share calculation
  Basic                                              9,042         8,792         8,562        8,359        8,173
                                                ==========     =========     =========     ========    =========
  Diluted                                            9,123         8,881         8,906        8,511        8,350
                                                ==========     =========     =========     ========    =========

                                                                       Year Ended December 31,
                                                ----------------------------------------------------------------
                                                  1999(1)       1998(2)        1997          1996        1995
Balance Sheet Data:                             ----------     ---------     ---------     --------    ---------

Working capital                                 $ 182,626      $ 167,109     $ 134,612    $ 105,958    $ 106,914
Total assets                                      360,351        285,580       205,420      175,680      157,277
Total long-term debt                              110,638        106,963        74,460       50,885       59,453
Total shareholders' equity                         96,273         86,476        77,667       71,127       62,462

----------
(1) 1999 Statement of Income Data and Balance Sheet Data include the results of operations of Future Tech, Inc. from the date of acquisition on July 21, 1999. See Note 3 of Notes to Consolidated Financial Statements.

(2) 1998 Statement of Income Data and Balance Sheet Data include the results of operations of the Computer Products Division of Almo Corporation since acquisition on November 13, 1998 and Tenex Data Division of Axidata Inc. on November 19, 1998. See Note 3 of Notes to Consolidated Financial Statements.

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

     When used in this report, the words "expects," "anticipates," "estimates," "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A under the Securities Act of 1933 and Section 21E under the Securities Exchange Act of 1934. Such statements include but are not limited to statements regarding the ability to obtain favorable product allocations, the ability to increase gross profit while controlling expenses, and the costs of Year 2000 compliance. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including those risks described under "Risk Factors" in Item 1 hereof.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales were $1,058.3 million for the year ended December 31,1999, which represented an increase of $483.0 million or 84% over 1998. Computer Product sales increased by $440.5 million primarily due to the expansion of the customer base related to the acquisitions of Future Tech International ("FTI") in July 1999, the Computer Products Division of Almo Corporation ("Almo CPD") and Tenex Data Division of Axidata, Inc. ("Tenex Data") in November 1998, and to the growth in unit sales in existing product lines and the addition of new lines. Semiconductor sales increased by $42.5 million primarily due to the acquisition of FTI, growth in unit sales in existing product lines and the addition of new lines. FTI contributed net sales of $107.9 million, since acquisition on July 21, 1999.

     The Company's gross profit for 1999 was $90.8 million, an increase of $26.9 million, or 42% over 1998. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, overall gross margins were 8.6% compared to 11.1% in 1998. This decrease was primarily due to increased competitive pricing in the industry and the increase in the proportion of computer product sales, which typically have lower margins than semiconductors products.

     Selling, general and administrative expenses increased 51% to $69.5 million in 1999 from $46.1 million in 1998, but decreased as a percentage of sales to 6.6% from 8.0%. The increase in expenses was attributable to increased sales volume, the acquisitions of FTI, Almo CPD and Tenex Data and the Company's continuing effort to strengthen its financial and administrative support.

     Interest expense increased in 1999 to $6.4 million from $3.2 million in 1998, or 100%. The increase in interest expense was due to increased bank borrowings during 1999 to fund the Company's working capital needs and increases in interest rates on outstanding borrowings. The average interest rate in 1999 was 7.3%, versus 7.0% in 1998. The average balance outstanding was $103.2 million in 1999, versus $73.6 million in 1998.

     In 1999, the Company recognized remeasurement gains of approximately $647,000 relating to the retranslation of US dollar denominated debt of Tenex Data.

     The Company's effective income tax rate remained unchanged at 42% in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales were $575.3 million for the year ended December 31,1998, which represented an increase of $114.8 million or 25% over 1997. Computer products sales increased from 1997 primarily due to the growth of unit sales in existing product lines, the addition of new lines and expansion of the customer base related to the acquisitions of Almo CPD and Tenex Data in November 1998. Almo CPD and Tenex Data contributed net sales of $16.3 million and $8.3 million respectively in the year ended December 31, 1998. The contribution to net income was not material. Semiconductor sales decreased from 1997 primarily due to industry-wide price declines.

     The Company's gross profit for 1998 was $63.9 million, an increase of $9.6 million, or 18% over 1997. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, overall gross margins were 11.1% compared to 11.8% in 1997. This decrease was primarily due to increased competitive pricing in the industry and the increase in the proportion of computer product sales, which typically have lower margins than semiconductor products.

     Selling, general and administrative expenses increased 13% to $46.1 million in 1998 from $40.9 million in 1997, but decreased as a percentage of sales to 8.0% from 8.9%. The increase in expenses was attributable to increased sales volume, the acquisitions of Almo CPD and Tenex Data and the Company's continuing effort to expand its sales and marketing organization. The Company also increased its bad debt expenses due to increased sales volumes and changing market conditions.

     Interest expense increased in 1998 to $3.2 million from $2.5 million in 1997. The increase in interest expense was due to increased bank borrowings during 1998 to fund the Company's working capital needs and the acquisitions of Almo CPD and Tenex Data.

     The Company's effective income tax rate remained unchanged at 42% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

     On  December  8, 1999 and as further  amended on  December  31,  1999,  the
Company entered into an amendment to the Third Amended and Restated Syndicated Credit Agreement arranged by California Bank & Trust, as Agent. The amendment increased the Company's $130 million revolving line of credit to $160 million and extended the maturity date to May 31, 2001. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate (8.5% at December 31, 1999) or the adjusted LIBOR rate plus a maximum of 2.25%. The balance outstanding on the revolving line of credit at December 31, 1999 was $110.6 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at December 31, 1999; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

     On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of FTI for a purchase price of approximately $2.2 million in cash including acquisition costs. The acquisition, which was accounted for as a purchase, was funded through borrowings under the Company's revolving line of credit. On June 8, 1999 the Company sold its Contract Manufacturing Division, Quadrus, for a total cash consideration of $34.7 million. On November 13, 1998, the Company acquired the Almo CPD for approximately $20.7 million in cash and a stock warrant valued at $1.0 million. On November 19, 1998, the Company acquired Tenex Data Inc. for a total consideration of approximately $5.8 million in cash. Both the 1998 acquisitions were funded through the Company's revolving line of credit.

     The Company's accounts receivable and inventories increased to $168.9 million and $156.6 million at December 31, 1999, respectively, from $106.6 million and $105.3 million, respectively, as of December 31, 1998. Days sales outstanding at December 31, 1999 were 47 days and inventory turns were 7.6 times per year compared to DSO of 51 days and turns of 6.0 in 1998. These increases were primarily the result of the Company's increased sales volume and the purchase of accounts receivable and inventory through the Company's acquisition of FTI in July 1999. The Company's accounts payable increased to $143.6 million in 1999 from $72.0 million in 1998 due to increased inventory purchases and the addition of accounts payable through the Company's acquisition in 1999.

     Net cash provided by investing activities in 1999 totaled $27.4 million, which was primarily related to the sale of Quadrus. The net amount of cash provided by financing activities in 1999 was $10.6 million, principally from utilization of the Company's revolving line of credit with its banks. The net amount of cash used in continuing operating activities was $32.6 million in 1999.

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

     Thus far, the Company has not experienced any significant problems related to year 2000 issues associated with products distributed, or with the Company's internal computer systems. However, the Company cannot guarantee that the year 2000 problem will not adversely affect its business, operating results or financial condition at some point in the future.

Recent Developments

     On February 16, 2000, the Company entered into a non-binding letter of intent with Rorke Data, Incorporated ("Rorke"), pursuant to which the Company would acquire all the outstanding equity securities of Rorke for a total purchase price of $5,350,000 payable cash, subject to certain post-closing net worth adjustments.

ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk

     The Company's line of credit has an interest rate that is based on associated rates such as LIBOR and the Prime Rate that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An increase of 1% in such interest rate percentages would increase the annual interest expense by $1.1 million, based on the borrowings at December 31, 1999.

     Substantially all of the Company's revenue and capital expenditure are transacted in US Dollars. Transactions in other currencies and the associated risks of depreciation of value and volatility of cashflows have not been material to date. The Company is subject to increased foreign currency transactions and associated risks following the acquisition of Toronto-based Tenex Data in November 1998 and the acquisition of Future Tech, Inc. in July 1999. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected. The Company does not engage in hedging activities such as foward currency exchange contracts and does not invest in derivative financial instruments.

ITEM 8: Financial Statements and Supplementary Data

      Index to Consolidated Financial Statements                      Form 10-K
                                                                     Page Number
                                                                     -----------

      Report of Independent Accountants                                  16

      Consolidated Balance Sheets at December 31, 1999 and 1998          17

      Consolidated Statements of Income for the years  ended
       December 31, 1999, 1998 and 1997                                  18

      Consolidated Statements of Shareholders' Equity for the years
        ended December 31, 1999, 1998 and 1997                           19

      Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997                                 20

      Notes to Consolidated Financial Statements                         21

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Bell Microproducts Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 36 present fairly, in all material respects, the financial position of Bell Microproducts Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
San Jose, California
February 14, 2000

                             BELL MICROPRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                December 31,
                                                          ----------------------
                                                            1999          1998
                                                          --------      --------
ASSETS
Current assets:
  Cash                                                    $  5,103      $  4,082
  Accounts receivable, net of allowance for doubtful
    accounts of$4,986 and $3,374                           168,857       106,609
  Inventories                                              156,648       105,330
  Prepaid expenses and other current assets                  5,458         5,226
  Assets of discontinued operations                             --        47,790
                                                          --------      --------
     Total current assets                                  336,066       269,037

Property and equipment, net                                  7,626         3,355
Goodwill and other intangibles, net of accumulated
 amortization of $2,314 and $1,518                          16,059        12,362
Other assets                                                   600           826
                                                          --------      --------
     Total assets                                         $360,351      $285,580
                                                          ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $143,632      $ 72,002
  Other accrued liabilities                                  9,808         8,429
  Liabilities relating to discontinued operations               --        16,240
                                                          --------      --------
     Total current liabilities                             153,440        96,671

Borrowings under the line of credit                        110,600       102,400
Other long-term liabilities                                     38            33
                                                          --------      --------

     Total liabilities                                     264,078       199,104
                                                          --------      --------
Commitments and contingencies (Note 8)

Shareholders' equity:
  Preferred Stock, $0.01 par value, 10,000 shares
   authorized; none issued and outstanding                      --            --
  Common Stock, $0.01 par value, 20,000 shares
   authorized;9,251 and 8,914 shares issued and
   outstanding                                              58,527        56,181
Comprehensive income:
  Retained earnings                                         37,285        30,247
  Cumulative translation adjustment                            461            48
                                                          --------      --------
     Total shareholders' equity                             96,273        86,476
                                                          --------      --------
  Total liabilities and shareholders' equity              $360,351      $285,580
                                                          ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                        Year Ended December 31,
                                                           -----------------------------------------------
                                                              1999              1998              1997
                                                           -----------       -----------       -----------
Net sales                                                  $ 1,058,275       $   575,330       $   460,516
Cost of sales                                                  967,491           511,476           406,301
                                                           -----------       -----------       -----------

Gross profit                                                    90,784            63,854            54,215
Selling, general and administrative expenses                    69,507            46,070            40,942
                                                           -----------       -----------       -----------
Operating income from continuing operations                     21,277            17,784            13,273
Interest expense                                                 6,413             3,168             2,451
Foreign currency remeasurement gain                                647                --                --
                                                           -----------       -----------       -----------

Income from continuing operations before income taxes           15,511            14,616            10,822
Provision for income taxes                                       6,581             6,139             4,545
                                                           -----------       -----------       -----------

Income from continuing operations                                8,930             8,477             6,277
Discontinued operations:
Loss from operations, net of tax
   benefit of $2,132, $1,739 and $1,150                         (2,946)           (2,402)           (1,588)
Gain on sale, net of tax of $763                                 1,054                --                --
                                                           -----------       -----------       -----------
Discontinued operations, net                                    (1,892)           (2,402)           (1,588)
                                                           -----------       -----------       -----------
Net income                                                       7.038             6,075             4,689
                                                           -----------       -----------       -----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                         413                48                --
                                                           -----------       -----------       -----------
Comprehensive income                                       $     7,451       $     6,123       $     4,689
                                                           ===========       ===========       ===========
Earnings per share (Note 2)
  Basic
    Continuing operations                                  $      0.99       $      0.96       $      0.73
    Discontinued operations                                      (0.21)            (0.27)            (0.18)
                                                           -----------       -----------       -----------
    Total                                                  $      0.78       $      0.69       $      0.55
                                                           ===========       ===========       ===========
Earnings per share
  Diluted
    Continuing operations                                  $      0.98       $      0.95       $      0.71
    Discontinued operations                                      (0.21)            (0.27)            (0.18)
                                                           -----------       -----------       -----------
    Total                                                  $      0.77       $      0.68       $      0.53
                                                           ===========       ===========       ===========
Shares used in per share calculation (Note 2)
  Basic                                                          9,042             8,792             8,562
                                                           ===========       ===========       ===========
  Diluted                                                        9,123             8,881             8,906
                                                           ===========       ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                   Comprehensive Income
                                                Common Stock       ---------------------
                                             -------------------    Retained
                                             Shares       Amount    Earnings        Other     Total
                                             ------       ------    --------        -----     -----
Balance at January 1, 1997                   8,445       $51,644    $19,483         $  --    $71,127
Exercise of stock options, including
  related tax benefit of $225                  147         1,117         --            --      1,117
Issuance of Common Stock under
  Stock Purchase Plan                          104           734         --            --        734
Net income                                      --            --      4,689            --      4,689
                                            ------       -------    -------         -----    -------
Balance at December 31, 1997                 8,696        53,495     24,172            --     77,667

Exercise of stock options, including
  related tax benefit of $86                   111           943         --            --        943
Issuance of Common Stock under
  Stock Purchase Plan                          107           700         --            --        700
Issuance of stock warrant (Note 3)              --         1,043         --            --      1,043
Foreign currency translation                    --            --         --            48         48
Net income                                      --            --      6,075            --      6,075
                                            ------       -------    -------         -----    -------
Balance at December 31, 1998                 8,914        56,181     30,247            48     86,476

Exercise of stock options, including
  related tax benefit of $72                   235         1,743         --            --      1,743
Issuance of Common Stock under
  Stock Purchase Plan                          102           603         --            --        603
Foreign currency translation                    --            --         --           413        413
Net income                                      --            --      7,038            --      7,038
                                            ------       -------    -------         -----    -------
Balance at December 31, 1999                 9,251       $58,527    $37,285         $ 461    $96,273
                                            ======       =======    =======         =====    =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Increase (decrease) in cash, in thousands)

                                                                     Year Ended December 31,
                                                             --------------------------------------
                                                               1999           1998           1997
                                                             --------       --------       --------
Cash flows from operating activities:
  Income from continuing activities                          $  8,930       $  8,477       $  6,277
  Adjustments to reconcile net income to net
   cash (used in)/provided by operating activities:
   Depreciation and amortization                                2,254          1,132            779
   Change in allowance for doubtful accounts                    1,113          2,099         (2,885)
   Change in deferred and refundable income taxes                (148)        (1,477)         1,119
   Changes in assets and liabilities:
     Accounts receivable                                      (50,785)       (18,704)        (6,888)
     Inventories                                              (48,679)       (14,776)       (22,034)
     Prepaid expenses                                           2,721           (497)          (299)
     Other assets                                                 226           (548)           (38)
     Accounts payable                                          50,641         23,995         (1,621)
     Other accrued liabilities                                  1,175         1,289            481
                                                             --------       --------       --------
Net cash (used in)/provided by continuing
  operating activities                                        (32,552)           990        (25,109)
Net cash (used in)/provided by discontinued
  operations                                                   (4,745)        (9,261)         1,570
                                                             --------       --------       --------
Net cash used in operating activities                         (37,297)        (8,271)       (23,539)
                                                             --------       --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment, net                   (4,412)        (1,308)        (1,490)
  Acquisitions of businesses (Note 3)                          (2,808)       (26,770)            --
  Proceeds from sale of business (Note 3)                      34,665             --             --
                                                             --------       --------       --------
Net cash provided by/(used in) investing activities            27,445        (28,078)        (1,490)
                                                             --------       --------       --------
Cash flows from financing activities:
  Net borrowings under line of credit                           8,200         32,400         24,100
    agreement
  proceeds from issuance of Common Stock                        2,346          1,643          1,851
  Net payments/(borrowings) under long-term liabilities             5             15           (279)
                                                             --------       --------       --------
Net cash provided by financing activities                      10,551         34,058         25,672

Effect of exchange rate changes on cash                           322             48             --
                                                             --------       --------       --------
Net increase/(decrease) in cash                                 1,021         (2,243)           643

Cash at beginning of year                                       4,082          6,325          5,682
                                                             --------       --------       --------
Cash at end of year                                          $  5,103       $  4,082       $  6,325
                                                             ========       ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                $  7,523       $  5,555       $  4,641
     Income taxes                                            $  5,606       $  4,592       $  2,695
Supplemental non-cash financing activities:
     Obligations incurred under capital leases               $     --       $  2,519       $  1,333
     Stock warrant issued in connection with
      acquisition (Note 3)                                   $     --       $  1,043             --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         BELL MICROPRODUCTS INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

     The Company operates in one business segment, as a distributor of semiconductor and computer products to original equipment manufacturers (OEMs), value-added resellers (VARs) and dealers in the United States, Canada and Latin America. Semiconductor products include memory, logic, microprocessor, peripheral and specialty components. Computer products include disk, tape and optical drives and subsystems, drive controllers, computers and board-level products. The Company also provides a variety of value-added services to its customers, including subsystem testing, software loading, mass storage and computer systems integration, disk drive formatting and testing, and the packaging of electronic component kits to customer specifications.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Preparation

     The consolidated financial statements include the accounts of the parent company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

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

Concentration of Credit and Other Risks

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated collection losses. No customer accounts for more than 10% of sales in any of the three years ended December 31, 1999, 1998 and 1997, or accounts receivable at December 31, 1999 and 1998.

     Three vendors accounted for 55% of the Company's inventory purchases during 1999. Two vendors accounted for 49% and 57% of the Company's inventory purchases during 1998 and 1997, respectively. One such vendor has obtained a second priority lien against the Company's inventories to secure payment for the Company's purchase of goods.

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

Goodwill

     Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. The excess of the purchase price over the fair value of the assets acquired is recorded as goodwill and amortized on a straight-line basis over a fifteen year period for 1999 and 1998 acquisitions and a twenty-five year period for prior years' business combinations. The Company periodically reviews the recoverability of goodwill.

Impairment of Long-Lived Assets

     The Company continually monitors its long-lived assets to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance of the underlying businesses, products and product lines. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash
flows   attributable  to  such  assets.   No  material   impairments  have  been
experienced.

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                             Year Ended December 31,
                                                          ------------------------------
                                                           1999        1998        1997
                                                          ------      ------      ------
Net income                                                $7,038      $6,075      $4,689
                                                          ======      ======      ======
Weighted average common shares outstanding (basic)         9,042       8,792       8,562

Effect of dilutive warrant and options                        81          89         344
                                                          ------      ------      ------
Weighted average common shares outstanding (diluted)       9,123       8,881       8,906
                                                          ======      ======      ======
Earnings Per Share:
Basic                                                     $ 0.78      $ 0.69      $ 0.55
                                                          ======      ======      ======
Diluted                                                   $ 0.77      $ 0.68      $ 0.53
                                                          ======      ======      ======

     Options and warrant to purchase 1,053,650 shares of common stock at a weighted average price of $10.08 per share were outstanding at December 31, 1999 but were not included in the computation of Diluted EPS because the exercise prices were greater than the average market price of the common shares. At December 31, 1998, there were 1,129,100 options and warrant outstanding to purchase common stock at a weighted average price of $9.97 per share excluded from the Diluted EPS computation due to their anti-dilution. At December 31, 1997, there were 478,200 options and warrant outstanding to purchase common stock at a weighted average price of $9.98 per share excluded from the Diluted EPS computation due to their anti-dilution.

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

Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS 133 in the first quarter of its fiscal year 2001. The effect of SFAS 133 is not expected to be material to the Company's financial statements.

NOTE 3 - ACQUISITIONS AND DIVESTITURES:

     On July 8, 1999 the Company completed the sale of its Contract Manufacturing Division, Quadrus, for a total consideration of approximately $34.7 million. The sale resulted in an after tax gain of $1.1 million or $0.11 per share. The results of Quadrus have been reported separately as discontinued operations in the Consolidated Statements of Income and prior year consolidated financial statements have been restated.

     On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of Future Tech International, Inc., a privately held company located in Miami. Prior to its reorganization in bankruptcy and subsequent acquisition of the Company, FTI was a leading value-added distributor of computer components to the markets of Latin America and the Caribbean. FTI distributes products manufactured by AMD, Canon, Maxtor, NEC, Quantum and other leading manufacturers, and manufactures and markets its proprietary Markvision-branded products.

     The FTI assets acquired were primarily accounts receivable, inventory and fixed assets. As consideration for the assets purchased, the Company paid $2.2 million in cash, including acquisition costs and assumed certain liabilities, primarily trade accounts payable. The Company is obligated to pay up to an additional $4.5 million in cash within 21 months of the closing date as a contingent incentive payment to be based upon earnings achieved up to the first anniversary of the acquisition.

     The FTI purchase price was allocated to the acquired assets and liabilities assumed based upon management's estimate of their fair market values as of the acquisition date as follows (in thousands):

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
                                                          ========

     On November 19, 1998, the Company acquired certain assets and assumed certain liabilities of Tenex Data Division of Axidata, Inc., for a purchase price of approximately $5.8 million in cash including acquisition costs.

     On November 13, 1998, the Company acquired certain assets and assumed certain liabilities of the Computer Products Division of Almo Corporation, for a total consideration of approximately $21.7 million including acquisition costs. The Company issued to Almo a fully vested warrant to purchase 350,000 shares of the Company's Common Stock at $12.00 per share, in consideration for a covenant not to compete. The warrant may be exercised at any date for a period up to five years from the date of acquisition. The warrant was independently valued at $1,043,000; significant assumptions used were a risk free rate of 4.89%, fair value of Common Stock of $5.88 and an expected life of five years. The warrant was recorded as a component of equity and as a covenant not to compete. The related charge will be amortized over a period of five years.

     The Almo CPD and Tenex Data purchase prices were allocated to the acquired assets and liabilities assumed based upon management's estimate of their fair market values as of the acquisition dates as follows (in thousands):

                                          Almo CPD    Tenex Data      Total
                                          --------    ----------     --------
     Accounts receivable                  $ 15,525      $ 5,365      $ 20,890
     Inventories                             5,991        2,737         8,728
     Equipment and other assets                517          177           694
     Intangibles-covenant not to compete     1,043           --         1,043
     Goodwill                                3,645        1,373         5,018
     Accounts payable                       (4,135)      (3,645)       (7,780)
     Other accrued liabilities                (929)        (186)       (1,115)
                                          --------      -------      --------
     Total consideration                  $ 21,657      $ 5,821      $ 27,478
                                          ========      =======      ========

     All acquisitions have been accounted for under the purchase method and were funded through borrowings under the Company's revolving line of credit. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     The following unaudited pro forma combined summary of operations of the Company give effect to the acquisitions of FTI, Almo CPD, and Tenex Data, as though these acquisitions had occurred on January 1, 1998.

                                                         Year Ended December 31,
                                                        ------------------------
                                                              (unaudited)
                                                          1999           1998
                                                        ---------      --------
                                                              (in thousands)
     Pro forma net sales                                $1,131,003     $913,551
     Pro forma net income/(loss)                        $    3,908     $ (7,642)

     Pro forma earnings per share - continuing
      operations
        Basic                                           $     0.43     $  (0.87)
        Diluted                                         $     0.42     $  (0.86)

     Shares used in per share calculation
        Basic                                                9,190         8,792
        Diluted                                              9,289         8,881

     The pro forma loss for 1998 includes charges incurred by FTI for $13.3 million of unrecoverable related party receivables due from the former controlling shareholder and $3.1 million of legal and professional fees. Excluding these charges, the pro forma income for 1998 would have been $1.9 million and pro forma earnings per share would have been $0.21 per share.

     The unaudited pro forma combined summary of operations assumes: 1) the amortization of goodwill over a fifteen year period, 2) the amortization of the covenant not to compete over the five year period, and 3) the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from January 1, 1998.

     The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 1998 or of those results which may be obtained in the future.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                            December 31,
                                                      ------------------------
                                                        1999             1998
                                                      --------         -------
                                                            (in thousands)

     Property and equipment:
       Computer and other equipment                   $  6,753         $ 3,121
       Furniture and fixtures                            2,354           1,761
       Leasehold improvements                              899             476
       Warehouse equipment                               1,412             484
                                                      --------         -------
                                                        11,418           5,842
       Less: accumulated depreciation                   (3,792)         (2,487)
                                                      --------         -------
                                                      $  7,626         $ 3,355
                                                      ========         =======

NOTE 5 - LINE OF CREDIT AND TERM LOAN:

     On December 8, 1999 and as further amended on December 31,1999, the Company entered into an amendment to the Third Amended and Restated Syndicated Credit Agreement, arranged by California Bank & Trust, as agent. The amendment increased the Company's $130 million revolving line of credit to $160 million, and extended its maturity date to May 31, 2001. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate (8.50% at December 31, 1999) or the adjusted LIBOR rate plus a maximum of 2.25%. The balance outstanding on the revolving line of credit at December 31, 1999 was $110.6 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at December 31, 1999; however, there can be no assurance that the Company will be in compliance in the future.

NOTE 6 - STOCK-BASED COMPENSATION PLANS:

Stock Option Plans

     In May of 1998, the Company adopted the 1998 Stock Plan (the "Plan") which replaced the 1988 Amended and Restated Incentive Stock Plan (the "1988 Plan") and the 1993 Director Stock Option Plan (the "Director Plan"). All options granted after May 1998 are granted under the 1998 Stock Plan.

     The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Under the Plan, the Company has reserved for issuance a total of 856,569 shares of Common Stock plus 181,672 shares of Common Stock which were reserved but unissued under the 1988 Plan and 35,000 shares of Common Stock which were reserved but unissued under the Director Plan. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the Plan is 1,073,241 shares, plus an annual increase to be added on January 1 of each year beginning in 1999, equal to the lesser of (i) 400,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 3,895,322 shares of Common Stock for issuance under the aggregate of all stock option plans.

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

     As part of the Plan, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 140,000, 40,500 and 130,000 shares of Common Stock were granted in 1999, 1998 and 1997, respectively. The Program provides for ten-year option terms with vesting at the rate of one tenth per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

     Options granted under the Director Plan prior to May 1998 and outstanding at December 31, 1999 total 90,000. Under the Director Plan, 75,000 options were granted in 1993 at an exercise price of $8.00 per share, and 20,000 options were granted in 1996 at an exercise price of $7.00 per share. In 1997, 20,000 options were granted at an exercise price of $12.63 per share. In 1998, 15,000 options were granted at an exercise price of $7.50 per share. On August 5, 1999, the Board of Directors approved the vesting in full of all options currently held by the Directors and modified the Plan to immediately vest all future Board of Directors options at the time they are granted.

     The following table presents activity under all Stock Plans:

                                                          Options Outstanding
                                                        ------------------------
                                           Options                  Weighted
                                        Available for                Average
                                            Grant       Shares    Exercise Price
                                         ----------     ------    --------------

Balance at December 31, 1996                246,843    1,304,000     $ 7.10

Increase in options available for grant     300,000           --         --
Options canceled                            280,729     (280,729)    $ 7.11
Options granted                            (649,500)     649,500     $ 9.64
Options exercised                                --     (147,312)    $ 6.48
                                         ----------   ----------     ------
Balance at December 31, 1997                178,072    1,525,459     $ 8.24

Increase in options available for grant     500,000           --         --
Options canceled                            491,050     (491,050)    $ 8.33
Options granted                            (770,800)     770,800     $ 8.14
Options exercised                                --     (110,796)    $ 7.14
                                         ----------   ----------     ------
Balance at December 31, 1998                398,322    1,694,413     $ 8.24
                                         ==========   ==========     ======

Increase in options available for grant     356,569           --         --
Options canceled                            444,588     (444,588)    $ 8.41
Canceled options not available for grant   (408,238)          --     $ 8.37
Options granted                            (715,200)     715,200     $ 6.99
Options exercised                          (234,877)                 $ 7.11
                                         ----------   ----------     ------
Balance at December 31, 1999                 76,041    1,730,138     $ 8.25
                                         ==========   ==========     ======

     At December 31, 1999, 555,475 options were exercisable under these Plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.

     The following table summarizes information about stock options outstanding for all plans at December 31, 1999:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    --------------------------------------------------    ----------------------------------
                     Number of
                      Options           Weighted
                    Outstanding         Average
                       As of           Remaining           Weighted        Number of Shares      Weighted
Range of Exercise    December 31,   Contractual Life        Average        Exercisable As of      Average
    Prices              1999            In Years        Exercise Price    December 31, 1999    Exercise Price
$ 6.44 - $ 6.50       292,788             4.70               $6.48               87,600            $6.50
$ 6.63 - $ 7.00       211,200             5.41                6.65               47,250             6.75
$ 7.25 - $ 7.25       378,000             4.80                7.25               26,250             7.25
$ 7.50 - $ 7.88       232,500             4.66                7.67              109,825             7.69
$ 8.00 - $ 8.75       138,750             2.47                8.37               96,750             8.32
$ 8.81 - $ 8.81       235,000             3.33                8.81               70,000             8.81
$ 9.00 - $11.13       226,400             3.41               10.16              102,300            10.19
$11.50 - $12.63        15,500             6.98               12.59               15,500            12.59
                    ---------             ----               -----              -------            -----
                    1,730,138             4.29               $7.83              555,475            $8.25
                    =========             ====               =====              =======            =====

Employee Stock Purchase Plan

     The Employee Stock Purchase Plan ("ESPP") provides for automatic annual increases in the number of shares reserved for issuance on January 1 of each year beginning in 1999 by a number of shares equal to the lesser of (i) 150,000 shares, (ii) 1.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company.

     The Company has reserved 763,714 shares of Common Stock for issuance to all eligible employees under its ESPP. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period in the prior two years. A total of 537,949 shares have been issued under this plan as of December 31, 1999.

Fair Value Disclosures

     At December 31, 1999, the Company had two stock-based compensation plans as described above. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. The fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively; expected volatility of 35%; risk free interest rate of 4.9%, 5.0% and 5.9% and expected lives of 3.85, 3.79 and 3.92 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 1999, 1998 and 1997 was $2.26, $2.64 and $3.35 per option, respectively. The fair value of each ESPP purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions used in 1999, 1998 and 1997, respectively; expected volatility of 35%; risk free interest rate of 4.98%, 4.91% and 5.56% and expected lives of 0.5 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 as defined by SFAS 123, was $2.04, $1.97 and $2.43 per right, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1999, 1998 and 1997 under those plans consistent with the provisions of Financial

Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced as presented below (in thousands, except per share data):

                                      1999          1998            1997
                                     ------        ------          ------
     Net income:
       As reported                   $8,930        $6,075          $4,689
       Pro forma                      8,126         5,499           4,015
     Earnings per share
       As reported
         Basic                        0.99           0.69            0.55
         Diluted                      0.98           0.68            0.53
       Pro forma
         Basic                        0.90           0.63            0.47
         Diluted                      0.89           0.62            0.47

     Because additional stock options and stock purchase rights are expected to be granted each year and this pro forma presentation includes only the effect of options granted subsequent to December 31, 1994, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for future years.

NOTE 7 - INCOME TAXES:

     The provision for income taxes consists of the following (in thousands):

                                    1999             1998             1997
                                  -------          -------          -------
Current:
       Federal                    $ 4,264          $ 5,070          $ 1,880
       State                          747              790              396
       Foreign                        349               17               --
                                  -------          -------          -------
                                    5,360            5,877            2,276
     Deferred:
       Federal                       (697)          (1,195)             968
       State                          256             (282)             151
       Foreign                        293               --               --
                                  -------          -------          -------
                                  $ 5,212          $ 4,400          $ 3,395
                                  =======          =======          =======

     Deferred tax assets (liabilities) comprise the following (in thousands):

                                                    1999       1998       1997
                                                   ------     ------     ------
     Bad debt, sales and warranty reserves         $1,914     $1,598     $  637
     Inventory reserves and basis differences       1,860      2,347      1,605
     Compensation accruals and reserves               228        261        254
     State taxes, net of federal benefit              265        198         70
     Unrealized foreign gain                         (298)        --         --
     Other                                            322        600        805
                                                   ------     ------     ------
      Gross deferred tax assets                     4,291      5,004      3,371
                                                   ------     ------     ------

     Basis differential in assets                      --        (89)       (98)
     Depreciation                                     (71)      (843)      (678)
                                                   ------     ------     ------
      Gross deferred tax liabilities                  (71)      (932)      (776)
                                                   ------     ------     ------

      Net deferred tax asset                       $4,220     $4,072     $2,595
                                                   ======     ======     ======

     The net deferred tax asset represents temporary differences for future tax deductions which can generally be realized by carryback to taxable income in prior years. Net deferred tax assets are included in prepaid expenses and other assets at December 31, 1999 and 1998.

     A reconciliation of the Federal statutory tax rate to the effective tax rate follows:

                                                 1999        1998        1997
                                                 ----        ----        ----

     Federal statutory rate                      35.0%       35.0%       34.0%
     State income taxes, net of Federal tax
       benefit and credits                        4.6%        4.1%        4.2%
     Foreign tax net of FTC                       0.5%        0.0%        0.0%
     Other                                        2.3%        2.9%        3.8%
                                                 ----        ----        ----

                                                 42.4%       42.0%       42.0%
                                                 ====        ====        ====

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities under cancelable and noncancelable operating lease agreements. The leases expire at various times through 2006 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

     The following is a summary of commitments under leases:

                                                    Operating
             Year Ending December 31,                Leases
             ------------------------                ------
                                                  (in thousands)
              2000                                   $2,753
              2001                                    2,372
              2002                                    1,841
              2003                                      861
              2004                                      546
              2005 and beyond                           135
                                                     ------

              Total minimum lease payments           $8,508
                                                     ======

     Total operating lease expense was $2,797,000, $2,920,000 and $2,508,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

     During 1999, the Company filed suit against American Credit Indemnity ("ACI"), its former credit insurer, for recovery of amounts due under claim made by the Company. ACI has counter sued for rescission of the credit insurance contract for repayment of claims previously paid. Management has reviewed and investigated the claims, and while no assurance can be given regarding the outcome of this matter, management believes that the final outcome of the matter will not have a material impact on consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this matter be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on its financial position and results of operations.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES:

     The Company's manufacturing segment, which was disposed of in June 1999, had entered into manufacturing agreements providing for the performance of value-added turnkey services for Pinnacle Systems, Inc. ("Pinnacle"), Reply Corporation ("Reply"), and Network Peripherals Inc., ("NPI"). Sales to these parties and purchases of inventory from these parties for the three years ended December 31, 1999 and accounts receivable and inventory on hand at December 31, 1999 and 1998 are summarized below:

                                                      (In thousands)
                                              -------------------------------
                                              1999          1998         1997
     Sales:                                   ----          ----         ----

                             Pinnacle        $3,645        $9,590       $2,840
                             Reply                -             -          262
                             NPI              1,446         8,241            -
     Accounts receivable:
                             Pinnacle             -         1,828
                             Reply                -             -
                             NPI                  -           984
     Inventory purchased:
                             Pinnacle         1,150         2,169        1,532
                             Reply                -             -          123
                             NPI                  -           546            -
     Inventory on hand:
                             Pinnacle             -         1,564
                             Reply                -             -
                             NPI                  -           737

     The agreements were entered into in the ordinary course of business and the Company believes that there were terms no less favorable than reasonably could have been obtained from unaffiliated parties. The agreement with NPI commenced in May 1998. The agreement with Reply terminated in 1997. Glenn E. Penisten, a director of the Company, is a director of Pinnacle, Reply and NPI. Gordon A. Campbell, a director of the Company, is a director of Reply.

     The Company purchased approximately $0 and $858,000 of inventory from 3DFX Interactive, Inc. ("3DFX") in 1999 and 1998 respectively. The inventory on hand, purchased from 3DFX, totaled $0 at December 31, 1999 and $139,000 at December 31, 1998, respectively. Gordon A. Campbell, a director of the Company, is a director of 3DFX. The Company sold $0 and $1,528,000 to 3Com Corporation ("3Com") in 1999 and 1998, respectively. The accounts receivable balance from 3Com was $0 and $469,000 at December 31, 1999 and 1998, respectively. Gordon A. Campbell, a director of the Company, is a director of 3Com. The Company believes that terms of these transactions were no less favorable than reasonable could be expected to be obtained from unaffiliated parties.

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

   SELECTED QUARTERLY FINANCIAL DATA FROM CONTINUING OPERATIONS (UNAUDITED):

                                                       (in thousands, except per share amounts)

                                                                   Quarter Ended
                          -------------------------------------------------------------------------------------------
                           Mar. 31,    June 30,   Sept. 30,   Dec. 31,    Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                            1998        1998        1998       1998        1999        1999        1999       1999
                          --------    --------    --------    --------    --------    --------    --------   --------
Net sales ..............  $116,658    $124,402    $148,815    $185,455    $219,599    $231,627    $283,359   $323,690

Cost of ................   102,069     109,666     133,085     166,656     200,177     210,826     259,384    297,104
                          --------    --------    --------    --------    --------    --------    --------   --------
Gross profit ...........    14,589      14,736      15,730      18,799      19,422      20,801      23,975     26,586

Selling, general and
 administrative
 expenses ..............    10,991      10,847      11,373      12,859      14,955      15,926      18,253     20,373
                          --------    --------    --------    --------    --------    --------    --------   --------
Income from continuing
 operations ............     3,598       3,889       4,357       5,940       4,467       4,875       5,722      6,213
Interest ...............       781         595         748       1,044       1,224       1,556       1,676      1,957
Remeasurement gain .....        --          --          --          --          --        (358)       (123)      (166)
                          --------    --------    --------    --------    --------    --------    --------   --------
Income from continuing
 operations before
 income taxes ..........     2,817       3,294       3,609       4,896       3,243       3,677       4,169      4,422
Provision for income
 taxes .................    (1,183)     (1,383)     (1,516)     (2,057)     (1,362)     (1,544)     (1,813)    (1,862)
                          --------    --------    --------    --------    --------    --------    --------   --------
Income from continuing
 operations ............  $  1,634    $  1,911    $  2,093    $  2,839    $  1,881    $  2,133    $  2,356   $  2,560
                          ========    ========    ========    ========    ========    ========    ========   ========

Earnings per share
  Basic ................  $   0.19    $   0.22    $   0.24    $   0.32    $   0.21    $   0.24    $   0.26   $   0.28

  Diluted ..............  $   0.19    $   0.22    $   0.24    $   0.32    $   0.21    $   0.24    $   0.26   $   0.28
                          ========    ========    ========    ========    ========    ========    ========   ========
Shares used in per share
 calculation
  Basic ................     8,723       8,767       8,831       8,848       8,932       8,945       9,096      9,196
                          ========    ========    ========    ========    ========    ========    ========   ========
  Diluted ..............     8,795       8,855       8,874       8,998       9,010       8,982       9,211      9,289
                          ========    ========    ========    ========    ========    ========    ========   ========

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting of Shareholders (the "Proxy Statement").

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

     (b)  Executive Officers Of The Registrant

          The  following   table  and   descriptions   identify  and  set  forth
          information regarding the Company's six executive officers:


                    Name           Age                Position
                    ----           ---                --------

          W. Donald Bell ........  62    President, Chief Executive Officer
                                         and Chairman of the Board

          Remo E  Canessa .......  42    Vice President of Finance and Chief
                                         Financial Officer

          Brian J  Clark ........  46    Senior Vice President of Industrial
                                         Sales

          Gary Gammon ...........  35    Senior Vice President of Computer
                                         Products Sales

          Philip M  Roussey .....  57    Senior Vice President of Computer
                                         Products Marketing

          Robert J  Sturgeon ....  46    Vice President of Operations

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

               Brian J. Clark has been Senior Vice President of Industrial Sales since September of 1997. Mr. Clark has over twenty-three years in the electronic business. Mr. Clark was formerly the Vice President of the Northern California Region of Arrow Electronics, and prior to Arrow, he held senior management positions at Kierulff and Wyle Electronics

               Gary Gammon has been Senior Vice President of Computer Products Sales since June of 1999. Before joining Bell Microproducts, Mr. Gammon was Vice President of Sales for Gates/Arrow Distributing, a distributor of computer systems, peripherals and software. While at Gates/Arrow, he also served as Vice President for the enterprise computing business and Vice President of technical sales. Prior to that time, Mr. Gammon was a Sales Executive with Data General.

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

                                     PART IV

ITEM 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this Form 10-K:

          (1)  Consolidated Financial Statements

               The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statement Schedule (set forth in
          Item 8 of Part II of this form 10-K) are filed as part of this Annual Report on Form 10-K.

          (2)  Consolidated financial Statement Schedule

               II - Valuation and Qualifying Accounts and Reserves       page 42

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

        10.16 Fourth Amendment to Third Amended and Restated Credit Agreement dated December 8, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks (10)

        10.17 Fifth Amendment to Third Amended and Restated Credit Agreement dated December 31, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks (10)

        10.18 Lease dated August 1, 1999 for Registrant's facilities at 1941 Ringwood Avenue, Suite 200, San Jose, California (10)

        21.1    Subsidiaries of the Registrant

        23.1    Consent of PricewaterhouseCoopers LLP, independent accountants

        24.1    Power of Attorney (contained on page 21)

----------

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

     (9) Incorporated by reference to exhibit filed with the Registrant's Report on Form S-8 (File No. 333-58053) filed on June 30, 1998.

     (10) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10K for the fiscal year ended December 31, 1999 filed on March 30, 2000.

     (b)  Reports on Form 8-K. Filed on October 4, 1999.

     (c)  Exhibits. See Item 14(a) above.

     (d)  Financial Statements Schedules. See Item 14(a) above.

                                                                     SCHEDULE II

                             BELL MICROPRODUCTS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                                  Additions
                            Balance at           Charged to
                           Beginning of          Costs and        Deductions-      Balance at End
Year Ended December 31,       Period              Expenses         Write-offs         of Period
-----------------------       ------              --------         ----------         ---------
  1999                       $3,486                $6,896           $(5,396)            $4,986

  1998                        1,331                 4,630            (2,475)             3,486

  1997                        4,228                 1,763            (4,660)             1,331

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                            BELL MICROPRODUCTS INC.


                        By: /s/ Remo E. Canessa
                           -----------------------------------------------------
                           Remo E. Canessa
                           Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

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


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                                 Title                                        Date
        ---------                                 -----                                        ----

/s/ W. Donald Bell               Chairman of the Board, President and Chief               March 30, 2000
-----------------------------    Executive Officer (Principal Executive Officer)
(W. Donald Bell)


/s/ Remo E. Canessa              Vice President of Finance and Chief Financial Officer    March 30, 2000
-----------------------------    (Principal Financial and Accounting Officer)
(Remo E. Canessa)


/s/ Gordon A. Campbell           Director                                                 March 30, 2000
-----------------------------
(Gordon A. Campbell)


/s/ Eugene Chaiken               Director                                                 March 30, 2000
-----------------------------
(Eugene Chaiken)


/s/ Edward L. Gelbach            Director                                                 March 30, 2000
-----------------------------
(Edward L. Gelbach)


/s/ James E. Ousley              Director                                                 March 30, 2000
-----------------------------
(James E. Ousley)


/s/ Glenn E. Penisten            Director                                                 March 30, 2000
-----------------------------
 (Glenn E. Penisten)

                                INDEX TO EXHIBITS


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

10.16 Fourth Amendment to Third Amended and Restated Credit Agreement dated December 8, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks (10)

10.17 Fifth Amendment to Third Amended and Restated Credit Agreement dated December 31, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks (10)

10.18 Lease dated August 1, 1999 for Registrant's facilities at 1941 Ringwood Avenue, Suite 200, San Jose, California (10)

21.1     Subsidiaries of the Registrant

23.1     Consent of PricewaterhouseCoopers LLP, independent accountants

24.1     Power of Attorney (contained on page 21)

27       Financial Data Schedule

----------

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

(9) Incorporated by reference to exhibit filed with the Registrant's Report on Form S-8 (File No. 333-58053) filed on June 30, 1998.

(10) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10K for the fiscal year ended December 31, 1999 filed on March 30, 2000.