Form 10-K/A
period 1999-12-31
BELL MICROPRODUCTS INC
filed 2000-04-03
CIK 900708

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                               FORM 10-K/A (No. 1)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to _____________

                         Commission File Number: 0-21528

                             BELL MICROPRODUCTS INC.
             (Exact name of registrant as specified in its charter)

         California                                 94-3057566
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              1941 Ringwood Avenue, San Jose, California 95131-1721 (Address of principal executive office, including zip code)

       Registrant's telephone number, including area code: (408) 451-9400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholder to be held on May 11, 2000 are incorporated by reference into Part III of this Form 10-K.

                                    PART IV

ITEM 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      The following documents are filed as part of this Form 10-K:

                  (1)      Consolidated Financial Statements

                           The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements (set forth in Item 8 of Part II of this Annual Report on Form 10-K) are filed as part of this Annual Report on Form 10-K.

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

10.3     Employee Stock Purchase Plan, as amended through May 21, 1998 (9)

10.4     The form of Option Agreement used under the Employee Stock Purchase
         Plan (4)

10.5     Registrant's 401(k) Plan (3)

10.6 Lease dated March 17, 1992 for Registrant's facilities at 1941 Ringwood Avenue, Suite 100, San Jose, California (3)

10.7 Second Amendment to Third Amended and Restated Credit Agreement dated as of July 21, 1999 (12)

10.8 Third Amended and Restated Credit Agreement dated as of November 12, 1998, conformed to include the First Amendment thereto, effective May 14, 1999 (12)

10.9     Form of Indemnification Agreement (3)

10.10 IBM Authorized Distributor Agreement dated May 17, 1993 between IBM Corporation and Registrant (3)

10.11 Sublease dated November 12, 1996 for the Registrant's facilities at 2020 South Tenth Street, San Jose, California, and related exhibits (8)

10.12* Employment Agreement dated as of December 10, 1996 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer
         (8)

10.13 Lease dated February 17, 1999 for Registrant's facilities at 4048 Castle Avenue, New Castle, Delaware (11)

10.14 Third Amendment and Restated Credit Agreement dated as of November 12, 1998 by and among the Registrant, the Banks named therein and California Bank & Trust, as Agent for the Banks (7)

10.15 Asset Purchase Agreement dated as of November 5, 1998 by and between the Company, Almo Corporation, Almo Distributing Pennsylvania, Inc., Almo Distributing Maryland, Inc., Almo Distributing Minnesota, Inc., Almo Distributing Wisconsin, Inc. and Almo Distributing, Inc. (7)

10.16 Fourth Amendment to Third Amended and Restated Credit Agreement dated December 8, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks (10)

10.17 Fifth Amendment to Third Amended and Restated Credit Agreement dated December 31, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks (10)

10.18 Lease dated August 1, 1999 for Registrant's facilities at 1941 Ringwood Avenue, Suite 200, San Jose, California (10)

10.19 Asset Purchase Agreement between Bell Microproducts, Inc. and Pemstar Inc. April 30, 1999 (13)

10.20 Amendment to Asset Purchase Agreement between Bell Microproducts, Inc. and Pemstar Inc. June 4, 1999 (13)

10.21 Asset Purchase Agreement between Bell Microproducts - Future Tech, Inc., Future Tech International, Inc., Bell Microproducts, Inc., and Leonard Keller, dated May 14, 1999, as amended June 1, 1999 (14)

10.22 Management Retention Agreements between the Registrant and the following executive officers of the Registrant: W. Donald Bell and Remo
         E. Canessa (15)

10.23 Waiver and Third Amendment to Third Amended and Restated Credit Agreement dated as of October 15, 1999 (15)

10.24 Distribution Agreement dated as of January 11, 2000 between the Registrant and International Business Machines Corporation (16)

10.25 Employment Agreement dated as of July 1, 1999 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer (17)

21.1     Subsidiaries of the Registrant

23.1     Consent of PricewaterhouseCoopers LLP, independent accountants

24.1     Power of Attorney (10)
--------------------------------

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

         (7) Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on November 30, 1998.

         (8) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997.

         (9) Incorporated by reference to exhibit filed with the Registrant's Report on Form S-8 (File No. 333-58053) filed on June 30, 1998.

         (10) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 30, 2000.

         (11) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

         (12) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999.

         (13) Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on June 23, 1999.

         (14) Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on August 4, 1999.

         (15) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended September 30, 1999.

         (16) Incorporated by reference to exhibit filed with the Registrant's Form 10-Q/A for the quarter ended September 30, 1999.

         (17) Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on January 13, 2000.

(b)      Reports on Form 8-K.

         A Form 8-K/A was filed on October 4, 1999 to file on Item 7 the following exhibits:

         Exhibit 99.1 Future Tech International, Inc. Financial Statements, December 31, 1998.
         Exhibit 99.2 Unaudited interim information of Future Tech International, Inc.
         Exhibit 99.3 Valuation and Qualifying Accounts and Reserves of Future Tech International, Inc., December 31, 1998.

(c)      Exhibits. See Item 14(a) above.

(d)      Financial Statement Schedules.  See Item 14(a) above.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2000.

                                      BELL MICROPRODUCTS INC.


                                      By    /s/ Remo E. Canessa
                                            Remo E. Canessa
                                            Chief Financial Officer and
                                            Vice President of Finance

                                INDEX TO EXHIBITS

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

10.3     Employee Stock Purchase Plan, as amended through May 21, 1998 (9)

10.4     The form of Option Agreement used under the Employee Stock Purchase
         Plan (4)

10.5     Registrant's 401(k) Plan (3)

10.6 Lease dated March 17, 1992 for Registrant's facilities at 1941 Ringwood Avenue, Suite 100, San Jose, California (3)

10.7 Second Amendment to Third Amended and Restated Credit Agreement dated as of July 21, 1999 (12)

10.8 Third Amended and Restated Credit Agreement dated as of November 12, 1998, conformed to include the First Amendment thereto, effective May 14, 1999 (12)

10.9     Form of Indemnification Agreement (3)

10.10 IBM Authorized Distributor Agreement dated May 17, 1993 between IBM Corporation and Registrant (3)

10.11 Sublease dated November 12, 1996 for the Registrant's facilities at 2020 South Tenth Street, San Jose, California, and related exhibits (8)

10.12* Employment Agreement dated as of December 10, 1996 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer
         (8)

10.13 Lease dated February 17, 1999 for Registrant's facilities at 4048 Castle Avenue, New Castle, Delaware (11)

10.14 Third Amendment and Restated Credit Agreement dated as of November 12, 1998 by and among the Registrant, the Banks named therein and California Bank & Trust, as Agent for the Banks (7)

10.15 Asset Purchase Agreement dated as of November 5, 1998 by and between the Company, Almo Corporation, Almo Distributing Pennsylvania, Inc., Almo Distributing Maryland, Inc., Almo Distributing Minnesota, Inc., Almo Distributing Wisconsin, Inc. and Almo Distributing, Inc. (7)

10.16 Fourth Amendment to Third Amended and Restated Credit Agreement dated December 8, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks (10)

10.17 Fifth Amendment to Third Amended and Restated Credit Agreement dated December 31, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks (10)

10.18 Lease dated August 1, 1999 for Registrant's facilities at 1941 Ringwood Avenue, Suite 200, San Jose, California (10)

10.19 Asset Purchase Agreement between Bell Microproducts, Inc. and Pemstar Inc. April 30, 1999 (13)

10.20 Amendment to Asset Purchase Agreement between Bell Microproducts, Inc. and Pemstar Inc. June 4, 1999 (13)

10.21 Asset Purchase Agreement between Bell Microproducts - Future Tech, Inc., Future Tech International, Inc., Bell Microproducts, Inc., and Leonard Keller, dated May 14, 1999, as amended June 1, 1999 (14)

10.22 Management Retention Agreements between the Registrant and the following executive officers of the Registrant: W. Donald Bell and Remo
         E. Canessa (15)

10.23 Waiver and Third Amendment to Third Amended and Restated Credit Agreement dated as of October 15, 1999 (15)

10.24 Distribution Agreement dated as of January 11, 2000 between the Registrant and International Business Machines Corporation (16)

10.25 Employment Agreement dated as of July 1, 1999 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer (17)

21.1     Subsidiaries of the Registrant

23.1     Consent of PricewaterhouseCoopers LLP, independent accountants

24.1     Power of Attorney (10)
-----------------------------

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

         (7) Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on November 30, 1998.

         (8) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997.

         (9) Incorporated by reference to exhibit filed with the Registrant's Report on Form S-8 (File No. 333-58053) filed on June 30, 1998.

         (10) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 30, 2000.

         (11) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

         (12) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999.

         (13) Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on June 23, 1999.

         (14) Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on August 4, 1999.

         (15) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10Q for the quarter ended September 30, 1999.

         (16) Incorporated by reference to exhibit filed with the Registrant's Form 10-Q/A for the quarter ended September 30, 1999.

         (17) Incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on January 13, 2000.