Form 10-Q
period 2000-03-31
BELL MICROPRODUCTS INC
filed 2000-05-15
CIK 900708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         ( Mark one )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 2000

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to  ____________

         Commission file number       0-21528

                             Bell Microproducts Inc.
             (Exact name of registrant as specified in its charter)

         California                                         94-3057566
( State or other jurisdiction of                           ( I.R.S. Employer
incorporation or organization)                             Identification No.)

1941 Ringwood Avenue, San Jose, California                    95131-1721
(Address of principal executive offices )                     (Zip Code )

                                 (408) 451-9400
             (Registrant's telephone number, including area code )

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

         Yes      X                         No


Common Stock, $.01 Par Value --
Number of Shares Outstanding at March 31, 2000:  9,401,000

                             Bell Microproducts Inc.
                               Index to Form 10-Q



                                                                         Page
PART  I  -  FINANCIAL INFORMATION                                       Number

Item 1:  Financial Statements

    Condensed Consolidated Balance Sheets - March 31, 2000
    and December 31, 1999                                                  3

    Condensed Consolidated Statements of Income - Three
    months ended March 31, 2000 and 1999                                   4

    Condensed Consolidated Statements of Cash Flows -  Three
    months ended March 31, 2000 and 1999                                   5

    Notes to Condensed Consolidated Financial Statements                   6


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3:  Quantitative and Qualitative Disclosure about Market Risk        11

PART II  -  OTHER INFORMATION


Item 6.  Exhibits and Reports                                             12

Signature                                                                 13

Exhibit Index                                                             14

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATements

                             Bell Microproducts Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)


                                                                      March 31,                      December 31,
                                                                        2000                             1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                              $   11,830                     $    5,103
     Accounts receivable, net                                             200,127                        168,857
     Inventories                                                          131,226                        156,648
     Deferred income taxes                                                  4,501                          4,220
     Prepaid expenses and other  current assets                             1,924                          1,238
                                                                 --------------------           -----------------------
                  Total current assets                                    349,608                        336,066
Property and equipment, net                                                 8,689                          7,626
Goodwill and other intangibles                                             15,993                         16,059
Other assets                                                                  668                            600
                                                                 ====================           =======================
     Total assets                                                        $374,958                       $360,351
                                                                 ====================           =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $141,600                       $143,632
     Other accrued liabilities                                             11,152                          9,808
                                                                 --------------------           -----------------------
                  Total current liabilities                               152,752                        153,440

Borrowings under the line of credit                                       119,900                        110,600
Other long-term liabilities                                                 1,792                             38
                                                                 --------------------           -----------------------
     Total liabilities                                                    274,444                        264,078
                                                                 --------------------           -----------------------

Commitments and contingencies (Note 6)
Shareholders' equity:
     Common Stock, $0.01 par value, 20,000 shares
       authorized; 9,401 and 9,251 issued and outstanding                  59,583                         58,527
     Retained earnings                                                     40,495                         37,285
     Accumulated other comprehensive income                                   436                            461
                                                                 --------------------           -----------------------
         Total shareholders' equity                                       100,514                         96,273
                                                                 --------------------           -----------------------
     Total liabilities and shareholders' equity                          $374,958                       $360,351
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

                             Bell Microproducts Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three months ended March 31,
                                                   -----------------------------------
                                                       2000                 1999
                                                  ----------------     ---------------
Net sales                                             $366,270             $219,599
Cost of sales                                          337,012              200,177
                                                  ----------------     ---------------
Gross profit                                            29,258               19,422

Selling, general and
   administrative expenses                              21,355               14,955
                                                  ----------------     ---------------
Operating Income from continuing
   operations                                            7,903                4,467
Interest expense                                         2,366                1,224
Foreign exchange remeasurement loss                          3                    -
                                                  ----------------     ---------------
Income from continuing operations
  before income taxes                                    5,534                3,243
Provision for income taxes                               2,324                1,362
                                                  ----------------     ---------------
Income from continuing operations                        3,210                1,881
Discontinued operations:
Loss from discontinued operations, net of
   income tax benefit of $471                                -                 (651)
                                                  ----------------     ---------------
Net income                                           $   3,210           $    1,230
                                                  ================     ===============
Earnings per share
     Basic
        Continuing operations                        $    0.34           $     0.21
        Discontinued operations                              -                (0.07)
                                                  ----------------     ---------------
     Total                                           $    0.34           $     0.14
                                                  ================     ===============
     Diluted
         Continuing operations                       $    0.32           $     0.21
         Discontinued operations                             -                (0.07)
                                                  ----------------     ---------------
     Total                                           $    0.32           $     0.14
                                                  ================     ===============
Shares used in per share calculation
     Basic                                               9,309                8,932
                                                  ================     ===============
     Diluted                                             9,987                9,010
                                                  ================     ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Bell Microproducts Inc.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)



                                                              Three months ended March 31,
-----------------------------------------------------------------------------------------------
                                                                     2000              1999
                                                                -------------     -------------
Cash flows from operating activities:
Income from continuing activities                               $     3,210        $    1,881
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                 532               485
          Change in allowance for doubtful accounts                     462               491
          Change in deferred income taxes                              (281)                -
          Changes in assets and liabilities:
              Accounts receivable                                   (31,732)          (21,029)
              Inventories                                            25,422           (12,061)
              Prepaid expenses                                         (686)             (253)
              Other assets                                              (68)             (120)
              Accounts payable                                       (2,032)           21,497
              Other accrued liabilities                               1,344             1,082
                                                                -------------     -------------
Net cash used in continuing operating activities                     (3,829)           (8,027)
Net cash provided by discontinued operations                              -             1,311
                                                                -------------     -------------
Net cash used in operating activities                                (3,829)           (6,716)
                                                                -------------     -------------
Cash flows from investing activities:
Acquisition of property and equipment, net                           (1,534)             (830)
                                                                -------------     -------------
Net cash used in investing activities                                (1,534)             (830)
                                                                -------------     -------------
Cash flows from financing activities:
Net borrowings under line of credit agreement                         9,300             5,200
Proceeds from issuance of Common Stock                                1,056               152
Net borrowings under long term liabilities                            1,754                 1
                                                                -------------     -------------
Net cash provided by financing  activities                           12,110             5,353
                                                                -------------     -------------
Effect of exchange rate changes on cash                                 (20)               53
                                                                -------------     -------------
Net increase (decrease) in cash                                       6,727            (2,140)
Cash at beginning of period                                           5,103             4,082
                                                                -------------     -------------
Cash at end of period                                            $   11,830        $    1,942
                                                                =============     =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

         The Company operates in one business segment as a distributor of semi conductors and computer products to original equipment manufacturors (OEMs), value added resellers (VARs) and dealers in the United States, Canada and Latin America.

         The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

Note 2 - Acquisition and Divestitures:

         On July 8, 1999, the Company completed the sale of its Contract Manufacturing Division, Quadrus, for a total consideration of approximately $34.7 million. The sale resulted in an after tax gain of $1.1 million or $0.11 per share. The results of Quadrus have been reported separately as discontinued operations in the Consolidated Statements of Income and prior year consolidated financial statements have been restated.

         On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of Future Tech International, Inc., a privately held company located in Miami. Prior to its reorganization in bankruptcy and subsequent acquisition by the Company, FTI was a leading value-added distributor of computer components to the markets of Latin America and the Caribbean. FTI distributes products manufactured by AMD, Canon, Maxtor, NEC, Quantum and other leading manufacturers, and manufactures and markets its proprietary Markvision-branded products.

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

         The FTI purchase price was allocated to the acquired assets and liabilities assumed based upon management's estimate of their fair market values as of the acquisition date as follows (in thousands):

           Restricted cash                          $      23
           Accounts receivable                         12,576
           Inventories                                  2,639
           Equipment and  other assets                  3,947
           Goodwill                                     4,227
           Accounts payable                           (20,989)
           Other accrued liabilities                     (204)
                                              ======================
           Total consideration                      $   2,219
                                              ======================

Note 3 - Earnings per Share

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):


                                                                         Three Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                      2000                 1999
                                                                 ----------------     ---------------

Net income                                                         $   3,210            $   1,230
                                                                 ================     ===============
Weighted average common shares outstanding (Basic)                     9,309                8,932

Effect of dilutive warrants and options                                  678                   78
                                                                 ----------------     ---------------
Weighted average common shares outstanding (Diluted)                   9,987                9,010
                                                                 ================     ===============


Note 4 - Property and Equipment:

         A summary of property and equipment follows (in thousands):


                                                          March 31, 2000                  December 31, 1999
                                                    ---------------------------       ---------------------------
     Computer and other equipment                            $   8,064                         $   6,753
     Furniture and fixtures                                      2,444                             2,354
     Leasehold improvements                                      1,027                               899
     Warehouse and other equipment                               1,419                             1,412
                                                    ---------------------------       ---------------------------
                                                                12,951                            11,418
     Accumulated depreciation                                   (4,262)                           (3,792)
                                                    ---------------------------       ---------------------------
     Total                                                   $   8,689                         $   7,626
                                                    ===========================       ===========================


Note 5 - Line of Credit

         On December 8, 1999 and as further amended on December 31,1999, the Company entered into an amendment to the Third Amended and Restated Syndicated Credit Agreement, arranged by California Bank & Trust, as agent. The amendment increased the Company's $130 million revolving line of credit to $160 million, and extended its maturity date to May 31, 2001. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate (9.0% at March 31, 2000) or the adjusted LIBOR rate plus a maximum of 2.25%. The balance outstanding on the revolving line of credit at March 31, 2000 was $119.9 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at March 31, 2000; however, there can be no assurance that the Company will be in compliance in the future.

Note 6 - Commitments and Contingencies

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

Note 7 - Subsequent Events

         On May 3, 2000 the Company signed a definitive purchase agreement with Rorke Data, Inc. ("Rorke"), a privately held company that provides leading-edge Fibre Channel and SAN storage solutions to vertical markets such as digital audio/video, publishing, and medical imaging throughout the U.S. and Europe. The agreement provides for the Company to pay approximately $6 million in cash and shares of the Company for all of the outstanding shares of Rorke and to immediately satisfy or replace approximately $6 million of certain specified debt of Rorke. The agreement is subject to a number of conditions that must be satisfied prior to closing.

         On April 25, 2000, the Company signed a letter of intent to acquire Ideal Hardware plc. ("Ideal"), a wholly owned subsidiary of InterX plc. Ideal is a United Kingdom based value-added, storage-centric distributor. The letter of intent is non-binding and the acquisition is subject to the completion of due diligence and the negotiation of final terms and conditions of a definitive purchase agreement. The purchase price has yet to be determined. Based on InterX plc's financial statements, Ideal recorded sales in the fiscal year ending July 1999 of approximately $500 million.

Note 8 - Recently Issued Accounting Statement

         In April 2000, the Financial Accounting Standards Board issued FASB interpretation of No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN44"). Among other issues, FIN 44 clarifies (a) the definition of employees for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpreation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently reviewing stock grants to determine the impact, if any, that may arise from implementation of FIN 44, although management does not expect the imapct, if any, to be material to the financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's revenue recognition policies comply with the requirements of SAB 101.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information Regarding Forward-Looking Statements

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, potential year 2000 costs, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Three months ended March 31, 2000 compared to three months ended March 31, 1999

         Sales were $366.3 million for the quarter ended March 31, 2000, which represented an increase of $146.7 million, or 67% compared to the same quarter in 1999. This increase in sales was attributable to the growth in unit sales in existing product lines, the addition of new lines and expansion of the customer base related to the acquisition of FTI in July of 1999.

         The Company's gross profit for the first quarter of 2000 was $29.3 million, an increase of $9.8 million, or 51% from the first quarter of 1999. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, overall gross margins were 8.0% compared to 8.8% in the same period last year. This decrease was primarily due to inceased competitive pricing in the industry, sales into Latin America, which typically have lower margins than sales in North America, and customer mix.

         Selling, general and administrative expenses increased to $21.4 million in the first quarter of 2000 from $15.0 million in the first quarter of 1999, an increase of $6.4 million, or 42%. This increase in expenses was attributable to the acquisition of FTI, the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support, and increased sales volume. As a percentage of sales, operating expenses decreased in the first quarter of 2000 to 5.8% from 6.8% in the first quarter of 1999.

         Interest expense was $2.4 million in the first quarter of 2000 as compared to $1.2 million in the same period last year. This increase was primarily due to higher bank borrowings throughout the first quarter of 2000 in relation to the comparable 1999 quarter.

         The effective income tax rate remained the same, 42%, during both periods.

         In the first quarter of 2000, the Company recognized remeasurement losses of $3,000 relating to the translation of US dollar dominated debt of its Canadian subsidiary, Tenex Data, and subsidiaries of FTI.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth.

         On December 8, 1999 and as further amended on December 31, 1999, the Company entered into an amendment to the Third Amended and Restated Syndicated Credit Agreement arranged by California Bank & Trust, as Agent. The amendment increased the Company's $130 million revolving line of credit to $160 million and extended the maturity date to May 31, 2001. At the Company's option, the borrowings under the line of credit will bear interest at California Bank & Trust's prime rate (9.0% at March 31, 2000) or the adjusted LIBOR rate plus a maximum of 2.25%. The balance outstanding on the revolving line of credit at March 31, 2000 was $119.9 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchases of stock, making investments and profitability. The Company was in compliance with its bank covenants at March 31, 2000; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Syndicated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected. The Company intends to utilize its revolving line of credit to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit to acquire complementary businesses, provided consent from its banks is obtained.

         On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of FTI for a purchase price of approximately $2.2 million in cash including acquisition costs. The acquisition, which was accounted for as a purchase, was funded through borrowings under the Company's revolving line of credit. On June 8, 1999 the Company sold its Contract Manufacturing Division, Quadrus, for a total cash consideration of $34.7 million

         Net cash used in operating activities for the three months ended March 31, 2000, was $3.6 million. The Company's net accounts receivable as of March 31, 2000 increased to $200.1 million from $168.9 million as of December 31, 1999. The Company's inventories as of March 31, 2000 decreased to $131.2 million from $156.7 million as of December 31, 1999, primarily as a result of a change in the timing of inventory purchases and receipts. Net cash provided by financing activities during the three months ended March 31, 2000 totaled $12.1 million, which was primarily related to the borrowings under the Company's line of credit. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.
                                       10

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's line of credit has an interest rate that is based on associated rates such as LIBOR and the Prime Rate that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An increase of 1% in such interest rate percentages would increase the annual interest expense by $1.2 million, based on the borrowings at March 31, 2000.

         Substantially all of the Company's revenue and capital expenditure are transacted in US Dollars. Transactions in other currencies and the associated risks of depreciation of value and volatility of cashflows have not been material to date. The Company is subject to increased foreign currency transactions and associated risks following the acquisition of Toronto-based Tenex Data in November 1998 and the acquisition of Future Tech, Inc. in July 1999. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected. The Company does not engage in hedging activities such as forward currency exchange contracts and does not invest in derivative financial instruments.

Item 6.  Exhibits and Reports

         (a)      Exhibits:

                  27. Financial Data Schedule for the quarter
                      ended March 31, 2000.

         (b)      Reports on Form 8-K:
                  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 15, 2000


                           BELL MICROPRODUCTS INC.





                           By: /s/ Remo E. Canessa
                           Vice President of Finance &
                           Chief Financial Officer
                           (Principal Financial Officer and Accounting Officer)

                                  EXHIBIT INDEX

                             BELL MICROPRODUCTS INC.
                                    FORM 10Q
                        FOR QUARTER ENDED MARCH 31, 2000



Exhibit Number        Description
--------------        -----------
    27.               Financial Data Schedule (filed in electronic format only)