Form 10-Q
period 2000-06-30
BELL MICROPRODUCTS INC
filed 2000-08-14
CIK 900708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

( Mark one )
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2000

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to  ____________

Commission file number       0-21528

                             Bell Microproducts Inc.
             (Exact name of registrant as specified in its charter)

         California                                           94-3057566
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1941 Ringwood Avenue, San Jose, California                       95131-1721
-------------------------------------------------------------------------------
(Address of principal executive offices )                     (Zip Code )

                                 (408) 451-9400
             (Registrant's telephone number, including area code )

         N/A ( Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X               No _______ initial report, previously not
                                         required to file

Common Stock, $.01 Par Value --
Number of Shares Outstanding at June 30, 2000:  9,690,935

                             Bell Microproducts Inc.
                               Index to Form 10-Q



                                                                         Page
PART  I  -  FINANCIAL INFORMATION                                       Number

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2000
         and December 31, 1999                                            3

         Condensed Consolidated Statements of Income - Three
         months and six months ended June 30, 2000 and 1999               4

         Condensed Consolidated Statements of Cash Flows -  Six
         months ended June 30, 2000 and 1999                              5

         Notes to Condensed Consolidated Financial Statements             6


Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              11

Item 3: Quantitative and Qualitative Disclosure about Market Risk        14


PART II  -  OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders              15

Item 6: Exhibits and Reports                                             16

Signature:                                                               17

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                             Bell Microproducts Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)



                                                                      June 30,                 December 31,
                                                                        2000                       1999
--------------------------------------------------------------   --------------------     -----------------------
ASSETS
Current assets:
     Cash                                                                $    696               $    5,103
     Accounts receivable, net                                             216,967                  168,857
     Inventories                                                          159,220                  156,648
     Deferred income taxes                                                  5,843                    4,220
     Prepaid expenses and other current assets                              1,799                    1,238
                                                                 --------------------     -----------------------
                  Total current assets                                    384,525                  336,066
Property and equipment, net                                                12,778                    7,626
Goodwill and other intangibles                                             23,946                   16,059
Other assets                                                                  968                      600
                                                                 --------------------     -----------------------
     Total assets                                                        $422,217                 $360,351
                                                                 ====================     =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $150,307                 $143,632
     Borrowings under lines of credit                                      46,910                        -
     Other accrued liabilities                                             15,139                    9,808
                                                                 --------------------     -----------------------
                  Total current liabilities                               212,356                  153,440

Borrowings under lines of credit                                          100,303                  110,600
Other long-term liabilities                                                 2,125                       38
                                                                 --------------------     -----------------------
     Total liabilities                                                    314,784                  264,078
                                                                 --------------------     -----------------------
Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000
       shares authorized; 9,691 and 9,251 issued
       and outstanding                                                     62,911                   58,527
     Retained earnings                                                     44,469                   37,285
     Accumulated other comprehensive income                                    53                      461
                                                                 --------------------     -----------------------
         Total shareholders' equity                                       107,433                   96,273
                                                                 --------------------     -----------------------
     Total liabilities and shareholders' equity                          $422,217                 $360,351
                                                                 ====================     =======================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Bell Microproducts Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                   ------------------------------------    -----------------------------------
                                                      Three months ended June 30,          Six months ended June 30,
                                                        2000                1999                2000               1999
                                                   ---------------    -----------------    ---------------    ----------------
Net sales                                           $    382,407       $    231,627         $    748,677       $    451,226
Cost of sales                                            347,258            210,826              684,270            411,003
                                                   ---------------    ----------------     ---------------    ---------------
Gross profit                                              35,149             20,801               64,407             40,223

Selling general and administrative expenses               25,472             15,926               46,827             30,881
                                                   ---------------    ----------------     ---------------    ---------------
Income from continuing operations                          9,677              4,875               17,580              9,342
Interest expense                                           2,959              1,556                5,326              2,780
Foreign exchange remeasurement gain                         (133)              (358)                (131)              (358)
                                                   ---------------    ----------------     ---------------    ---------------
Income from continuing operations before
   income taxes                                            6,851              3,677               12,385              6,920
Provision for income taxes                                 2,877              1,544                5,201              2,906
                                                   ---------------    ----------------     ---------------    ---------------
Income from continuing operations                          3,974              2,133                7,184              4,014
Discontinued operations:
   Loss from discontinued operations, net of
       income tax benefit                                      -             (2,295)                   -             (2,946)
   Gain on sale of contract manufacturing
       segment                                                 -              1,054                    -              1,054
                                                   ---------------    ----------------     ---------------    ---------------
Net income                                         $       3,974      $           892      $        7,184     $        2,122
                                                   ===============    ================     ===============    ===============
Earnings per share
    Basic
         Continuing  operations                    $        0.42      $          0.24      $       0.76           $   0.45
         Discontinued operations                               -                (0.14)                -              (0.21)
                                                   ---------------    ----------------     ---------------    ---------------
    Total                                          $        0.42      $          0.10      $       0.76       $       0.24
                                                   ===============    ================     ===============    ===============
Earnings per share
    Diluted
         Continuing  operations                    $        0.38      $          0.24      $       0.70       $       0.45
         Discontinued operations                               -                (0.14)                -              (0.21)
                                                   ---------------    ----------------     ---------------    ---------------
    Total                                          $        0.38      $          0.10      $       0.70       $       0.24
                                                   ===============    ================     ===============    ===============
Shares used in per share calculation
    Basic                                                  9,511                8,945             9,410              8,939
                                                   ===============    ================     ===============    ===============
    Diluted                                               10,501                8,982            10,244              8,996
                                                   ===============    ================     ===============    ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Bell Microproducts Inc.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)


                                                                                        Six months ended June 30,
---------------------------------------------------------------------------------- -------------- -- -------------
                                                                                       2000              1999
                                                                                   --------------    -------------
Cash flows from operating activities:
Income from continuing activities                                                   $    7,184        $    4,014
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                  1,690             1,001
          Change in allowance for doubtful accounts                                      1,192             1,066
          Change in deferred income taxes                                                 (558)                -
          Changes in assets and liabilities:
              Accounts receivable                                                      (42,365)          (28,585)
              Inventories                                                                5,493           (20,869)
              Prepaid expenses                                                            (482)              155
              Other assets                                                                   4            (1,825)
              Accounts payable                                                          (1,061)           25,674
              Other accrued liabilities                                                 (2,236)             (154)
                                                                                   --------------    -------------
                Net cash used in continuing operating activities                       (31,139)          (19,523)
                Net cash used in discontinued operations                                     -            (1,765)
                                                                                   -------------     -------------
                Net cash used in operating activities                                  (31,139)          (21,288)
                                                                                   --------------    -------------
Cash flows from investing activities:
Acquisition of property, equipment and other, net                                       (5,042)           (1,577)
Proceeds from sale of business                                                               -            34,665
Acquisition of new businesses                                                           (4,679)                -
                                                                                   --------------    -------------
                      Net cash (used in) provided by investing activities               (9,721)           33,088
                                                                                   --------------    -------------
Cash flows from financing activities:
Net borrowings/(repayments) under line of credit agreement                              32,899           (12,100)
Proceeds from issuance of Common Stock                                                   1,876               535
Net borrowings on long term liabilities                                                  2,067                 3
                                                                                   --------------    -------------
                Net cash provided by (used in) financing activities                     36,842           (11,562)
                                                                                   --------------    -------------
Effect of exchange rate changes on cash                                                   (389)              162
Net (decrease) increase in cash                                                         (4,407)              400
Cash at beginning of period                                                              5,103             4,082
                                                                                   --------------    -------------
Cash at end of period                                                               $       696       $    4,482
                                                                                   ==============    =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                   $     6,197        $    3,838
        Income taxes                                                               $     4,701        $    1,484
Supplemental non-cash financing activities:
    Common Stock  issued for acquisition (Note 2)                                  $     2,508        $        -


         The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

         The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

         The Company operates primarily in one business segment as a distributor of semiconductors and computer products primarily to original equipment manufacturers (OEMs), value added resellers (VARs) and dealers in the United States, Canada, Latin America and Europe.

Note 2 - Acquisitions and Divestitures:

         All acquisitions below have been accounted for under the purchase method. Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

Rorke Data, Inc. Acquisition

         On May 15, 2000, the Company acquired all of the outstanding capital stock of Rorke Data, Inc. ("RDI"), a privately held company headquartered in Minnesota, with a subsidiary in The Netherlands. RDI provides leading-edge Fibre Channel and SAN storage solutions to vertical markets such as digital audio/video, publishing, and medical imaging throughout the U.S. and Europe.

         RDI was acquired for a total purchase price of approximately $7.1 million, which included cash of $4.1 million, the issuance of 179,612 shares of the Company's Common Stock and acquisition costs. Management is currently finalizing the valuation of assets acquired and liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price to acquired assets and assumed liabilities based on management estimates are as follows (in thousands):

            Cash                                  $         216
            Accounts receivable                           6,792
            Inventories                                   7,765
            Equipment and  other assets                   3,678
            Goodwill                                      7,428
            Accounts payable                             (7,488)
            Other accrued liabilities                    (7,567)
            Notes payable                                (3,734)
                                               ----------------------
            Total consideration                   $        7,090
                                               ======================

         Results of operations of RDI were not material to the Company.

Hammer Storage Solutions Acquisition

         On April 27, 2000, the Company acquired certain assets and assumed certain liabilities of Hammer Storage Solutions ("Hammer"); a manufacturer of digital storage sub-systems based in Newark, California, which was acquired in bankruptcy. Hammer's principal customers are concentrated in the entertainment industry.

         The Hammer assets acquired were primarily accounts receivable, inventory and fixed assets. As consideration for the assets purchased, the Company paid $463,000 in cash, including acquisition costs and assumed certain liabilities, primarily trade accounts payable. The purchase price was allocated to the acquired assets and liabilities assumed based upon management's preliminary estimate of their fair market values as of the acquisition date.

         Results of operations of Hammer were not material to the Company.

Future Tech International, Inc. Acquisition

         On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of Future Tech International, Inc. ("FTI"), a privately held company located in Miami. Prior to its reorganization in bankruptcy and subsequent acquisition by the Company, FTI was a leading value-added distributor of computer components to the markets of Latin America and the Caribbean. FTI distributes products manufactured by AMD, Canon, Maxtor, NEC, Quantum and other leading manufacturers.

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

         The FTI purchase price was allocated to the acquired assets and liabilities assumed based upon management's estimate of their fair market values as of the acquisition date as follows (in thousands):

            Restricted cash                          $      23
            Accounts receivable                         12,576
            Inventories                                  2,639
            Equipment and  other assets                  3,947
            Goodwill                                     4,227
            Accounts payable                           (20,989)
            Other accrued liabilities                     (204)
                                               ----------------------
            Total consideration                      $   2,219
                                               ======================

Divestiture of Quadrus

         On July 8, 1999, the Company completed the sale of its Contract Manufacturing Division, Quadrus, for a total consideration of approximately $34.7 million. The sale resulted in an after tax gain of $1.1 million or $0.11 per share. The results of Quadrus have been reported separately as discontinued operations in the Consolidated Statements of Income.

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000              1999
                                              --------------    ------------    -------------    --------------
Net income                                     $    3,974        $     892        $  7,184          $  2,122
                                              ==============    ============    =============    ==============
Weighted average common shares
  outstanding (Basic)                               9,511            8,945           9,410             8,939

Effect of dilutive warrants and options               990               37             834                57
                                              --------------    ------------    -------------    --------------
Weighted average common shares
  outstanding (Diluted)                            10,501            8,982          10,244             8,996
                                              ==============    ============    =============    ==============


         In the six months ended June 30, 1999, the numbers of common stock warrants and options excluded from diluted loss per share calculations because they are antidilutive were 37,000 and 1,557,000 respectively.

Note 4 - Lines of Credit:

         On May 15, 2000 and on June 22, 2000 the Company entered into amendments to its Third Amended and Restated Credit Agreement arranged by California Bank & Trust, as Agent (the "CBT Facility"). The May 15th amendment allows the Company to include certain of the Company's subsidiaries' accounts receivable and inventory in the calculation of the amount available for borrowing under its $160 million line of credit. The June 22nd amendment permits the TCFC financing described below. At the Company's option, the borrowings under the line of credit bear interest at California Bank & Trust's prime rate (9.5% at June 30, 2000) or the adjusted LIBOR rate plus a maximum of 2.75%. The balance outstanding on the revolving line of credit at June 30, 2000 was $127.4 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's and its subsidiaries' assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchase of stock, making investments and profitability. The Company was in compliance with its bank covenants at June 30, 2000; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected.

         On June 20, 2000, the Company entered into an agreement with Transamerica Commercial Finance Corporation ("TCFC") to provide $15 million in short term financing to the Company. The loan has a maturity date of June 20, 2001, and bears interest at 10.5%. On July 6, 2000, the Company repaid the loan with proceeds received from the RSA facility described below.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. The proceeds from the financing were used to repay in full $123.9 million outstanding under the CBT facility and $15 million of borrowings from TCFC. This subordinated debt financing is comprised of $80 million with interest at 9.125%, due June 30, 2001, and $100 million with interest at 9.0%, payable in semi-annual principal and interest installments commencing December 31, 2000, and a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, declaration of dividends, and repurchase of stock. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

         Effective as of July 6, 2000, the Company amended its existing senior credit facility to decrease the size of the line of credit to $50 million provided solely by California Bank & Trust. The Company is contemplating establishing a larger senior credit facility, but there is no assurance that such arrangements can be made. The Company intends to utilize its revolving line of credit and its subordinated debt financing to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit (provided consent from its senior lender is obtained) and its subordinated debt financing to acquire complementary businesses.

Note 5 - Commitments and Contingencies

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

Note 6 - Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

         Comprehensive income (loss) is as follows (in thousands):


                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000               1999
                                              --------------    ------------    -------------    --------------
Net income                                     $    3,974        $     892        $  7,184          $  2,122
Other comprehensive income (loss):
    Foreign currency translation
       adjustments                                   (383)             146            (408)              222
                                              --------------    ------------    -------------    --------------
Total comprehensive income (loss)              $    3,591         $  1,038        $  6,776          $  2,344
                                              ==============    ============    =============    ==============


         Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

Note 7 - Subsequent Events

         On August 3, 2000, the Company completed the acquisition of Ideal Hardware Limited ("Ideal"), a wholly owned subsidiary of InterX plc. for a total purchase price of approximately $29.0 million including acquisition costs. Approximately $20 million was paid in cash on August 3, 2000 and the remaining $9 million will be paid within the next twelve months in accordance with the purchase agreement. Ideal is a United Kingdom based value-added, storage-centric distributor which reported sales of approximately $500 million and $350 million for the year ended July 31, 1999 and the six months ended January 31, 2000, respectively, the most recent periods for which information was available.

         The Company acquired all the outstanding shares of Ideal's Common Stock and will account for the transaction in accordance with the purchase accounting method. The principal assets acquired include accounts receivable and inventories; the principal liabilities assumed include trade obligations and bank borrowings outstanding. Management's preliminary allocation of the purchase price will result in recognizing goodwill and other intangible assets of approximately $15 million. Allocation of the purchase price over the estimated fair value of the assets acquired and liabilities assumed and proforma consolidated income and revenue will be disclosed by amendment to Form 8-K within the time prescribed by Item 7 (a) (4) of Form 8-K.

         On July 31, 2000 the Company declared a 3-for-2 split of its Common Stock. The stock split will be in the form of a 50% Common Stock dividend payable at the close of business on August 31, 2000 to shareholders of record on August 11, 2000.

Note 8 - Recently Issued Accounting Statements

         In April 2000, the Financial Accounting Standards Board issued FASB interpretation of No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN44"). Among other issues, FIN 44 clarifies (a) the definition of employees for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpreation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company is currently reviewing stock grants to determine the impact, if any, that may arise from implementation of FIN 44, although management does not expect the impact, if any, to be material to the financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes its revenue recognition policies comply with the requirements of SAB 101.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information Regarding Forward-Looking Statements

         Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminoloty such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. This forward looking information generally relates to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, ability to negotiate a new senior credit facility, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 1999. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

Three months ended June 30, 2000 compared to three months ended June 30, 1999

         Sales were $382.4 million for the quarter ended June 30, 2000, which represented an increase of $150.8 million, or 65% compared to the same quarter in 1999. This increase in sales was attributable to the growth in unit sales in existing product lines, the expansion of the customer base related to the acquisition of FTI in July of 1999 and the addition of new lines.

         The Company's gross profit for the second quarter of 2000 was $35.1 million, an increase of $14.3 million, or 69% from the second quarter of 1999. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, overall gross margins were 9.2% compared to 9.0% in the same period last year. This increase was primarily due to customer and product mix, and the acquisition of RDI.

         Selling, general and administrative expenses increased to $25.5 million in the second quarter of 2000 from $15.9 million in the second quarter of 1999, an increase of $9.5 million, or 60%. This increase in expenses was attributable to the acquisitions of FTI and RDI, increased sales volume and the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support. As a percentage of sales, selling, general and administrative expenses decreased in the second quarter of 2000 to 6.7% from 6.9% in the second quarter of 1999.

         Interest expense was $3.0 million in the second quarter of 2000 as compared to $1.6 million in the same period last year. This increase was primarily due to increased interest rates and higher bank borrowings throughout the second quarter of 2000 in relation to the comparable 1999 quarter.

         In the second quarter of 2000, the Company recognized remeasurement gains of $133,000 relating to the translation of US dollar denominated debt of its Canadian subsidiary and subsidiaries of FTI.

         The effective income tax rate remained the same, 42%, during both periods.

Six Months ended June 30, 2000 compared to six months ended June 30, 1999

         Sales were $748.7 million for the six months ended June 30, 2000, which represented an increase of $297.5 million, or 66% over the same period in 1999. The increase in sales was attributable to the growth in unit sales in existing product lines, the expansion of the customer base related to the acquisition of FTI in July of 1999 and the addition of new lines.

         The Company's gross profit for the first six months of 2000 was $64.4 million, an increase of $24.2 million or 60% over the first six months of 1999. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, gross margin decreased to 8.6%, compared to 8.9% in the same period last year. This decrease is primarily due to customer mix and product mix, and competitive pricing in the first half of the six month period.

         Selling, general and administrative expenses increased to $46.8 million in the first six months of 2000 from $30.9 million in the first six months of 1999, which represented an increase of 52%. This increase in expenses was attributable to the acquisitions of FTI and RDI, increased sales volume and the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support. As a percentage of sales, selling, general and administrative expenses decreased in the second quarter of 2000 to 6.3% from 6.8% in the second quarter of 1999.

         Interest expense was $5.3 million in the first six months of 2000 as compared to $2.8 million in the same period last year. This increase was primarily due to increased interest rates and higher bank borrowings throughout the six month period in relation to the comparable 1999 period.

         In the first six months of 1999, the Company recognized remeasurement gains of $131,000 relating to the translation of US dollar denominated debt of its Canadian subsidiary and subsidiaries of FTI.

         The effective income tax rate remained the same, 42%, during both periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

         On May 15, 2000 and on June 22, 2000 the Company entered into amendments to its Third Amended and Restated Credit Agreement arranged by California Bank & Trust, as Agent (the "CBT Facility"). The May 15th amendment allows the Company to include certain of the Company's subsidiaries' accounts receivable and inventory in the calculation of the amount available for borrowing under its $160 million line of credit. The June 22nd amendment permits the TCFC financing described below. At the Company's option, the borrowings under the line of credit bear interest at California Bank & Trust's prime rate (9.5% at June 30, 2000) or the adjusted LIBOR rate plus a maximum of 2.75%. The balance outstanding on the revolving line of credit at June 30, 2000 was $127.4 million. Obligations of the Company under the revolving line of credit are secured by substantially all of the Company's and its subsidiaries' assets. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchase of stock, making investments and profitability. The Company was in compliance with its bank covenants at June 30, 2000; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants in its Amended and Restated Credit Agreement and is unable to obtain a waiver of noncompliance from its banks, the Company's financial condition and results of operations would be materially adversely affected.

         On June 20, 2000, the Company entered into an agreement with Transamerica Commercial Finance Corporation ("TCFC") to provide $15 million in short term financing to the Company. The loan has a maturity date of June 20, 2001, and bears interest at 10.5%. On July 6, 2000, the Company repaid the loan with proceeds received from the RSA facility described below.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. The proceeds from the financing were used to repay in full $123.9 million outstanding under the CBT facility and $15 million of borrowings from TCFC. This subordinated debt financing is comprised of $80 million with interest at 9.125%, due June 30, 2001, and $100 million with interest at 9.0%, payable in semi-annual principal and interest installments commencing December 31, 2000, and a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, declaration of dividends, and repurchase of stock. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

         Effective as of July 6, 2000, the Company amended its existing senior credit facility to decrease the size of the line of credit to $50 million provided solely by California Bank & Trust. The Company is contemplating establishing a larger senior credit facility, but there is no assurance that such arrangements can be made. The Company intends to utilize its revolving line of credit and its subordinated debt financing to fund future working capital requirements. The Company evaluates potential acquisitions from time to time and may utilize its line of credit (provided consent from its senior lender is obtained) and its subordinated debt financing to acquire complementary businesses.

         On May 15, 2000, the Company acquired Rorke Data, Inc. ("RDI") and its European subsidiary for a purchase price of approximately $2.5 million in cash and 179,612 shares of the Company's common stock. Rorke option holders received approximately $335,000, and the minority shareholders of Rorke's European subsidiary received approximately $1.3 million in cash. The acquisition was funded through borrowings under the Company's revolving line of credit.

         On April 27, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Hammer Storage Solutions ("Hammer") for $463,000 cash. The acquisition was funded through borrowings under the Company's revolving line of credit.

         Net cash used in operating activities for the six months ended June 30, 2000, was $31.1 million. The Company's net accounts receivable as of June 30, 2000 increased to $217.0 million from $168.9 million as of December 31, 1999. The Company's accounts payable increased to $150.3 million as of June 30, 2000 from $143.6 million as of December 31, 1999, primarily due to increased inventory purchases as well as timing of inventory receipts and payments related thereto. Net cash used in investing activities during the six months ended June 30, 2000 totaled $9.7 million, which was primarily related to the acquisitions of Hammer and RDI. Net cash provided by financing activities during the six months ended June 30, 2000 totaled $36.8 million, which was primarily related to the borrowings under the Company's line of credit. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Effective July 6, 2000, the Company borrowed $100 million at a fixed interest rate of 9% per annum; the borrowing is payable over ten years. An additional $80 million, payable June 30, 2001, was borrowed at a fixed rate of 9.125%. Concurrent with these financings, the Company amended its existing credit facility, reducing the facility to $50 million. Through August 11, 2000, no amounts were outstanding. The Company's line of credit has an interest rate that is based on associated rates such as LIBOR and the Prime Rate that may fluctuate over time based on changes in the economic environment. The company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. Assuming maximum borrowing under the line of credit, an increase of 1% in such interest rate percentages would increase the quarterly interest expense by $125,000.

         Substantially all of the Company's revenue and capital expenditure are transacted in US Dollars. As a result of transactions in other currencies, the Company has recognized foreign currency remeasurement gain of $133,000 during the quarter ended June 30, 2000. The Company is likely to be subject to increased foreign currency transactions and associated risks of depreciation of value and volatility of cashflows following the acquisitions of RDI, FTI and Tenex Data. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         Registrant held its Annual Meeting of Shareholders on May 22, 2000.

         At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                                   For               Against          Abstention           Nonvotes
                                             ----------------    ----------------   ----------------    ---------------
              W. Donald Bell                     4,836,674             --                718,120              --
              Gordon A. Campbell                 4,837,674             --                717,120              --
              Glenn E. Penisten                  4,837,674             --                717,120              --
              Edward L. Gelbach                  4,837,674             --                717,120              --
              James Ousley                       4,827,074             --                727,120              --
              Eugene B. Chaiken                  4,837,674             --                717,120              --

2. Approval of an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 800,000 shares.

                                                  For                Against          Abstention           Nonvotes
                                           ------------------    ----------------   ----------------    ---------------
                                              3,932,196            1,611,388             11,210              --


3. Approval of an amendment to the Company's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of Common Stock from 20,000,000 to 40,000,000.

                                                  For                Against          Abstention           Nonvotes
                                           ------------------    ----------------   ----------------    ---------------
                                              5,370,153              169,341             15,300              --

4. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending December 31, 2000.

                                                  For                Against          Abstention           Nonvotes
                                           ------------------    ----------------   ----------------    ---------------
                                              5,546,924                7,560                310              --


Item 6.  Exhibits and Reports

         (a)      Exhibits:

         10.1 Office and warehouse lease, dated March 21, 1991, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 relating to Rorke Data facilities in Eden Prairie, Minnesota.
         10.2     Lease, dated June 16, 2000, relating to Bell Microproducts
                  - Future Tech facilities in Miami, Florida.
         10.3 Management Retention Agreement dated March 20, 2000, between the Company and Lawrence Leong.
         10.4 Management Retention Agreement dated April 17, 2000, between the Company and Henri Richard.
         27.      Financial Data Schedule for the six months ended
                  June 30, 2000.


(b)      Reports on Form 8-K:


         Date Filed   Item No.     Description
          7/11/00        5         Press release re subordinated debt financing
          7/21/00        5         Securities Purchase Agreement with The
                                   Retirement Systems of Alabama
          7/21/00        5         Press release re agreement to acquire Ideal
                                   Hardware Limited.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2000


                            BELL MICROPRODUCTS INC.





                            By:      /s/ Remo E. Canessa
                            Vice President of Finance and Operations,
                            Chief Financial Officer
                            (Principal Financial Officer and Accounting Officer)