Form 10-Q/A
period 2000-06-30
BELL MICROPRODUCTS INC
filed 2000-10-31
CIK 900708

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               FORM 10-Q/A (No. 1)

( Mark one )
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:    June 30, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                        to
                                -------------------        ---------------------

Commission file number 0-21528

                             Bell Microproducts Inc.
             (Exact name of registrant as specified in its charter)

           California                                      94-3057566
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1941 Ringwood Avenue, San Jose, California                     95131-1721
(Address of principal executive offices )                      (Zip Code)

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

Yes        X                     No       initial report previously not required
                                          to file


Common Stock, $.01 Par Value -- Number of Shares Outstanding at June 30, 2000:
                                    9,690,935

Item 6.  Exhibits and Reports

         (a) Exhibits:

             See Exhibit Index on page following Signature

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

Dated:  October 27, 2000


                          BELL MICROPRODUCTS INC.


                          By: /s/ Remo E. Canessa
                          Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

                                  EXHIBIT INDEX

                             Bell Microproducts Inc.

                    Form 10-Q for Quarter Ended June 30, 2000


                           Exhibit Number Description

10.1 Office and warehouse lease, dated March 21, 1991, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 relating to Rorke Data facilities in Eden Prairie, Minnesota. (1)

10.2 Lease, dated June 16, 2000, relating to Bell Microproducts - Future Tech facilities in Miami, Florida. (1)

10.3 Management Retention Agreement dated March 20, 2000, between the Company and Lawrence Leong. (1)

10.4 Management Retention Agreement dated April 17, 2000, between the Company and Henri Richard. (1)

10.5 Sixth Amendment to Third Amended and Restated Credit Agreement dated May 15, 2000 by among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks. (2)

10.6 Seventh Amendment to Third Amended and Restated Credit Agreement dated June 22, 2000 by and among the Registrant, the Banks named therein and California Bank & Trust, as Agent for the Banks. (2)

27.      Financial Data Schedule for the six months ended June 30, 2000. (1)

-------------

(1) Previously filed with initial filing of Form 10-Q for the Quarter Ended June 30, 2000

(2)      Filed herewith