Form 10-Q
period 2000-09-30
BELL MICROPRODUCTS INC
filed 2000-11-14
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         ( MARK ONE )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 2000

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________  TO  ____________

                         COMMISSION FILE NUMBER 0-21528

                             BELL MICROPRODUCTS INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                       94-3057566
------------------------------------               --------------------------
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                    95131-1721
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (408) 451-9400
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
-------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LASTREPORT.)

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

                        COMMON STOCK, $.01 PAR VALUE --
          NUMBER OF SHARES OUTSTANDING AT NOVEMBER 6, 2000: 15,605,412

                             BELL MICROPRODUCTS INC.

                               INDEX TO FORM 10-Q

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------

PART  I  -  FINANCIAL INFORMATION

        Item 1:      Financial Statements

                           Condensed Consolidated Balance Sheets - September 30, 2000 and
                           December 31, 1999                                                          3

                           Condensed Consolidated Statements of Income - Three months and nine
                           months ended September 30, 2000 and 1999                                   4

                           Condensed Consolidated Statements of Cash Flows -  Nine months
                           ended September 30, 2000 and 1999                                          5

                           Notes to Condensed Consolidated Financial Statements                       6


        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             12

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                       15

PART II  -  OTHER INFORMATION

        Item 2:      Changes in Securities and Use of Proceeds                                       16

        Item 6:      Exhibits and Reports                                                            16

        Signature:                                                                                   17

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATements

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                    September 30,                    December 31,
                                                                        2000                             1999
                                                                 --------------------           -----------------------
                                                                     (unaudited)
ASSETS
Current assets:
     Cash                                                           $       6,576                     $    5,103
     Accounts receivable, net                                             344,932                        168,857
     Inventories                                                          216,222                        156,648
     Deferred income taxes                                                  5,925                          4,220
     Prepaid expenses and other current assets                              2,505                          1,238
                                                                 --------------------           -----------------------
                  Total current assets                                    576,160                        336,066
Property and equipment, net                                                17,729                          7,626
Goodwill and other intangibles                                             45,664                         16,059
Other assets                                                                8,448                            600
                                                                 --------------------           -----------------------
     Total assets                                                        $648,001                       $360,351
                                                                 ====================           =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $251,143                       $143,632
     Borrowings under lines of credit                                      38,638                              -
     Short-term note payable and current portion
         of long-term notes payable to RSA                                 87,000                              -
     Other accrued liabilities                                             51,972                          9,808
                                                                 --------------------           -----------------------
                  Total current liabilities                               428,753                        153,440

Borrowings under line of credit                                               262                        110,600
Senior subordinated long-term notes payable to
      RSA                                                                  93,000                              -
Other long-term liabilities                                                 4,982                             38
                                                                 --------------------           -----------------------
     Total liabilities                                                    526,997                        264,078
                                                                 --------------------           -----------------------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000 shares
       authorized; 15,572 and 13,774 issued and outstanding                72,080                         58,527
     Retained earnings                                                     49,234                         37,285
     Accumulated other comprehensive income                                  (310)                           461
                                                                 --------------------           -----------------------
         Total shareholders' equity                                       121,004                         96,273
                                                                 --------------------           -----------------------
     Total liabilities and shareholders' equity                          $648,001                       $360,351
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

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                                         Nine months ended
                                                        Three months ended September 30,                   September 30,
                                                       -----------------------------------     -----------------------------------
                                                              2000               1999                 2000                1999
                                                       ---------------    ----------------     ----------------    ---------------

Net sales                                               $    511,007       $    283,359         $  1,259,684        $    734,585
Cost of sales                                                463,115            259,384            1,147,385             670,387
                                                       ---------------    ----------------     ----------------    ---------------
Gross profit                                                  47,892             23,975              112,299              64,198

Selling, general and administrative expenses                  34,967             18,253               81,794              49,134
                                                       ---------------    ----------------     ----------------    ---------------
Operating income from continuing operations                   12,925              5,722               30,505              15,064
Interest expense                                              (4,218)            (1,676)              (9,543)             (4,456)
Foreign exchange remeasurement gain/(loss)                      (406)               123                 (276)                481
                                                       ---------------    ----------------     ----------------    ---------------
Income from continuing operations before
   income taxes                                                8,301              4,169               20,686              11,089
Provision for income taxes                                     3,486              1,813                8,687               4,719
                                                       ---------------    ----------------     ----------------    ---------------
Income from continuing operations                              4,815              2,356               11,999               6,370
Discontinued operations:
   Loss from discontinued operations, net of
       income tax benefit                                          -                  -                    -              (2,946)
   Gain on sale of contract manufacturing
       segment                                                     -                  -                    -               1,054
                                                       ---------------    ----------------     ----------------    ---------------
Net income                                             $       4,815      $       2,356        $      11,999       $       4,478
                                                       ===============    ================     ================    ===============

Earnings per share
    Basic
         Continuing  operations                        $        0.32      $        0.17        $        0.83       $        0.47
         Discontinued operations                                   -                  -                    -               (0.14)
                                                       ---------------    ----------------     ----------------    ---------------
    Total                                              $        0.32      $        0.17        $        0.83       $        0.33
                                                       ===============    ================     ================    ===============

Earnings per share
    Diluted
         Continuing  operations                        $        0.28      $        0.17        $        0.75       $        0.47
         Discontinued operations                                   -                  -                    -               (0.14)
                                                       ---------------    ----------------     ----------------    ---------------
    Total                                              $        0.28      $        0.17        $        0.75       $        0.33
                                                       ===============    ================     ================    ===============

Shares used in per share calculation
    Basic                                                     14,856             13,644               14,272              13,487
                                                        ==============    ================     ================    ===============
    Diluted                                                   17,275             13,817               16,002              13,602
                                                        ==============    ================     ================    ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                                                          Nine months ended
                                                                                              September 30,
                                                                                   -------------------------------
                                                                                       2000              1999
                                                                                   --------------    -------------
Cash flows from operating activities:
Income from continuing operations:                                                 $    11,999        $    6,370
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                  3,833             1,575
          Change in allowance for doubtful accounts                                      4,658              (340)
          Change in deferred income taxes                                                 (696)                -
          Changes in assets and liabilities:
              Accounts receivable                                                      (58,298)          (40,323)
              Inventories                                                               (7,392)          (30,528)
              Prepaid expenses                                                            (747)            1,217
              Other assets                                                                  86              (177)
              Accounts payable                                                           3,926            35,408
              Other accrued liabilities                                                  6,270            (1,317)
                                                                                   --------------    -------------
                Net cash used in continuing operating activities                       (36,361)          (28,115)
                Net cash used in discontinued operations                                     -            (1,765)

                                                                                   --------------    -------------
                Net cash used in operating activities                                  (36,361)          (29,880)
                                                                                   --------------    -------------

Cash flows from investing activities:
Acquisition of property, equipment and other, net                                      (10,487)           (2,602)
Acquisition of businesses                                                              (25,683)           (2,196)
Proceeds from sale of business                                                               -            34,665

                                                                                   --------------    -------------
                      Net cash (used in) provided by investing activities              (36,170)           29,867
                                                                                   --------------    -------------

Cash flows from financing activities:
Net borrowings under line of credit agreements                                        (109,634)           (2,900)
Proceeds from senior subordinated long-term notes payable to RSA                       100,000                 -
Proceeds from short-term notes payable to RSA                                           80,000                 -
Repayment of other notes payable                                                        (1,501)                -
Proceeds from issuance of Common Stock                                                   3,591             1,974
Net borrowings on other long term liabilities                                            2,229                 4

                                                                                   --------------    -------------
                Net cash provided by (used in) financing activities                     74,685              (922)
                                                                                   --------------    -------------

Effect of exchange rate changes on cash                                                   (681)              265
Net decrease in cash                                                                     1,473              (670)
Cash at beginning of period                                                              5,103             4,082
                                                                                   --------------    -------------
Cash at end of period                                                              $     6,576       $     3,412
                                                                                   ==============    =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                   $     9,065       $     5,434
        Income taxes                                                               $     8,167       $     4,087
Supplemental non-cash financing activities:
    Common Stock issued for acquisition (Note 2)                                   $     2,506       $
                                                                                                               -
    Stock Warrant issued for subordinated debt (Note 4)                            $     7,406       $
                                                                                                               -
    Liabilities assumed on acquisition of business (Note 2)                        $     7,500       $
                                                                                                               -
    Effect of stock split (Note 3)                                                 $        50       $

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation:

         The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

         The Company operates in one business segment as a distributor of storage products and systems as well as semiconductor and computer products and peripherals to original equipment manufacturers (OEMs), value-added resellers
(VARs) and dealers in the United States, Canada, Europe and Latin America. Computer products include disk, tape and optical drives and subsystems, drive controllers, computers and board-level products. Semiconductor products include memory, logic microprocessor, peripheral and specialty components. The Company also provides a variety of value-added services to its customers, consisting of computer storage solutions and services, including subsystem testing, software loading, mass storage and computer systems integration, disk drive formatting and testing, and the packaging of component kits to customer specifications.

Note 2 - Acquisitions and Divestitures:

         All acquisitions below have been accounted for using the purchase method. Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

Ideal Hardware Limited Acquisition

         On August 3, 2000, the Company acquired all the capital stock of Ideal Hardware Limited ("Ideal"), a wholly owned subsidiary of InterX plc. Ideal is a United Kingdom-based, storage-centric distributor offering value-added programs and services.

         Ideal was acquired for a total purchase price of approximately $28.9 million which included cash paid of $19.9 million, UK tax liabilities assumed of $4.5 million, deferred purchase price payable of $3.0 million and estimated acquisition costs of $1.5 million. The deferred purchase price is payable on March 31, 2001.

         The final purchase price is subject to adjustment in accordance with certain provisions in the purchase agreement. Accordingly, the final purchase price allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price over the estimated fair value of the assets acquired and liabilities assumed and pro forma consolidated income and revenue are as follows (in thousands):

        Accounts receivable                           $       115,526
        Inventories                                            43,384
        Equipment and other assets                              5,476
        Goodwill and other intangibles                         19,159
        Accounts payable                                      (96,084)
        Bank borrowings                                       (30,102)
        Other accrued liabilities                             (25,099)
        Deferred taxes                                         (3,360)
                                                    ----------------------
        Total consideration                           $        28,900
                                                    ======================

         The goodwill and other intangibles will be amortized over a period ranging from 10 to 40 years.

         Pro forma results of operations assuming the acquisition was effective January 1, 1999 are as follows:

                                                                             Nine months ended September 30,
                                                                                (unaudited, in thousands,
                                                                                except earnings per share)
                                                                     -----------------------------------------------
                                                                              2000                       1999
                                                                     ----------------------     --------------------
    Pro forma net sales                                              $        1,622,877         $       1,160,644
    Pro forma net income                                             $            9,445         $           8,047

    Pro forma earnings per share - continuing operations
         Basic                                                       $             0.66         $            0.57
         Diluted                                                     $             0.59         $            0.56

    Shares used in per share calculation
         Basic                                                                   14,272                    14,237
         Diluted                                                                 16,002                    14,352


Rorke Data, Inc. Acquisition

         On May 15, 2000, the Company acquired all of the outstanding capital stock of Rorke Data, Inc. ("RDI"), a privately held company headquartered in Minnesota, with subsidiaries in The Netherlands and Italy. RDI provides leading-edge Fibre Channel and SAN storage solutions to vertical markets such as digital audio/video, publishing, and medical imaging throughout the U.S. and Europe.

         RDI was acquired for a total purchase price of approximately $7.0 million, which included cash of $4.1 million, the issuance of 179,612 shares of the Company's Common Stock and acquisition costs. Management has completed the valuation of assets acquired and liabilities assumed which resulted in adjustments to the preliminary purchase price allocations as reported on Form 10-Q for the quarter ended June 30, 2000. The final allocation of the purchase price to acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, are as follows (in thousands):

           Cash                                 $           546
           Accounts receivable                            6,764
           Inventories                                    8,498
           Equipment and  other assets                    3,198
           Goodwill                                       7,254
           Accounts payable                              (7,253)
           Other accrued liabilities                     (2,650)
           Bank borrowings                               (7,832)
           Notes payable                                 (1,501)
                                               ----------------------
           Total consideration                  $         7,024
                                               ======================

         The goodwill will be amortized over 20 years.

         Results of operations of RDI were not material to the Company.

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

         The FTI assets acquired were primarily accounts receivable, inventory and fixed assets. As consideration for the assets purchased, the Company paid $2.2 million in cash, including acquisition costs and assumed certain liabilities, primarily trade accounts payable. The Company was obligated to pay up to an additional $4.5 million in cash within 21 months of the closing date as a contingent incentive payment to be based upon earnings achieved up to the first anniversary of the acquisition. As the earnings level was achieved in July 2000, the Company has recorded the $4.5 million contingent payment as an addition to goodwill.

         The FTI purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

              Restricted cash                        $        23
              Accounts receivable                         12,576
              Inventories                                  2,639
              Equipment and  other assets                  3,947
              Goodwill                                     8,727
              Accounts payable                           (20,989)
              Other accrued liabilities                   (4,704)
                                                 ----------------------
              Total consideration                    $     2,219
                                                 ======================

         Assuming the acquisition of FTI had been made on January 1, 1999, the unaudited pro forma net sales and net income for the nine months ended September 30, 1999 would have been $807.3 million and $1.3 million, respectively. The pro forma basic and diluted earnings per share would have been $0.15 for the nine months ended September 30, 1999.

Divestiture of Quadrus

         On July 8, 1999, the Company completed the sale of its Contract Manufacturing Division, Quadrus, for a total consideration of approximately $34.7 million. The sale resulted in an after tax gain of $1.1 million or $0.08 per share. The results of Quadrus have been reported separately as discontinued operations in the Consolidated Statements of Income.

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

         On July 31, 2000 the Company declared a 3-for-2 split of its Common Stock. The stock split was in the form of a 50% Common Stock dividend payable at the close of business on August 31, 2000 to shareholders of record on August 11, 2000. Accordingly, the Basic and Diluted weighted average common shares outstanding has been adjusted for all prior periods.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):


                                                   Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                   2000             1999             2000               1999
                                              --------------    ------------    --------------    -------------
Net income                                      $   4,815         $  2,356        $ 11,999           $  4,478
                                              ==============    ============    ==============    =============
Weighted average common shares
  outstanding (Basic)                              14,856           13,644          14,272             13,487

Effect of dilutive options                          2,419              173           1,730                115
                                              --------------    ------------    --------------    -------------
Weighted average common shares
  outstanding (Diluted)                            17,275           13,817          16,002             13,602
                                              ==============    ============    ==============    =============

         In the nine months ended September 30, 2000 and 1999, the numbers of common stock warrants and options excluded from diluted loss per share calculations because they were antidilutive were 22,500 and 1,491,975, respectively.

Note 4 - Lines of Credit:

         On June 20, 2000, the Company entered into an agreement with Transamerica Commercial Finance Corporation to provide $15 million in short-term financing to the Company. The loan is secured by the Company's accounts receivable, has a maturity date of June 20, 2001, and bears interest at 10.5%. The loan does not require the Company to meet financial covenants. On July 6, 2000, the Company repaid the loan with proceeds received from the RSA facility described below.

         On July 6, 2000, the Company repaid in full its borrowings outstanding under the California Bank and Trust line of credit (the "CBT Facility"), and effective as of that date, the Company amended its agreement to decrease the size of the line of credit to $50 million provided solely by California Bank & Trust. At the Company's option, the borrowings under the amended line of credit bear interest at California Bank & Trust's prime rate (9.5%) at September 30, 2000 or the adjusted LIBOR rate plus 1.75%. The balance outstanding on the revolving line of credit at September 30, 2000 was $10.4 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchase of stock, making investments and profitability. The Company was in compliance with its bank covenants at September 30, 2000; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. The proceeds from the financing were used to repay in full $123.9 million outstanding under the California Bank & Trust ("CBT") facility and $15 million of borrowings from Transamerica Commercial Finance Corporation. This subordinated debt financing is comprised of $80 million bearing interest at 9.125%, due June 30, 2001, and $100 million bearing interest at 9.0%, payable in semi-annual principal and interest installments commencing December 31, 2000, and a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, asset dispositions, declaration of dividends, and repurchases of stock. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

         The acquisition of Ideal on August 3, 2000 included the assumption of certain liabilities which included a $43 million borrowing facility with Lombard NatWest Limited. The borrowing facility bears interest at NatWest's base rate plus 1.5% and is secured by substantially all of Ideal's accounts receivable. There are no financial covenant requirements. At September 30, 2000, approximately $20.5 million was outstanding on this borrowing facility.

Note 5 - Commitments and Contingencies

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

         During 1999, the Company filed suit against American Credit Indemnity ("ACI"), its former credit insurer, for recovery of amounts due under claims made by the Company. ACI has counter sued for rescission of the credit insurance contract for repayment of claims previously paid. Management has reviewed and investigated the claims, and while no assurance can be given regarding the outcome of this matter, management believes that the final outcome of the matter will not have a material impact on consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of this matter be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on its financial position and results of operations.

Note 6 - Comprehensive Income

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

         Comprehensive income/(loss) is as follows (in thousands):

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                   2000             1999             2000              1999
                                              --------------    ------------    --------------    -------------
Net income                                      $   4,815         $  2,356        $ 11,999           $  4,478
Other comprehensive income/(loss):
    Foreign currency translation
       adjustments                                   (363)              16            (310)               286
                                              --------------    ------------    --------------    -------------
Total comprehensive income/(loss)               $   4,452         $  2,372        $ 11,689           $  4,764
                                              ==============    ============    ==============    =============

         Accumulated other comprehensive income/(loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

Note 7 - Subsequent Events

         In accordance with the terms of the Ideal acquisition agreement, on October 16, 2000, the Company exercised the option to purchase the buildings occupied by Ideal for approximately $24.0 million including stamp duty tax of $0.9 million. The Company expects to finance the purchase using existing cash resources of approximately $11.0 million and a five-year mortgage of approximately $13.0 million bearing interest at LIBOR plus 1.5%. The mortgage is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.2 million due November 2005.

Note 8 - Recently Issued Accounting Statements

         In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN 44"). Among other issues, FIN 44 clarifies (a) the definition of employees for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The effect of FIN 44 was not material to the Company's financial statements.

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

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS 133 in the first quarter of its fiscal year 2001. The effect of SFAS 133 is not expected to be material to the Company's financial statements.

Note 9 - Geographic Information

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 71% and 90% of total sales for the nine months ended September 30, 2000 and 1999, respectively.

                                                                                 Nine Months Ended September 30,
                                                                         -----------------------------------------------
                                                                                  2000                    1999
                                                                         ----------------------    ---------------------
                                                                                         (In thousands)
Geographic information consists of the following:
Net sales:
    North America                                                        $           971,532        $          711,955
    Latin America                                                                    178,294                    22,630
    Europe                                                                           109,858                         -
                                                                         ----------------------    ---------------------
        Total                                                            $         1,259,684         $         734,585
                                                                         ======================    =====================

                                                                                            September 30,
                                                                         -----------------------------------------------
                                                                                    2000                      1999
                                                                         ----------------------    ---------------------
Long-lived assets:
    United States                                                        $            45,972       $            21,543
    United Kingdom                                                                    23,747                         -
    Other foreign countries                                                            2,122                     1,771
                                                                         ----------------------    ---------------------
         Total                                                           $            71,841       $            23,314
                                                                         ======================    =====================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may'" "could'" "will," and similar words of expressions. This forward-looking information generally relates to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, ability to negotiate a new senior credit facility, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 1999. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Sales were $511.0 million for the quarter ended September 30, 2000, compared to sales of $283.4 million for the quarter ended September 30, 1999, which represented an increase of $227.6 million, or 80%. The increase in sales was primarily attributable to the expansion of the customer base related to the acquisitions of Ideal Hardware Limited ("Ideal") in August 2000, Future Tech International, Inc. ("FTI"), acquired in July 1999, and Rorke Data, Inc. ("RDI"), acquired in May 2000, as well as growth in sales in existing product lines.

         The Company's gross profit for the quarter ended September 30, 2000 was $47.9 million compared to $24.0 million for the quarter ended September 30, 1999, which represented an increase of $23.9 million, or 100%. The increase in the dollar amount of gross profit was primarily the result of increased sales volume in existing product lines and the acquisitions of Ideal, RDI and FTI. As a percentage of sales, overall gross margins were 9.4% compared to 8.5% in the same period last year. The favorable gross margin percentage increase was primarily due to customer and product mix in North America and the acquisition of RDI, partially offset by lower gross margin percentages for Ideal and FTI.

         Selling, general and administrative expenses increased to $35.0 million for the quarter ended September 30, 2000 from $18.3 million for the quarter ended September 30, 1999, an increase of $16.7 million, or 92%. As a percentage of sales, selling, general and administrative expenses increased in the third quarter of 2000 to 6.8% from 6.4% in the third quarter of 1999. The increase in expenses was attributable to the acquisitions of Ideal, RDI, and FTI, increased sales volume and the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support.

         Interest expense was $4.2 million for the quarter ended September 30, 2000 as compared to $1.7 million in the same period last year. This increase was primarily due to increased overall borrowings during the quarter for worldwide working capital purposes and cash payments for the acquisitions of Ideal and RDI. Interest rates also increased during the third quarter of 2000 compared to the same quarter last year.

         In the quarter ended September 30, 2000, the Company recognized remeasurement losses of $406,000 compared to remeasurement gains of $123,000 for the quarter ended September 30, 1999. These gains and losses were primarily related to the remeasurement of net U.S. dollar denominated liability balances of the Company's foreign subsidiaries to the extent the Company was unable to hedge its balance sheet exposures with forward contracts or local currency borrowing facilities.

         The effective income tax rate was 42.0% for the quarter ended September 30, 2000 compared to 43.5% for the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Sales were $1.3 billion for the nine months ended September 30, 2000, compared to sales of $734.6 million for the nine months ended September 30, 1999, which represented an increase of $525.1 million, or 71%. The increase in sales was primarily attributable to the increase in the customer base related to the acquisitions of FTI, Ideal and RDI, as well as growth in unit sales in existing product lines.

         The Company's gross profit for the nine months ended September 30, 2000 was $112.3 million, compared to gross profit of $64.2 million for the nine months ended September 30, 1999, which represented an increase of $48.1 million or 75%. The increase in the dollar amount of gross profit was primarily the result of the acquisitions of FTI, Ideal and RDI and growth in existing product lines. As a percentage of sales, gross margin increased to 8.9%, compared to 8.7% in the same period last year. This increase in gross margin on sales was primarily due to customer and product mix in North America, including the effects of RDI, partially offset by lower margin percentages for Ideal and FTI.

         Selling, general and administrative expenses increased to $81.8 million in the nine months ended September 30, 2000 compared to $49.1 million for the nine months ended September 30, 1999, which represented an increase of 66%. As a percentage of sales, selling, general and administrative expenses decreased in the first nine months of 2000 to 6.5% from 6.6% for the same period in the prior year. The increase in the dollar amount of expenses was attributable to the acquisitions of FTI, Ideal and RDI, the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support and increased sales volume.

         Interest expense was $9.5 million in the nine months ended September 30, 2000 as compared to $4.5 million in the same period last year. This increase was primarily due to increased borrowings for working capital purposes, the cash payments for the acquisitions of Ideal, FTI and RDI and increased interest rates.

         In the first nine months ended September 30, 2000, the Company recognized remeasurement losses of $276,000 compared to remeasurement gains of $481,000 for the nine months ended September 30, 1999. These gains and losses were primarily related to the remeasurement of US dollar denominated liability balances of the Company's foreign subsidiaries to the extent the Company was unable to hedge its balance sheet exposures with forward contracts or local currency borrowing facilities.

         The effective income tax rate was 42.0% for the nine months ended September 30, 2000, compared to 42.6% for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

         Net cash used in operating activities for the nine months ended September 30, 2000, was $36.4 million. The Company's net accounts receivable as of September 30, 2000 increased to $344.9 million from $168.9 million as of December 31, 1999. The Company's accounts payable increased to $251.1 million as of September 30, 2000 from $143.6 million as of December 31, 1999, primarily due to acquisitions of businesses and increased inventory purchases as well as timing of inventory receipts and payments related thereto. Net cash used in investing activities during the nine months ended September 30, 2000 totaled $36.2 million, which was primarily related to the acquisitions of Ideal and RDI. Net cash provided by financing activities during the nine months ended September 30, 2000 totaled $74.7 million, which was primarily related to the borrowings under the RSA facility. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

         On June 20, 2000, the Company entered into an agreement with Transamerica Commercial Finance Corporation to provide $15 million in short-term financing to the Company. The loan is secured by the Company's accounts receivable, has a maturity date of June 20, 2001, and bears interest at 10.5%. The loan does not require the Company to meet financial covenants. On July 6, 2000, the Company repaid the loan with proceeds received from the RSA facility described below. At September 30, 2000, there were no borrowings outstanding.

         On July 6, 2000, the Company repaid in full its borrowings outstanding under the California Bank and Trust line of credit (the "CBT Facility"), and effective as of that date, the Company amended its agreement to decrease the size of the line of credit to $50 million provided solely by California Bank & Trust. At the Company's option, the borrowings under the amended line of credit bear interest at California Bank & Trust's prime rate 9.5% at September 30, 2000 or the adjusted LIBOR rate plus 1.75%. The balance outstanding on the revolving line of credit at September 30, 2000 was $10.4 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, declaration of dividends, repurchase of stock, making investments and profitability. The Company was in compliance with its bank covenants at September 30, 2000; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. The proceeds from the financing were used to repay in full $123.9 million outstanding under the CBT facility and $15 million of borrowings from Transamerica Commercial Finance Corporation. This subordinated debt financing is comprised of $80 million bearing interest at 9.125%, due June 30, 2001, and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $7 million plus interest installments commencing December 31, 2000, and a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, declaration of dividends, and repurchase of stock. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

         On August 3, 2000, the Company acquired Ideal Hardware Limited ("Ideal"), for a combination of cash, assumption of liabilities and notes payable totaling approximately $28.9 million including acquisition costs. Liabilities assumed included a $43 million borrowing facility with Lombard NatWest Limited which is secured by substantially all of Ideal's accounts receivable and bears interest at NatWest's base rate plus 1.5%. There are no financial covenant requirements. At September 30, 2000, approximately $20.5 million was outstanding on the NatWest borrowing facility. The acquisition of Ideal was funded through borrowings under the RSA facility.

         On May 15, 2000, the Company acquired Rorke Data, Inc. ("RDI") and its European subsidiaries for a purchase price of approximately $3.8 million in cash and 179,612 shares of the Company's common stock. RDI option holders received approximately $335,000, and the minority shareholders of RDI's European subsidiaries received approximately $1.3 million in cash. The acquisition was funded through borrowings under the Company's revolving line of credit and newly issued shares of common stock.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Effective July 6, 2000, the Company borrowed $100 million at a fixed interest rate of 9% per annum; the borrowing is payable over ten years. An additional $80 million, payable June 30, 2001, was borrowed at a fixed rate of 9.125% but will need to be paid and/or refinanced at or before its due date, and any such refinancing may be at a different interest rate, including a fluctuating rate. Concurrent with these financings, the Company amended its existing revolving line of credit facility with California Bank & Trust (the "CBT Facility"), reducing the facility to $50 million. At September 30, 2000, $10.4 million was outstanding under the CBT Facility. On August 3, with the acquisition of Ideal, the Company assumed a borrowing facility of $43 million with Lombard NatWest Limited (the "NatWest Facility"). At September 30, 2000, approximately $20.5 million was outstanding under the NatWest Facility. The CBT Facility and the NatWest Facility have interest rates that are based on associated rates such as LIBOR and base or prime rates that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. Assuming refinancing of the Company's short-term borrowing and maximum borrowing under the CBT Facility and NatWest Facility, an increase of 1% in such interest rate percentages would increase the quarterly interest expense by approximately $485,000.

         A substantial part of the Company's revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency remeasurement loss of $406,000 during the quarter ended September 30, 2000. The Company is likely to be subject to increased foreign currency transactions and associated risks of depreciation of value and volatility of cashflows following the acquisitions of Ideal, RDI, FTI and Tenex Data. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On May 15, 2000, the Company issued 179,612 shares of Common Stock to the shareholders of Rorke Data, Inc. in connection with its acquisition of all of the outstanding stock of Rorke Data. The number of shares issued was based on $13.96 per share, being the average market value of the Company's Common Stock during the 10 trading days preceding May 1, 2000. The Company relied on Rule 505 of Regulation D under the Securities Act of 1933 for an exemption from registration of the shares. A restrictive securities legend was placed on the certificates representing the shares.

         On August 29, 2000, the Company issued 332,487 shares of Common Stock to one accredited investor upon the cashless exercise of a Warrant to purchase 525,000 shares at $8 per share dated November 13, 1998. The number of shares issued was based on a market price of $21.817 on the date of issuance. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for the issuance of such shares. A restrictive securities legend was placed on the certificate representing the shares.

On September 13, 2000, the Company issued 414,309 shares of Common
Stock to six accredited investors upon the cashless exercise of Warrants to purchase an aggregate of 750,000 shares at $12 per share. The number of shares issued was based on a market price of $26.81042 on the date of issuance. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for the issuance of such shares. A restrictive securities legend was placed on the certificates representing the shares.

Item 6.           Exhibits and Reports

(a)      Exhibits:

         See Exhibit Index on page following Signatures.

(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

Date Filed       Item No.       Description

 7/11/00            5           Press Release re subordinated debt financing

 7/21/00            5           Securities Purchase Agreement with The
                                Retirement Systems of Alabama

 7/21/00            5           Press Release re agreement to acquire Ideal
                                Hardware, Limited

 8/18/00            2           Acquisition of Ideal Hardware, Limited

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 2000


                                            BELL MICROPRODUCTS INC.

                                            BY: /s/ LAWRENCE S. LEONG
                                               ---------------------------------
                                               EXECUTIVE VICE PRESIDENT OF
                                               FINANCE AND OPERATIONS
                                               (PRINCIPAL FINANCIAL OFFICER)


                                            BY: /s/ REMO E. CANESSA
                                               ---------------------------------
                                               VICE PRESIDENT OF FINANCE,
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL ACCOUNTING OFFICER)

                             BELL MICROPRODUCTS INC.

                                  EXHIBIT INDEX

                                    Form 10-Q
                                       for
                        Quarter Ended September 30, 2000

 Exhibit Number                                                Description
 --------------                                                -----------

     3.1                Amended and Restated Articles of Incorporation

    10.1                Securities  Purchase  Agreement  dated July 6, 2000 between the  Registrant  and The  Retirement
                        Systems of  Alabama--incorporated  by  reference  to Exhibit  10.1 to the  Registrant's  Form 8-K
                        Report filed July 21, 2000

    10.2                Stock  Purchase  Agreement  dated  July  17,  2000  between  the  Registrant  and  Interx  Media
                        PLC--incorporated  by reference to Exhibit 10.1 to the Registrant's  Form 8-K Report filed August
                        18, 2000

    10.3                Fourth Amended and Restated Credit Agreement dated as of October 10, 2000, among Bell Microproducts, the listed financial institutions and California Bank & Trust, as agent

    27                  Financial Data Schedule for the nine months ended September 30, 2000