Form 10-K
period 2000-12-31
BELL MICROPRODUCTS INC
filed 2001-03-23
CIK 900708

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 7, 2001, was approximately $205,715,000 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  The number of shares of Registrant's Common Stock outstanding as of March 7,
                              2001 was 15,866,973.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 2001 are incorporated by reference into Part III of this Form 10-K

         Index of Exhibits appears on Pages 41 through 43.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Founded in 1987, Bell Microproducts Inc., together with its subsidiaries, is a leading value-added distributor of storage products and systems, semiconductors and computer products and peripherals. We market and distribute our products at various levels of integration, from raw components to fully integrated, tested and certified systems. We carry over 150 brand name product lines as well as our own proprietary BellStor and Rorke Data storage products, Markvision memory modules and TradeMark computer products. Across our product lines, we emphasize our ability to combine our extensive product portfolio with comprehensive value-added services.

         We offer components that include disk drives, semiconductors and other storage products and custom-configured computer products. Our products also include value-added services such as system design, integration, installation, maintenance and other consulting services combined with a variety of storage and computer hardware and software products. In addition, we offer network attached storage (NAS), storage area network (SAN) and other storage systems, computer platforms, tape drives and libraries and related software. Our selection of products and technologies, together with our independence, allows us to offer the best available hardware, software and service solutions for each customer. Customers can purchase our components as stand-alone products or in combination with certain value-added services.

         We have made forward-looking statements in this Form 10-K and in the documents that are incorporated by reference into this Form 10-K, within the meaning of Section 27A under the Securities Act of 1933 and Section 21E under the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties and include information concerning our possible or assumed future results of operation. Also, when we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Our actual results and financial condition could differ materially, and adversely, from what is anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Risk Factors" and elsewhere in this Form 10-K. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors described in this Form 10-K, as well as any other cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

INDUSTRY

         The storage, semiconductor and computer industries have experienced significant growth over the past decade, due to rapid growth in Internet usage and e-commerce; enterprise applications such as enterprise resource planning and data mining; server, desktop and laptop computers; and wireless communications as well as a variety of emerging consumer products and applications.

         Traditionally, storage, semiconductor and computer products have been sold through both direct and indirect distribution channels. The use of indirect distribution channels is growing rapidly as manufacturers focus on core activities such as product design, development and marketing and begin to divest or outsource non-core functions. The growth of the indirect market reflects the need for manufacturers to increasingly use distributors, particularly for servicing OEMs, VARs, CEMs and system integrators. Customers are also driving the trend toward indirect distribution due to the value-added services that distributors often provide, particularly in the storage market. The rapid growth of storage requirements and the need for sophisticated networked storage systems such as NAS and SAN have increased the importance of independent storage solutions providers.

         Network Attached Storage. NAS appliances are advanced storage systems that attach directly to a local area network. A NAS appliance can be thought of as a thin file server with built-in storage. Similar to general-purpose servers, NAS appliances include a central processing unit, an operating system and internal hard disk drive storage.

         Storage Area Networks. A SAN is an architecture that directly connects multiple independent servers and storage subsystems through a network dedicated to storage. A SAN consists of a variety of heterogeneous networking equipment such as switches, hubs and routers; storage products such as disk subsystems, tape libraries and optical drives; and storage management software. A SAN is often connected using a protocol known as Fibre Channel.

         Both the NAS and SAN markets are projected to grow rapidly over the next few years. The complexity of sophisticated data storage solutions such as NAS and SAN combined with a shortage of qualified information technology personnel often requires companies to outsource the research, design, implementation and support of their networked storage solutions. Accordingly, significant growth in SAN and NAS is expected to be through indirect distribution channels.

         In recent years, a growing number of manufacturers began to reduce the number of distributors they use. Distributors themselves are also choosing to consolidate because of the competitive advantages that arise from expanded product offerings and economies of scale. The rapidly changing nature of the storage, semiconductor and computer industries has required distributors to significantly expand both their customer base and product and service offerings, to compete effectively. To be successful within these areas, we believe distributors must emphasize time-to-market and total cost reductions and focus on markets in which they have advantages in service, flexibility and component content. Distributors also need to distinguish themselves through a combination of value-added services such as consulting, design, implementation and maintenance as well as more knowledgeable service and technical support.

OUR STRATEGY

         Our goal is to expand our leadership position as a distributor of storage products and systems and to become one of the leading distributors of semiconductor components and computer products and peripherals. We intend to achieve this goal by leveraging our strengths and implementing the following strategies:

         Continue Our Focus on Storage Solutions. We plan to continue to take advantage of the market opportunities in the storage industry by maintaining our strategic focus on our storage solutions. For example, we have devoted significant resources to expanding our marketing efforts, deepening the expertise of our sales force and offering an extensive range of technologically-advanced products. We believe that our ability to offer value-added services will be critical for implementing storage solutions and leveraging the opportunity in the data storage market given the increasing complexity of storage solutions and the shift toward indirect distribution.

         Expand our Storage and Semiconductor Product Lines. We believe that our ability to offer customers an extensive line of leading storage products across technologies and manufacturers will continue to be a strong competitive advantage for us, particularly as it relates to SAN and NAS solutions. Our selection of products and technologies, together with our independence, allows us to reliably deliver the optimal package of appropriate hardware, software and services for each project. We also believe it is important to expand our semiconductor offerings to address customer demand. We will continue to expand our product lines through strategic acquisitions and internal growth.

         Expand Geographically. We intend to deepen our presence in the United States, and expand our coverage in the major markets of Canada, Latin America and Europe through targeted internal growth and strategic acquisitions. Increasingly, multinational companies, including our manufacturers and customers, are requiring products and solutions that are able to address local operational and reporting requirements, but which are also heterogeneous and interoperable among countries, regions and offices. As we expand our global presence, we believe that we will be better able to address the demands of multinational customers, gain more access to multinational manufacturers and leverage our expertise.

         Align with Industry Leaders. We intend to leverage our position as a leading storage solutions provider to create new strategic relationships with manufacturers. We believe that distribution channels will continue to consolidate and leading manufacturers will align with those distributors that are best able to offer value-added services and access new customers. We believe being aligned with leading manufacturers will allow us to identify innovative products, exchange critical information, and gain access to new technologies and create cross-marketing opportunities. We have entered into strategic relationships with a number of manufacturers, including IBM and Sun Microsystems.

         Expand Electronic Commerce Initiatives. We intend to expand the scope of our electronic commerce, supply chain management and information deployment programs. We believe that our electronic commerce initiatives will expand our customer base, establish greater penetration with existing customers and strengthen our position as a preferred distributor of storage, semiconductor and computer products. We also believe that these programs will further establish our brand name, lower our operating costs and streamline our inventory management process.

PRODUCTS AND SERVICES

         We market and distribute more than 150 brand name product lines, as well as our own BellStor and Rorke Data storage products, Markvision memory modules and TradeMark computers and servers. We offer the following products as discrete components or as part of our solutions offering.

Storage Products and Related Software

         Our storage products include network attached storage products, storage area network products, Fibre Channel networking products and systems, tape libraries and disk drives, as well as storage-related software products. Among the storage products we offer are our own proprietary BellStor and Rorke Data storage products, that complement the other products and technologies we provide.

Semiconductor and Other Components

          We distribute a variety of semiconductor components, including memory components and modules, logic devices, microprocessors, microcontrollers, power management components, analog and mixed signal circuits, application-specific integrated circuits (ASICs), graphics and video devices, communications and specialty components.

Computer Products and Software

         Our computer products include a variety of standard and custom-configured motherboards, monitors, keyboards, chassis, scanners, personal computers and servers, board level products and network interface controller
(NIC) cards. Among the computer products we offer are our own proprietary Markvision memory modules and TradeMark computer products that complement the other products and technologies we provide.

Value-Added Services

         We offer our customers a variety of value-added services as described below. Many of our value-added services are product focused, while others provide our customers assistance with a variety of product management activities.

         Storage System Consulting Services. We work with customers to determine data storage needs to make decisions regarding their storage strategies and to design storage systems to address these needs. Our consulting services draw from our core competencies in enterprise storage integration solutions. We perform tasks such as storage audit or feasibility studies, supplement specialist elements of a pre-defined project or provide full project management and implementation.

         NAS and SAN Solutions. We offer a complete range of professional services including design and consultation, installation, training and on-site service programs relating to NAS and SAN solutions. We have established a dedicated enterprise storage systems team that can address the challenges associated with enterprise storage systems. Our service programs also offer customers Fibre Channel interoperability and fully integrated turnkey storage solutions. For example, we integrate SANs with Fibre Channel-based technology including switches, bridges, archive libraries and network software.

         Storage Subsystem. We provide standard and custom subsystem products to our customers. We integrate standard products for our BellStor and Rorke Data brand storage products. We also configure custom products to meet the needs of customers that cannot be served by industry-standard product offerings.

         Other Product Services. We provide value-added services to a full range of semiconductor, storage and computer products, including semiconductor device programming, tape and reeling, special labeling, disk drive image duplication, firmware modification, software downloading and hardware modification.

         Flat Panel Integration. We offer integrated flat panel displays for use in custom designs or with OEM systems.

         Application Support Services. Our application support services provide design support and product recommendations, training programs, maintenance options and testing, technical advice and prompt incident detection and resolution.

         Supply Chain Management. We provide a variety of materials-management solutions, including e-procurement services, Internet-enabled, real-time pricing and delivery quotations, electronic data interface programs, just-in-time inventory programs, bonded inventories, on-site consignment inventory and kitting. We are implementing an end-to-end supply chain management program for manufacturers and customers. This new program is designed to help us improve inventory turns, service levels and sales productivity through the implementation of demand planning and supply chain planning systems. We are also working with several companies in order to provide software applications and other resources to OEMs and contract electronic manufacturers for materials-management logistic activities.

SALES AND MARKETING

         Our customer base primarily consists of OEMs, VARs, system integrators, contract electronic manufacturers, storage solution customers and retailers. For customers primarily seeking our solution offerings, our sales and marketing efforts often involve proactive efforts of our sales people and field application engineers. Sales and technical personnel focusing on these customers tend to spend time at customers' facilities assessing the customers' needs, developing and providing solutions as well as providing proof of concept supported by our technical capabilities and experience. Our component offering marketing efforts involve supply chain management programs, consignment and bonded inventory programs and end-of-life programs. Sales of our component offerings are principally driven by product breadth and depth, pricing and on-time availability.

         We also believe that our relationships with manufacturers provide us with significant opportunities to increase our sales and customer base. We work closely with many manufacturers to develop strategies to penetrate both targeted markets and customers. In many cases, our sales presentations to customers are a joint effort with manufacturers' sales representatives.

         We recently began implementing an e-commerce program that we believe will enhance our sales and marketing efforts by:

     o providing our customers with detailed product information, including availability and pricing;

     o   providing customers additional channels to purchase our products;

     o reducing time and expenditures involved in customers' product procurement activities; and

     o providing our customers with resource planning tools to more accurately manage their product requirements.

COMPETITION

         In the distribution of storage, semiconductor components and computer products, we generally compete for customer relationships with numerous local, regional and national authorized and unauthorized distributors. We also compete for customer relationships with manufacturers, including some of our manufacturers and customers. Consistent with our sales and marketing efforts, we tend to view our competition, whether arising from the direct or indirect distribution channel, on a customer-category basis. We believe that our most significant competition for customers seeking both products and value-added services arises from Arrow Electronics, Avnet and Nu-Horizons. We believe that our most significant competition for customers seeking products apart from value-added services arises from Ingram Micro and Tech Data.

         We believe that competition for customers is based on product line breadth, depth and availability, competitive pricing, customer service, technical expertise, value-added services and e-commerce capabilities. We believe that we compete favorably with respect to each of these factors. We directly compete with numerous distributors, many of which possess superior brand recognition and financial resources. In the area of storage products and solutions, however, we believe that none of our competitors offers the full range of storage products and solutions that we offer.

         We compete with other distributors for relationships with manufacturers. In recent years, a growing number of manufacturers began to reduce the number of distributors they use. We believe this consolidation is the result of a manufacturer's need to streamline its supply chain and establish stronger and more expansive relationships with a smaller number of distributors. Since we believe that competition for customers is often based upon product line breadth, depth and availability, the loss of any significant manufacturer could harm our competitive position.

         Although we believe that we are currently well positioned within our target markets, the storage and computer product markets are rapidly evolving and highly competitive. As technologies continue to change, we expect that competition will increase in the future. We believe direct competition from manufacturers is likely to increase if, as expected, the data storage industry continues to consolidate. This consolidation would probably result in fewer manufacturers with greater resources to devote to internal sales and marketing efforts. In addition, manufacturers have established and will probably continue to establish cooperative relationships with other manufacturers and data storage solution providers. These cooperative relationships are often intended to enable manufacturers to offer comprehensive storage solutions that compete with those we offer.

RECENT ACQUISITIONS

         In connection with our solution offerings, we have completed a number of strategic acquisitions. Through these acquisitions, we gained expertise in storage solutions and greater access to international markets.

         Our acquisition of Ideal Hardware Limited, a leading UK-based, storage-centric distributor offering value-added programs and services, significantly expands our international presence. In addition, Ideal's strategy of providing value-added programs and services with storage hardware and software products mirrors our initiative for the Americas.

         Our acquisition of Rorke Data, Inc., a company based in Minnesota, with subsidiaries in the Netherlands and Italy, has expanded our storage solutions capabilities by allowing us to immediately offer our customers enhanced engineering, technical support, installation, and maintenance services for complex storage solutions. Rorke's capabilities allow us to provide leading-edge Fibre Channel and SAN solutions to vertical markets such as digital audio/video, publishing and medical imaging throughout the United States and Europe.

         Our acquisition of Future Tech International, Inc., a Miami-based company, significantly increased our presence in Latin America and the Caribbean. Future Tech primarily distributes storage, semiconductor and computer product components.

EMPLOYEES

         At December 31, 2000, we had a total of 1,374 employees, including 96 in general corporate functions, 543 in administrative functions and 735 in sales and marketing functions. Of our total employees, 551 are located at our facilities outside of the United States, including 420 in the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Many of our current key personnel have substantial experience in our industry and would be difficult to replace. The labor market in which we operate is highly competitive and, as a result, we may not be able to retain and recruit key personnel. If we fail to recruit, retain or adequately train key personnel, we will experience difficulty in implementing our strategy, which could negatively affect our business, financial condition and stock price.

RISK FACTORS

         You should consider carefully the risks described below together with all of the other information included in this Form 10-K. The risks and uncertainties described below and elsewhere in this Form 10-K are not the only ones facing us. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of your investment.

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS MAY SUFFER.

         Our growth in recent years has placed, and continues to place, a significant strain on our management, financial and operational resources. This growth also increases demand on our professional and technical services, sales, information systems, marketing and customer service and support functions. We intend to continue to pursue our growth strategy through increasing our sales efforts for existing and new solution and component offerings, increasing geographical sales coverage and strategic acquisitions. Continued growth will require increased personnel, expanded information systems and additional financial and administrative control procedures. We may not be successful in our efforts to manage growth. If we do not properly manage our planned growth, our financial condition and common stock price may suffer.

WE ARE DEPENDENT ON MANUFACTURERS AND WOULD SUFFER IF WE LOST ANY SIGNIFICANT MANUFACTURER OR FACED A PRODUCT SHORTAGE.

         We are highly dependent on manufacturers for substantially all of the products that we sell. Three manufacturers provided products that represented 47% and 41% of our sales in 1999 and 2000. The loss of any significant manufacturer could harm our financial condition and results of operations. In the past, significant manufacturers have terminated distribution arrangements with us, and significant distribution relationships could be terminated in the future. Our distribution agreements are cancelable on short notice. Our reliance on manufacturers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. From time to time we, like other distributors in our industry, experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers and an adequate supply of products, our sales could suffer considerably.

THE CYCLICAL NATURE OF THE STORAGE, SEMICONDUCTOR AND COMPUTER INDUSTRIES COULD HURT OUR OPERATING RESULTS.

         The storage, semiconductor and computer industries have historically been characterized by fluctuations in product demand and supply, and, consequently, severe fluctuations in price. Over the past several years, the data storage and computer products industries have experienced significant unit volume growth that has, in turn, increased demand for many of the products we distribute. In the event of a shortage of our products, our operating results may depend on the amount of product allocated to us by manufacturers and the timely receipt of such product.

         If the industries in which we operate experience a significant downturn in demand or excess production levels, we may experience an excess supply of the products we sell, and our gross margins may suffer. Although our distribution agreements with manufacturers provide us with limited price protection and certain rights of return, rapid increases in supply levels caused by a shortfall in demand or excess production could hurt our sales or gross margins. In addition, many of our customers in the storage and computer products industries are subject to the risks of significant shifts in demand and severe price pressures by their customers, which may increase the risk that we may not be able to collect accounts receivable owed by some of our customers. If we are unable to collect our accounts receivable, our results of operations and financial condition may suffer.

THERE COULD BE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

         Our quarterly operating results have in the past and could in the future fluctuate substantially. Our operating expense levels are based in part on expectations of future sales. If sales or gross margins in a particular quarter do not meet expectations, operating results could suffer. Factors affecting our quarterly operating results include:

     o   the loss of key manufacturers or customers;

     o   price competition;

     o   problems incurred in managing inventories;

     o   a change in the product mix sold by us;

     o customer demand, including the timing of purchase orders from significant customers;

     o   changing economic conditions in North and South America and Europe;

     o   our ability to manage credit risk and collect accounts receivable;

     o   our management of foreign currency exposure;

     o   availability of product from manufacturers; and

     o   the timing of expenditures in anticipation of increased sales.

         Due in part to manufacturer rebate programs, a larger portion of our gross profit has historically been reflected in the third month of each quarter than in each of the first two months of each quarter. In addition, we often experience increased sales volume near the end of each quarter, which also causes us to report higher gross profit levels in the third month of each quarter than in each of the first two months of each quarter. If we do not receive products from manufacturers or complete sales in a timely manner at the end of a quarter, or if rebate programs and marketing development funds are discontinued, our operating results in a particular quarter could suffer. In various periods in the past, our operating results have been affected by all of these factors. In particular, price fluctuations in the disk drive and semiconductor industries have affected our gross margins in recent periods.

OUR FINANCIAL OBLIGATIONS MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS.

         We have raised significant funding through debt, some of which bears interest at fixed rates and some at variable rates. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. If we do not meet debt covenant requirements, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our operating results. Furthermore, we are dependent on credit from our manufacturers to fund our inventory purchases. If our debt burden increases to high levels, our manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably.

         Our ability to satisfy our existing obligations will depend upon our future operating performance, which may be affected by prevailing economic conditions and financial, business and other factors described in this Form 10-K, many of which are beyond our control. If we are unable to service our debt obligations, we may be forced to adopt one or more strategies that may include actions such as reducing or delaying capital expenditures or otherwise slowing our growth strategies, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We do not know whether any of these actions could be effected on satisfactory terms, if at all. Any equity financing may be on terms that are dilutive or potentially dilutive. If we are unable to successfully manage our debt burden, our financial condition would suffer considerably.

WE ARE SUBJECT TO THE RISKS OF INTERNATIONAL OPERATIONS, WHICH MAY HURT OUR PROFITABILITY.

         We believe that international sales will represent a substantial and increasing portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

     o   fluctuations in currency exchange rates;

     o difficulty in collecting accounts receivable due to longer payment cycles common in foreign markets;

     o   political and economic instability;

     o   difficulty in staffing and managing foreign operations;

     o import and export license requirements, tariffs, taxes and other trade barriers; and

     o the burden of complying with a wide variety of foreign laws, treaties and technical standards and changes in those regulations.

         The majority of our revenues and expenditures in our foreign subsidiaries are transacted in the local currency of the country where the subsidiary operates. For each of our foreign subsidiaries, the local currency is also the functional currency. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. To the extent our revenues and expenses are denominated in currencies other than U.S. dollars, gains and losses on the conversion to U.S. dollars may contribute to fluctuations in our operating results. In addition, we have experienced foreign currency remeasurement gains and losses because a significant amount of our foreign subsidiaries' remeasurable net assets and liabilities are denominated in U.S. dollars rather than the subsidiaries' functional currency. As we continue to expand globally and the amount of our foreign subsidiaries' U.S. dollar or non-functional currency denominated remeasurable net asset or liability position increases, our potential for fluctuations in foreign currency remeasurement gains and losses will increase. We have in the past, and expect in the future, to enter into hedging arrangements and enter into local currency borrowing facilities to reduce this exposure, but these arrangements may not be adequate. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. Further, foreign markets may not continue to develop. If we are unable to manage these risks effectively, our operating results and financial position could be harmed.

OUR GROWTH PLANS DEPEND IN PART ON OUR ABILITY TO SUCCESSFULLY COMPLETE AND INTEGRATE ACQUISITIONS.

         An important part of our growth has been the acquisition of complementary businesses. We may choose to continue this strategy in the future. Our identification of suitable acquisition candidates involves risks inherent in assessing the value, strengths, weaknesses, overall risks and profitability of acquisition candidates. We may be unable to identify suitable acquisition candidates. If we do not make suitable acquisitions, we may find it more difficult to realize our growth objectives.

         The process of integrating new businesses into our operations, including our recently completed acquisitions, poses numerous risks, including an inability to assimilate acquired operations, information systems, internal control systems and products; diversion of management's attention; difficulties and uncertainties in transitioning the business relationships from the acquired entity to us; and the loss of key employees of acquired companies. In addition, future acquisitions by us may be dilutive to our shareholders, cause us to incur additional indebtedness and large one-time expenses or create goodwill or other intangible assets that could result in significant amortization expense. If we spend significant funds or incur additional debt, our ability to obtain necessary financing may decline and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to successfully complete any acquisitions, that we will be able to finance acquisitions or that we will realize any anticipated benefits from acquisitions that we complete.

WE COULD SUFFER A SURPLUS OF OBSOLETE OR UNMARKETABLE INVENTORY.

         Franchise distribution agreements often provide us with limited inventory management protection, including price protection and inventory return rights. While we purchase a substantial amount of inventory under franchise distribution agreements, we also purchase significant amounts of inventory without the limited protection that franchise distribution agreements often provide. Without the benefit of effective price protection or inventory return rights for our inventory purchases, we bear the sole risk of obsolescence and price fluctuations, which could harm our operating results. Even when our franchise distribution agreements provide us with price protection and inventory return rights, they may be ineffective when the products in our inventory become obsolete or unmarketable, or when the manufacturers of those products have financial difficulty. In those events, we may be unable to return the products to the manufacturer or to collect refunds for those products in a timely manner, or at all.

WE MUST BE ABLE TO MANAGE RAPID TECHNOLOGICAL CHANGE.

         Many of the products we sell are used in the manufacture or configuration of a wide variety of electronic products. These products are characterized by rapid technological change, short product life cycles and intense competition and pricing pressures. Our continued success depends upon our ability to continue to identify new, emerging technologies, develop technological expertise in these technologies and continually develop and maintain relationships with industry leaders. If we are unsuccessful in our efforts, our results of operations and financial condition may suffer.

ITEM 2.  PROPERTIES

         In the Americas, we maintain 33 sales offices in a variety of locations, including in the U.S., Canada, Brazil and Chile. In Europe, we maintain sales offices in England, the Netherlands and Italy. In addition to our sales offices, we operate seven integration and service facilities and 10 warehouses. We currently operate three significant management and distribution centers. Our corporate headquarters is located in San Jose, California, where we currently lease office space and distribution facilities with approximately 160,000 square feet of space. Leases for portions of these facilities begin to expire between June and December 2002. In Chessington, England, we previously leased, and have acquired as of October 31, 2000, two facilities with approximately 127,000 square feet that serve as our center for directing and managing our operations in the United Kingdom and Europe. In Miami, Florida, we currently lease a facility with approximately 65,000 square feet that serves as our center for directing and managing our business in Latin America. We have options to extend the lease for this facility through early 2008. In Montgomery, Alabama, we currently lease a facility with approximately 53,000 square feet that serves as our new corporate technology and data center and our primary customer call center. The lease on this facility expires in October 2007. We believe that our existing facilities are adequate for our current operational needs. However, in the future we may be required to expand our facilities, whether by lease or acquisition, to keep pace with our growing business.

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the ultimate resolution of such matters will not have a material adverse affect on our financial position or results of operations. However, such litigation could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of monetary damages or prohibitions against use of technologies, and could harm our business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BELM." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq. Sale prices have been restated to reflect the 3-for-2 stock split the Company declared on July 31, 2000.

                                                                                 HIGH           LOW
                                                                               ---------     ---------
1999
    First quarter............................................................   $ 6.96       $  3.67
    Second quarter ..........................................................     5.50          3.79
    Third quarter ...........................................................     6.87          4.37
    Fourth quarter ..........................................................     7.33          4.29
2000
    First quarter............................................................   $12.67        $ 5.92
    Second quarter...........................................................    12.67          7.25
    Third quarter............................................................    34.00         12.00
    Fourth quarter ..........................................................    31.88         11.56
2001
    First quarter (through March 7, 2001)....................................   $24.25        $13.19


         On March 7, 2001, the last sale price of the Common Stock as reported by Nasdaq was $14.19 per share.

         As of March 7, 2001, there were approximately 368 holders of record of the Common Stock (not including shares held in street name).

         To date, the Company has paid no cash dividends to its shareholders. The Company has no plans to pay cash dividends in the near future. The Company's line of credit agreement prohibits the Company's payment of dividends or other distributions on any of its shares except dividends payable in the Company's capital stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data of the Company set forth below should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis included elsewhere herein.

                                                                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
STATEMENT OF INCOME DATA:                                2000(1)           1999(2)           1998(3)          1997           1996
                                                       ----------         ----------         --------       --------       --------
Net sales                                              $1,804,102         $1,058,275         $575,330       $460,516       $391,240
Cost of sales                                           1,638,802            967,491          511,476        406,301        345,189
                                                       ----------         ----------         --------       --------       --------
Gross profit                                              165,300             90,784           63,854         54,215         46,051
Selling, general and administrative expense               121,088             69,507           46,070         40,942         36,175
                                                       ----------         ----------         --------       --------       --------
Income from continuing operations                          44,212             21,277           17,784         13,273          9,876
Interest expense and other income                          14,495              5,766            3,168          2,451          3,192
                                                       ----------         ----------         --------       --------       --------
Income from continuing operations before taxes             29,717             15,511           14,616         10,822          6,684
Provision for income taxes                                 12,480              6,581            6,139          4,545          2,807
                                                       ----------         ----------         --------       --------       --------
Income from continuing operations                          17,237              8,930            8,477          6,277          3,877
Income/(loss) from discontinued operations, net of
    income taxes                                               --             (2,946)          (2,402)        (1,588)         3,985
Gain on sale of contract manufacturing segment                 --              1,054               --             --             --
                                                       ----------         ----------        ---------      ---------       --------
Net income                                             $   17,237         $    7,038        $   6,075      $   4,689       $  7,862
                                                       ==========         ==========        =========      =========       ========
Basic earnings per shares (4)
    Continuing operations                              $     1.17         $     0.66        $    0.64      $    0.49       $   0.31
    Discontinued operations                                    --              (0.14)           (0.18)         (0.12)          0.32
                                                       ----------         ----------        ---------      ---------      ---------
Total                                                  $     1.17         $     0.52        $    0.46      $    0.37      $    0.63
                                                       ==========         ==========        =========      =========      =========
Diluted earnings per share (4)
    Continuing operations                              $     1.05         $     0.65        $    0.64      $    0.47      $    0.30
    Discontinued operations                                    --              (0.14)           (0.18)         (0.12)          0.31
                                                       ----------         ----------        ---------      ---------      ---------
Total                                                  $     1.05         $     0.51        $    0.46      $    0.35      $    0.61
                                                       ==========         ==========        =========      =========      =========
Shares used in per share calculation
    Basic                                                  14,673             13,563           13,188         12,843         12,539
                                                       ==========         ==========        =========      =========      =========
    Diluted                                                16,415             13,685           13,322         13,359         12,767
                                                       ==========         ==========        =========      =========      =========


                                                                                   YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
BALANCE SHEET DATA:                                      2000(1)           1999(2)           1998(3)          1997            1996
                                                       ----------         ----------         --------       --------        --------

Working capital                                         $136,810           $182,626           $167,109       $134,612       $105,958
Total assets                                             661,207            360,351            285,580        205,420        175,680
Total long-term debt                                     106,871            110,638            106,963         74,460         50,885
Total shareholders' equity                               129,532             96,273             86,476         77,667         71,127



     (1) 2000 Statement of Income Data and Balance Sheet Data include the results of operations of Rorke Data, Inc. since acquisition on May 15, 2000 and Ideal Hardware Limited on August 3, 2000. See Note 3 of Notes to Consolidated Financial Statements.

     (2) 1999 Statement of Income Data and Balance Sheet Data include the results of operations of Future Tech, Inc. from the date of acquisition on July 21, 1999. See Note 3 of Notes to Consolidated Financial Statements.

     (3) 1998 Statement of Income Data and Balance Sheet Data include the results of operations of the Computer Products Division of Almo Corporation since acquisition on November 13, 1998 and Tenex Data Division of Axidata Inc. on November 19, 1998.

     (4) All per share amounts have been restated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Earnings per share and shares used in per share calculations have been retroactively restated to reflect the 3-for-2 stock split the Company declared on July 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales were $1,804.1 million for the year ended December 31, 2000, which represented an increase of $745.8 million, or 71%, over 2000. Computer product sales increased by $642.6 million primarily due to the expansion of the customer base related to the acquisitions of Ideal Hardware Limited ("Ideal") in August 2000, Future Tech International, Inc. ("FTI"), acquired in July 1999, and Rorke Data, Inc. ("RDI"), acquired in May 2000, as well as growth in sales in existing product lines. Semiconductor sales increased by $103.2 million primarily due to the acquisition of FTI, growth in unit sales in existing product lines and the addition of new lines. Ideal contributed net sales of $280.6 million, since acquisition on August 3, 2000.

         The Company's gross profit for 2000 was $165.3 million, an increase of $74.5 million, or 82%, over 1999. The increase in the dollar amount of gross profit was primarily the result of increased sales volume in existing product lines and the acquisitions of Ideal, FTI and RDI. As a percentage of sales, overall gross margins were 9.2% compared to 8.6% in the same period last year. The favorable gross margin percentage increase was primarily due to customer and product mix in North America and the acquisition of RDI, partially offset by lower gross margin percentages for Ideal and FTI.

         Selling, general and administrative expenses increased to $121.1 million in 2000 from $69.5 million in 1999, an increase of $51.6 million, or 74%. As a percentage of sales, selling, general and administrative expenses increased to 6.7% from 6.6% in 1999. The increase in expenses was attributable to the acquisitions of Ideal, FTI, and RDI, increased sales volume and the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support.

         Interest expense increased in 2000 to $14.9 million from $6.4 million in 1999, an increase of $8.5 million, or 133%. The increase in interest expense was primarily due to increased overall bank borrowings during 2000 for worldwide working capital purposes, and the acquisitions of Ideal and RDI. Interest rates also increased during the year 2000 compared to interest rates in 1999. The average interest rate in 2000 was 8.7%, versus 7.3% in 1999. In 2000, the Company recognized remeasurement gains of approximately $449,000 compared to remeasurement gains of approximately $647,000 in 1999. These amounts are included in interest expense and other income.

         The Company's effective income tax rate remained unchanged at 42% in 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales were $1,058.3 million for the year ended December 31, 1999, which represented an increase of $483.0 million, or 84%, over 1998. Computer product sales increased by $440.5 million primarily due to the expansion of the customer base related to the acquisitions of FTI in July 1999 and the Computer Products Division of Almo Corporation ("Almo CPD") and Tenex Data Division of Axidata, Inc. ("Tenex Data") in November 1998, and to the growth in unit sales in existing product lines and the addition of new lines. Semiconductor sales increased by $42.5 million primarily due to the acquisition of FTI, growth in unit sales in existing product lines and the addition of new lines.

         The Company's gross profit for 1999 was $90.8 million, an increase of $26.9 million, or 42%, over 1998. The increase in gross profit was primarily the result of increased sales volume. As a percentage of sales, overall gross margins were 8.6% compared to 11.1% in 1998. This decrease was primarily due to increased competitive pricing in the industry and the increase in the proportion of computer product sales, which typically have lower margins than semiconductors.

         Marketing, general and administrative expenses increased 51% to $69.5 million in 1999 from $46.1 million in 1998, but decreased as a percentage of sales to 6.6% from 8.0%. The increase in expenses was attributable to increased sales volume, the acquisitions of FTI, Almo CPD and Tenex Data and the Company's continuing effort to strengthen its financial and administrative support.

         Interest expense increased in 1999 to $6.4 million from $3.2 million in 1998. The increase in interest expense was due to increased bank borrowings during 1999 to fund the Company's working capital needs. In 1999, the Company recognized remeasurement gains of approximately $647,000 relating to the retranslation of US dollar denominated debt of Tenex Data.

         The Company's effective income tax rate remained unchanged at 42% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under subordinated term loans and bank lines of credit, as well as proceeds from warrant and stock option exercises. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

         Net cash provided by financing activities in 2000 totaled $103.9 million, which was primarily related to borrowings under the RSA subordinated term loan facility. The RSA facility was used to repay borrowings under revolving credit facilities as described below. The net amount of cash used in investing activities in 2000 was $64.2 million, which was primarily related to the acquisition of property and equipment and the acquisitions of Ideal and RDI. The net amount of cash used in continuing operating activities was $36.9 million in 2000.

         The Company's accounts receivable and inventories increased to $295.6 million and $246.7 million at December 31, 2000, respectively, from $168.9 million and $156.6 million, respectively, as of December 31, 1999.

These increases were primarily the result of the Company's increased sales volume and the purchase of accounts receivable and inventory through the Company's acquisitions of Ideal and RDI in 2000. The Company's accounts payable increased to $231.1 million in 2000 from $143.6 million in 1999 due to increased inventory purchases and the addition of accounts payable through the Company's acquisitions in 2000.

         On June 20, 2000, the Company entered into an agreement with Transamerica Commercial Finance Corporation to provide up to $15 million in short-term financing to the Company. The loan is secured by the Company's accounts receivable, has a maturity date of June 20, 2001, and bears interest at 10.5%. The loan does not require the Company to meet financial covenants. The loan balance outstanding at December 31, 2000 was $5 million.

         On July 6, 2000, the Company repaid in full its borrowings outstanding under the California Bank & Trust line of credit (the "CBT Facility"), and effective as of that date, the Company amended its agreement to decrease the size of the line of credit to $50 million provided solely by California Bank & Trust. At the Company's option, the borrowings under the amended line of credit bear interest at California Bank & Trust's prime rate (9.0%) at December 31, 2000, or the adjusted LIBOR rate plus 1.75%. The line of credit expires on May 31, 2000. The balance outstanding on the revolving line of credit at December 31, 2000 was $8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, payment of dividends, repurchase of stock, and investments and covenants regarding profitability. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company was in compliance with its bank covenants at December 31, 2000; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. The proceeds from the financing were used to repay in full $123.9 million outstanding under the CBT Facility, $15 million of borrowings outstanding at July 6, 2000 from Transamerica Commercial Finance Corporation, and to finance the acquisition of Ideal. This subordinated debt financing is comprised of $80 million bearing interest at 9.125%, due June 30, 2001, and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

         On August 3, 2000, the Company acquired Ideal Hardware Limited ("Ideal"), for a combination of cash, assumption of liabilities and notes payable totaling approximately $28.9 million, including acquisition costs. Liabilities assumed included a $43 million borrowing facility with Lombard NatWest Limited (the "NatWest" facility) which is secured by substantially all of Ideal's accounts receivable, bears interest at NatWest's base rate plus 1.5% and expires on June 26, 2001. This facility was increased to $60 million in October 2000. There are no financial covenant requirements. At December 31, 2000, approximately $32 million was outstanding under the NatWest borrowing facility. The acquisition of Ideal was funded through borrowings under the RSA facility.

         On October 16, 2000, the Company exercised the option to purchase the buildings occupied by Ideal for approximately $24.0 million. The purchase was funded through existing cash resources under the NatWest borrowing facility of approximately $11.0 million and a five-year mortgage of approximately $13.0 million bearing interest at LIBOR plus 1.5%. The mortgage is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.2 million due November 2005.

         On May 15, 2000, the Company acquired Rorke Data, Inc. ("RDI") and its European subsidiaries for approximately $4.1 million in cash and 269,418 shares of the Company's common stock. The acquisition was funded through borrowings under the Company's revolving line of credit and newly issued shares of common stock.

         The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company is focused on improving its capital structure and addressing its financing needs. The Company is currently in negotiations with a financial institution to obtain additional borrowing capacity in an amount up to $250 million to refinance the $80 million RSA note payable maturing June 30, 2001 and the CBT Facility maturing May 31, 2001 and to finance future growth. The Company also expects to refinance its NatWest facility that matures on June 26, 2001. The Company believes these facilities will be sufficient to conduct its current operations for the next 12 months. If the Company is unable to obtain these financing facilities, the Company's financial condition and results of operations could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the six months ended June 30, 2000, the Company's average borrowings were $126.8 million with variable interest rates under its credit facility with California Bank & Trust. The average interest rate on these borrowings was 8.41%. During this time the Company had minimal fixed interest rate debt. Effective July 6, 2000, the Company borrowed $100 million from the RSA at a fixed interest rate of 9% per annum and borrowed $80 million at 9.125% and repaid the California Bank & Trust facility. Upon the acquisition of Ideal the Company assumed Ideal's Lombard NatWest 7.5% fixed interest rate facility. Borrowings under this line averaged $29.3 million after the acquisition. In addition the Company entered into a $13.3 million variable rate mortgage with NatWest and also entered into an interest rate swap agreement that fixed the interest on the mortgage at 7.42% for a two-year period. Average borrowings outstanding on the variable rate credit facility with California Bank & Trust after July 6, 2000 was $4.8 million. Based on 2000 actual borrowings, a 1% increase in interest rates would have increased interest expense on the Company's variable interest rate debt by approximately $650,000.

         A substantial part of the Company's revenue and capital expenditures are transacted in U.S. Dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency remeasurement gain of $449,000 during the year ended December 31, 2000. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. The Company is likely to be subject to increased foreign currency transactions and associated risks of depreciation of value and volatility of cashflows following the acquisitions of Ideal, RDI, FTI and Tenex Data. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements                               Form 10-K
                                                                                          Page Number
                                                                                          -----------
                  Report of Independent Accountants                                           18

                  Consolidated Balance Sheets at December 31, 2000
                    and 1999                                                                  19

                  Consolidated Statements of Income for the years
                    ended December 31, 2000, 1999 and 1998                                    20

                  Consolidated Statements of Shareholders' Equity for the years
                    ended December 31, 2000, 1999 and 1998                                    21

                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2000, 1999 and 1998                                          22

                  Notes to Consolidated Financial Statements                                  23


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Bell Microproducts Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of Bell Microproducts Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 6, 2001

                             BELL MICROPRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      December 31,
                                                                             ------------------------------
                                                                               2000                  1999
                                                                             --------              --------
ASSETS
Current assets:
     Cash                                                                    $  7,465              $  5,103
     Accounts receivable, net                                                 295,572               168,857
     Inventories                                                              246,671               156,648
     Prepaid expenses and other current assets                                 11,906                 5,458
                                                                             --------              --------
              Total current assets                                            561,614               336,066
Property and equipment, net                                                    44,436                 7,626
Goodwill and other intangibles, net                                            46,439                16,059
Deferred debt issuance costs and other assets                                   8,718                   600
                                                                             --------              --------
     Total assets                                                            $661,207              $360,351
                                                                             ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $231,132              $143,632
     Borrowings under lines of credit                                          52,633                     -
     Short-term note payable and current portion of long-term
        notes payable to RSA                                                   90,500                     -
     Other accrued liabilities                                                 50,539                 9,808
                                                                             --------              --------
              Total current liabilities                                       424,804               153,440
Borrowings under line of credit                                                   249               110,600
Long-term notes payable to RSA and mortgage payable                           101,640                     -
Other long-term liabilities                                                     4,982                    38
                                                                             --------              --------
     Total liabilities                                                        531,675               264,078
                                                                             --------              --------
Commitments and contingencies (Note 8)

Shareholders' equity:
     Preferred Stock, $0.01 par value, 10,000 shares authorized;
        none issued and outstanding                                                 -                     -
     Common Stock, $0.01 par value, 40,000 and 30,000
        shares authorized; 15,793 and 13,877 shares
        issued and outstanding                                                 75,154                58,527
     Retained earnings                                                         54,472                37,285
     Accumulated other comprehensive income                                       (94)                  461
                                                                             --------              --------
              Total shareholders' equity                                      129,532                96,273
                                                                             --------              --------
     Total liabilities and shareholders' equity                              $661,207              $360,351
                                                                             ========              ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Year Ended December 31,
                                                                        ----------------------------------------------
                                                                           2000               1999              1998
                                                                        ----------         ----------         --------
Net sales                                                               $1,804,102         $1,058,275         $575,330
Cost of sales                                                            1,638,802            967,491          511,476
                                                                        ----------         ----------         --------
Gross profit                                                               165,300             90,784           63,854
Selling, general and administrative expenses                               121,088             69,507           46,070
                                                                        ----------         ----------         --------
Operating income from continuing operations                                 44,212             21,277           17,784
Interest expense and other income                                           14,495              5,766            3,168
                                                                        ----------         ----------         --------
Income from continuing operations before income taxes                       29,717             15,511           14,616
Provision for income taxes                                                  12,480              6,581            6,139
                                                                        ----------         ----------         --------
Income from continuing operations                                           17,237              8,930            8,477
Discontinued operations:
   Loss from operations, net of tax
      benefit of $2,132 and $1,739                                               -             (2,946)          (2,402)
   Gain on sale, net of tax of $763                                              -              1,054                -
                                                                        ----------         ----------         --------
Discontinued operations, net                                                     -             (1,892)          (2,402)
                                                                        ----------         ----------         --------
Net income                                                              $   17,237         $    7,038         $  6,075
                                                                        ==========         ==========         ========
Earnings per share (Note 2)
     Basic
        Continuing operations                                           $     1.17         $     0.66         $   0.64
        Discontinued operations                                                  -              (0.14)           (0.18)
                                                                        ----------         ----------         --------
     Total                                                              $     1.17         $     0.52         $   0.46
                                                                        ==========         ==========         ========
Earnings per share
     Diluted
        Continuing operations                                           $     1.05         $     0.65         $   0.64
        Discontinued operations                                                  -              (0.14)           (0.18)
                                                                        ----------         ----------         --------
     Total                                                              $     1.05         $     0.51         $   0.46
                                                                        ==========         ==========         ========
Shares used in per share calculation (Note 2)
     Basic                                                                  14,673             13,563           13,188
                                                                        ==========         ==========         ========
     Diluted                                                                16,415             13,685           13,322
                                                                        ==========         ==========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             Comprehensive Income
                                                                        -------------------------------
                                                 Common Stock
                                           -------------------------       Retained
                                            Shares          Amount         Earnings           Other            Total
                                           --------        --------        --------          -------         --------
Balance at December 31, 1997                 13,044         $53,495        $ 24,172           $    -         $ 77,667

Exercise of stock options, including
   related tax benefit of $86                   166             943               -                -              943
Issuance of Common Stock under
   Stock Purchase Plan                           61             700               -                -              700
Issuance of stock warrant (Note 3)                -           1,043               -                -            1,043
Foreign currency translation                      -               -               -               48               48
Net income                                        -               -           6,075                -            6,075
                                            -------         -------        --------           ------         --------
Balance at December 31, 1998                 13,371          56,181          30,247               48           86,476

Exercise of stock options, including
   related tax benefit of $72                   353           1,743               -                -            1,743
Issuance of Common Stock under
   Stock Purchase Plan                          153             603               -                -              603
Foreign currency translation                      -               -               -              413              413
Net income                                        -               -           7,038                -            7,038
                                            -------         -------        --------           ------         --------
Balance at December 31, 1999                 13,877          58,527          37,285              461           96,273

Exercise of stock options, including
   related tax benefit of $1,933                622           5,242               -                -            5,242
Issuance of Common Stock under
   Stock Purchase Plan                          278           1,421               -                -            1,421
Stock split                                                      50             (50)               -                -
Issuance of Common Stock for
   acquisition of Rorke Data (Note 3)           269           2,508               -                -            2,508
Issuance of warrant to RSA                      747           7,406               -                -            7,406
Foreign currency translation                      -               -               -             (555)            (555)
Net income                                        -               -          17,237                -           17,237
                                            -------         -------        --------           ------         --------
Balance at December 31, 2000                 15,793         $75,154        $ 54,472           $  (94)        $129,532
                                            =======         =======        ========           ======         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (INCREASE (DECREASE) IN CASH, IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                     -----------------------------------------------
                                                                        2000                1999              1998
                                                                     ---------            --------          --------
Cash flows from operating activities:
     Income from continuing activities                               $  17,237            $  8,930          $  8,477
     Adjustments to reconcile net income to
         net cash (used in)/provided by operating activities:
     Depreciation and amortization                                       5,510               2,254             1,132
     Provision for doubtful accounts                                     9,958               6,896             4,630
     Deferred income taxes                                              (2,836)               (148)           (1,477)
     Changes in assets and liabilities:
            Accounts receivable                                        (16,550)            (56,568)          (21,235)
            Inventories                                                (38,451)            (48,679)          (14,776)
            Prepaid expenses                                            (3,091)              2,721              (497)
            Other assets                                                    (1)                226              (548)
            Accounts payable                                           (16,085)             50,641            23,995
            Other accrued liabilities                                    7,366               1,175             1,289
                                                                     ---------            --------          --------
Net cash (used in)/provided by continuing operating activities         (36,943)            (32,552)              990
Net cash (used in)/provided by discontinued operations                       -              (4,745)           (9,261)
                                                                     ---------            --------          --------
Net cash used in operating activities                                  (36,943)            (37,297)           (8,271)
                                                                     ---------            --------          --------
Cash flows from investing activities:
     Acquisition of property and equipment, net                        (33,826)             (4,412)           (1,308)
     Acquisitions of businesses (Note 3)                               (30,347)             (2,808)          (26,770)
     Proceeds from sale of business (Note 3)                                 -              34,665                 -
                                                                     ---------            --------          --------
Net cash (used in)/provided by investing activities                    (64,173)             27,445           (28,078)
                                                                     ---------            --------          --------
Cash flows from financing activities:
     Net (repayments)/borrowings under line of credit agreement        (95,652)              8,200            32,400
     Proceeds from long-term notes payable to RSA                      100,000                   -                 -
     Proceeds from short-term notes payable to RSA                      80,000                   -                 -
     Net borrowings on other notes payable and long-term
       liabilities                                                      12,889                   5                15
     Proceeds from issuance of Common Stock                              6,663               2,346             1,643
                                                                     ---------            --------          --------
Net cash provided by financing activities                              103,900              10,551            34,058

Effect of exchange rate changes on cash                                   (422)                322                48
                                                                     ---------            --------          --------
Net increase/(decrease) in cash                                          2,362               1,021            (2,243)
Cash at beginning of year                                                5,103               4,082             6,325
                                                                     ---------            --------          --------
Cash at end of year                                                  $   7,465            $  5,103          $  4,082
                                                                     =========            ========          ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
            Interest                                                 $  10,817            $  7,523          $  5,555
            Income taxes                                             $  12,106            $  5,606          $  4,592
Supplemental non-cash financing activities:
     Common Stock issued for acquisition (Note 3)                    $   2,508            $      -          $      -
     Stock warrant issued for subordinated debt (Note 5)             $   7,406            $      -          $      -
     Liabilities assumed on acquisition of business (Note 3)         $   7,500            $      -          $      -
     Effect of stock split (Note 2)                                  $      50            $      -          $      -
     Obligations incurred under capital leases                       $       -            $      -          $  2,519
     Stock warrant issued in connection with acquisition             $       -            $      -          $  1,043

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

         The Company operates in one business segment, as a value-added distributor of storage products and systems, computer products and semiconductors and peripherals to original equipment manufacturers (OEMs), value-added resellers (VARs) and dealers in the United States, Europe, Canada and Latin America. Semiconductor products include memory, logic, microprocessor, peripheral and specialty components. Computer products include disk, tape and optical drives and subsystems, drive controllers, computers and board-level products. The Company also provides a variety of value-added services to its customers, including subsystem testing, software loading, mass storage and computer systems integration, disk drive formatting and testing, and the packaging of electronic component kits to customer specifications.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND BASIS OF PREPARATION

         The consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

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

REVENUE RECOGNITION

         Revenues are recognized when title transfers to customers. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. Transactions with sale terms of FOB shipping point are recognized when products are shipped and transactions with sale terms of FOB destination are recognized upon arrival.

CONCENTRATION OF CREDIT AND OTHER RISKS

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated collection losses. No customer accounts for more than 10% of sales in any of the three years ended December 31, 2000, 1999 and 1998, or accounts receivable at December 31, 2000 and 1999.

         Four vendors accounted for 39% of the Company's inventory purchases during 2000. Three vendors accounted for 55% of the Company's inventory purchases during 1999. Two vendors accounted for 49% of the Company's inventory purchases during 1998. One such vendor has obtained a second priority lien against the Company's inventories to secure payment for the Company's purchase of goods.

INVENTORIES

         Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Market is based on estimated net realizable value.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of computer and other equipment, furniture and fixtures, and warehouse equipment, which range from three to five years. Depreciation of buildings is based upon the estimated useful lives of 50 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the lease term.

GOODWILL

         Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. The excess of the purchase price over the fair value of the assets acquired is recorded as goodwill and amortized on a straight-line basis over a period between ten to forty years. The Company periodically reviews the recoverability of goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company continually monitors its long-lived assets (including goodwill, intangibles and property and equipment) to determine whether an impairment of these assets has occurred. In making such determination, the Company evaluates the performance of the underlying businesses, products and product lines. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No material impairments have been experienced.

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

         On July 31, 2000 the Company declared a 3-for-2 split of its Common Stock. The stock split was in the form of a 50% Common Stock dividend payable at the close of business on August 31, 2000 to shareholders of record on August 11, 2000. All references in the accompanying financial statements to earnings per share, the number of common shares, warrants and options have been retroactively restated to reflect the common stock split.

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                                                  Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                    2000                   1999                 1998
                                                                 -----------           -----------          ----------
Net income                                                       $    17,237           $     7,038          $    6,075
                                                                 ===========           ===========          ==========
Weighted average common shares outstanding (basic)                    14,673                13,563              13,188
Effect of dilutive warrant and options                                 1,742                   122                 134
                                                                 -----------           -----------          ----------
Weighted average common shares outstanding (diluted)                  16,415                13,685              13,322
                                                                 ===========           ===========          ==========
Earnings Per Share:
Basic                                                            $      1.17           $      0.52          $     0.46
                                                                 ===========           ===========          ==========
Diluted                                                          $      1.05           $      0.51          $     0.46
                                                                 ===========           ===========          ==========

         Options to purchase 304,908 shares of common stock at a weighted average price of $24.13 per share were outstanding at December 31, 2000 but were not included in the computation of Diluted EPS because the exercise prices were greater than the average market price of the common shares. At December 31, 1999, there were 1,580,475 options and warrant outstanding to purchase common stock at a weighted average price of $6.72 per share excluded from the Diluted EPS computation due to their anti-dilutive effect. At December 31, 1998, there were 1,693,650 options and warrant outstanding to purchase common stock at a weighted average price of $6.65 per share excluded from the Diluted EPS computation due to their anti-dilutive effect.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average quarterly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the statement of income.

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

SEGMENT REPORTING

         Financial Accounting Standards Board Statement No.131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments' profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which the Company earns revenues and holds assets, and about major customers (see Note 11).

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company was required to adopt SAB 101 in the year ended December 31, 2000, retroactively effective to January 1, 2000. SAB 101 did not have a material impact on the Company.

NOTE 3 - ACQUISITIONS AND DIVESTITURES:

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

         The final purchase price is subject to adjustment in accordance with certain provisions in the purchase agreement. The allocation of the purchase price over the estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

                        Accounts receivable                      $113,334
                        Inventories                                42,882
                        Equipment and other assets                  5,476
                        Goodwill and other intangibles             20,144
                        Accounts payable                          (96,084)
                        Bank borrowings                           (30,102)
                        Other accrued liabilities                 (23,390)
                        Deferred taxes                             (3,360)
                                                                 --------
                        Total consideration                      $ 28,900
                                                                 ========

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

         RDI was acquired for a total purchase price of approximately $7.0 million, which included cash of $4.1 million, the issuance of 269,418 shares of the Company's Common Stock and acquisition costs The final allocation of the purchase price to acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, is as follows (in thousands):

                        Cash                                     $    546
                        Accounts receivable                         6,644
                        Inventories                                 8,390
                        Equipment and other assets                  2,372
                        Goodwill                                    7,480
                        Accounts payable                           (7,253)
                        Other accrued liabilities                  (1,809)
                        Bank borrowings                            (7,832)
                        Notes payable                              (1,501)
                                                                 ---------
                        Total consideration                      $   7,037
                                                                 =========

         The goodwill will be amortized over 20 years.

         Results of operations of RDI were not material to the Company.

Future Tech International, Inc. Acquisition

         On July 21, 1999, the Company acquired certain assets and assumed certain liabilities of Future Tech International, Inc. ("FTI"), a privately held company located in Miami which was in bankruptcy reorganization. FTI is a leading value-added distributor of computer components to the markets of Latin America and the Caribbean.

         The FTI assets acquired were primarily accounts receivable, inventory and fixed assets. As consideration for the assets purchased, the Company paid $2.2 million in cash, including acquisition costs and assumed certain liabilities, primarily trade accounts payable. The Company was obligated to pay up to an additional $4.5 million in cash within 21 months of the closing date as a contingent incentive payment to the bankruptcy estate based upon earnings achieved up to the first anniversary of the acquisition. As the earnings level was achieved in July 2000, the Company has recorded the $4.5 million contingent payment as an addition to goodwill.

         The FTI purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

                        Restricted cash                          $      23
                        Accounts receivable                         12,576
                        Inventories                                  2,639
                        Equipment and other assets                   3,947
                        Goodwill                                     8,727
                        Accounts payable                           (20,989)
                        Other accrued liabilities                   (4,704)
                                                                 ---------
                        Total consideration                      $   2,219
                                                                 =========

         The following unaudited pro forma combined summary of operations of the Company give effect to the acquisitions of Ideal and FTI, as though these acquisitions had occurred on January 1, 1999.

                                                                           Year Ended December 31,
                                                                          (unaudited, in thousands,
                                                                          except earnings per share)
                                                                         ---------------------------
                                                                            2000             1999
                                                                         ----------       ----------
         Net sales                                                       $2,167,295       $1,728,796
         Net income                                                      $   14,683       $    9,110

         Earnings per share
            Basic                                                        $     1.00       $     0.64
            Diluted                                                      $     0.89       $     0.63

         Shares used in per share calculation
            Basic                                                            14,673           14,313
            Diluted                                                          16,415           14,435



Divestiture of Quadrus

         On July 8, 1999, the Company completed the sale of its Contract Manufacturing Division, Quadrus, for a total consideration of approximately $34.7 million. The sale resulted in an after tax gain of $1.1 million or $0.08 per share. The results of Quadrus have been reported separately as discontinued operations in the Consolidated Statements of Income.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                                                  December 31,
                                                                           -------------------------
                                                                             2000             1999
                                                                           --------         --------
                                                                                 (in thousands)
         Accounts receivable, net:
            Accounts receivable                                            $312,403         $177,099
            Less:  allowance for doubtful accounts and returns              (16,831)          (8,242)
                                                                           --------         --------
                                                                           $295,572         $168,857
                                                                           ========         ========
         Property and equipment:
            Computer and other equipment                                   $ 18,358         $  6,753
            Land and buildings                                               20,986                -
            Furniture and fixtures                                            7,422            2,354
            Warehouse equipment                                               2,582            1,412
            Leasehold improvements                                            1,747              899
                                                                           --------         --------
                                                                             51,095           11,418
            Less: accumulated depreciation                                   (6,659)          (3,792)
                                                                           --------         --------
                                                                           $ 44,436         $  7,626
                                                                           ========         ========
         Goodwill and other intangibles, net:
            Goodwill and other intangibles                                 $ 50,610         $ 18,373
            Less:  accumulated amortization                                  (4,171)          (2,314)
                                                                           --------         --------
                                                                           $ 46,439         $ 16,059
                                                                           ========         ========



NOTE 5 - LINE OF CREDIT AND TERM LOAN:

         On June 20, 2000, the Company entered into an agreement with Transamerica Commercial Finance Corporation to provide up to $15 million in short-term financing to the Company. The loan is secured by the Company's accounts receivable, has a maturity date of June 20, 2001, and bears interest at 10.5%. The loan does not require the Company to meet financial covenants. The loan balance outstanding at December 31, 2000 was $5 million.

         On July 6, 2000, the Company repaid in full its borrowings outstanding under the California Bank & Trust line of credit (the "CBT Facility"), and effective as of that date, the Company amended its agreement to decrease the size of the line of credit to $50 million provided solely by California Bank & Trust. At the Company's option, the borrowings under the amended line of credit bear interest at California Bank & Trust's prime rate (9.0%) at December 31, 2000, or the adjusted LIBOR rate plus 1.75%. The line of credit expires on May 31, 2001. The balance outstanding on the revolving line of credit at December 31, 2000 was $8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its subsidiaries. The revolving line of credit requires the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, payment of dividends, repurchase of stock, and investments and covenants regarding profitability. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company was in compliance with its bank covenants at December 31, 2000; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of

Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. The proceeds from the financing were used to repay in full $123.9 million outstanding under the CBT Facility and $15 million of borrowings from Transamerica Commercial Finance Corporation, and to finance the Ideal Purchase. This subordinated debt financing is comprised of $80 million bearing interest at 9.125%, due June 30, 2001, and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. Amounts due on the $100 million long-term debt are $10.5 million in 2001, $7.0 million for each of the years 2002 through 2005, and $61.5 million thereafter.

         On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited which is secured by substantially all of Ideal's accounts receivable, bears interest at NatWest's base rate plus 1.5% and expires on June 26, 2001. This facility was increased to $60 million in October 2000. There are no financial covenant requirements. At December 31, 2000, approximately $32 million was outstanding under the NatWest borrowing facility. The acquisition of Ideal was funded through borrowings under the RSA facility.

         The Company is currently negotiating to refinance the $80 million RSA note payable maturing on June 30, 2001, the CBT Facility maturing May 31, 2001, the NatWest facility maturing on June 26, 2001, and to finance future growth. If the Company is unable to obtain this financing, the Company's financial condition and results of operations could be materially adversely affected.

         On October 16, 2000, the Company entered into a $13.3 million mortgage agreement with Lombard NatWest Limited related to the acquisition of a building for Ideal. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. Principal amounts due during each of the years 2001 through 2004 are $1,160,000 and $8,660,000 is due in 2005. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% for a two-year period.

NOTE 6 - STOCK-BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         In May of 1998, the Company adopted the 1998 Stock Plan (the "Plan") which replaced the 1988 Amended and Restated Incentive Stock Plan (the "1988 Plan") and the 1993 Director Stock Option Plan (the "Director Plan").

         The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Under the Plan, the Company has reserved for issuance a total of 3,039,327 shares of Common Stock plus 272,508 shares of Common Stock which were reserved but unissued under the 1988 Plan and 52,500 shares of Common Stock which were reserved but unissued under the Director Plan. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the Plan is 4,381,901 shares, plus an annual increase to be added on January 1 of each year beginning in 1999, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 7,035,483 shares of Common Stock for issuance under the aggregate of all stock option plans.

         All stock options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant. If an optionee ceases to be employed by the Company, the optionee may, within one month (or such other period of time, as determined by the Board of Directors, but not exceeding three months) exercise options to the extent vested.

         As part of the Plan, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 193,500, 210,000 and 60,750 shares of Common Stock were granted in 2000,

1999 and 1998, respectively. The Program provides for ten-year option terms with vesting at the rate of one tenth per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

         Options granted under the Director Plan prior to May 1998 and outstanding at December 31, 2000 total 112,500. Under the Director Plan, 112,500 options were granted in 1993 at an exercise price of $5.33 per share, and 30,000 options were granted in 1996 at an exercise price of $4.67 per share. In 1997, 30,000 options were granted at an exercise price of $8.42 per share. In 1998, 22,500 options were granted at an exercise price of $5.00 per share. On August 5, 1999, the Board of Directors approved the vesting in full of all options currently held by the Directors and modified the Plan to immediately vest all future Board of Directors options at the time they are granted.

         In 2000, the number of shares of Common Stock reserved under the Plan were not sufficient to accommodate the Company's recent growth through acquisitions and related key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 763,536 nonqualified stock options outside the provisions of the Plan, and 543,018 of these options were outstanding at December 31, 2000, net of cancellations, and are included in the table below.

         The following table presents all stock option activity:

                                                                                 Options Outstanding
                                                                         ---------------------------------
                                                    Options                                   Weighted
                                                 Available for                                 Average
                                                     Grant                Shares            Exercise Price
                                                 -------------           ---------          --------------
Balance at December 31, 1997                         267,108             2,288,189              $ 5.49
Increase in options available for grant              750,000                     -                   -
Options canceled                                     736,575              (736,575)             $ 5.55
Options granted                                   (1,156,200)            1,156,200              $ 5.43
Options exercised                                          -              (166,194)             $ 4.76
                                                  ----------             ---------              ------
Balance at December 31, 1998                         597,483             2,541,620              $ 5.49
                                                  ==========             =========              ======

Increase in options available for grant              534,854                     -                   -
Options canceled                                     666,882              (666,882)             $ 5.61
Canceled options not available for grant            (612,357)                    -              $ 5.58
Options granted                                   (1,072,800)            1,072,800              $ 4.66
Options exercised                                          -              (352,331)             $ 4.74
                                                  ----------             ---------              ------
Balance at December 31, 1999                         114,062             2,595,207              $ 5.50
                                                  ==========             =========              ======

Increase in options available for grant            1,754,474                     -                   -
Options canceled                                     261,732              (482,250)             $ 6.83
Canceled options not available for grant             (67,500)                    -              $ 5.67
Options granted                                   (2,182,464)            2,946,000              $12.87
Options exercised                                          -              (621,840)             $ 5.29
                                                  ----------             ---------              ------
Balance at December 31, 2000                        (119,696)            4,437,117              $10.11
                                                  ==========             =========              ======

         At December 31, 2000, 718,925 options were exercisable under these Plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.

The following table summarizes information about stock options outstanding for all plans at December 31, 2000:


                                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                           ----------------------------------------------------------    ---------------------------------------
                             Number of
                              Options              Weighted
                            Outstanding            Average
                               As of              Remaining             Weighted          Number of Shares        Weighted
  Range of Exercise         December 31,       Contractual Life          Average         Exercisable As of         Average
        Prices                  2000               In Years          Exercise Price      December 31, 2000      Exercise Price
-----------------------     ------------       ----------------      --------------      -----------------      --------------
$ 4.29 - $ 4.67                 571,538             4.75                 $ 4.37                178,839               $4.40
$ 4.83 - $ 5.25                 584,625             4.26                   4.91                163,878                4.98
$ 5.33 - $ 6.25                 599,704             3.47                   5.95                259,958                5.84
$ 6.33 - $ 8.08                 839,250             4.25                   7.60                 93,750                7.18
$ 8.42 - $13.81                 766,750             4.85                  11.97                 22,500                8.42
$14.75 - $17.21                 642,750             4.60                  15.80                      0                   0
$19.31 - $24.13                 429,500             4.79                  23.63                      0                   0
$24.38 - $24.38                   3,000             4.83                  24.38                      0                   0
                              ---------                                                        -------
                              4,437,117             4.42                  10.11                718,925                5.54
                              =========                                                        =======

EMPLOYEE STOCK PURCHASE PLAN

         The Employee Stock Purchase Plan ("ESPP") provides for automatic annual increases in the number of shares reserved for issuance on January 1 of each year beginning in 1999 by a number of shares equal to the lesser of (i) 225,000 shares, (ii) 1.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company.

         The Company has reserved 1,353,498 shares of Common Stock for issuance to all eligible employees under its ESPP. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period in the prior two years. A total of 1,085,183 shares have been issued under this plan as of December 31, 2000.

FAIR VALUE DISCLOSURES

         The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. To determine the additional pro forma disclosures required by SFAS 123 for the stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 2000, 1999 and 1998, respectively: expected volatility of 68%, 35% and 35%; risk free interest rate of 5.8%, 4.9% and 5.0% and expected lives of 3.69, 3.85 and 3.79 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 2000, 1999 and 1998 was $6.68, $2.26 and $2.64 per option, respectively. The fair value of each ESPP purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years. The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $3.56, $2.04 and $1.97 per right, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards in 2000, 1999 and 1998 under those plans consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced as presented below (in thousands, except per share data):

                                                             2000                1999              1998
                                                           -------             -------            ------
               Net income:
                    As reported                            $17,237              $8,930            $6,075
                    Pro forma                              $14,603              $8,126            $5,499




                                                             2000                1999              1998
                                                           -------             -------            ------
               Earnings per share:
                    As reported
                      Basic                                $ 1.17               $ 0.66               $ 0.46
                      Diluted                              $ 1.05               $ 0.65               $ 0.46
                    Pro forma
                      Basic                                $ 1.00               $ 0.60               $ 0.42
                      Diluted                              $ 0.89               $ 0.60               $ 0.41

         Because additional stock options and stock purchase rights are expected to be granted each year and this pro forma presentation includes only the effect of options granted subsequent to December 31, 1994, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for future years.

NOTE 7 - INCOME TAXES:

         The provision for income taxes consists of the following (in thousands):


                                                             2000                1999              1998
                                                           -------             -------            ------
Current:
         Federal                                           $10,904              $4,264              $5,070
         State                                               2,422                 747                 790
         Foreign                                             1,990                 349                  17
                                                           -------              ------              ------
                                                            15,316               5,360               5,877
Deferred:
         Federal                                            (2,268)               (697)             (1,195)
         State                                                (510)                256                (282)
         Foreign                                               (58)                293                   -
                                                           -------              ------             -------
                                                           $12,480              $5,212             $ 4,400
                                                           =======              ======             =======

         Deferred tax assets (liabilities) comprise the following (in thousands):

                                                             2000                1999              1998
                                                           -------             -------            ------
        Bad debt, sales and warranty reserves              $ 4,151              $1,914             $1,598
        Inventory reserves and basis differences             2,342               1,860              2,347
        Compensation accruals and reserves                     305                 228                261
        State taxes, net of federal benefit                    409                 265                198
        Other                                                  688                 322                600
                                                           -------              ------             ------
             Gross deferred tax assets                       7,895               4,589              5,004
                                                           -------              ------             ------

        Basis differential in assets                             -                   -                (89)
        Unrealized foreign gain                               (275)               (298)                 -
        Depreciation                                          (564)                (71)              (843)
                                                           -------              ------             ------
             Gross deferred tax liabilities                   (839)               (369)              (932)
                                                           -------              ------             ------
             Net deferred tax asset                        $ 7,056              $4,220             $4,072
                                                           =======              ======             ======

         The net deferred tax asset represents temporary differences for future tax deductions which can generally be realized by carryback to taxable income in prior years. Net deferred tax assets are included in prepaid expenses and other assets at December 31, 2000, 1999 and 1998.

         The tax benefit associated with dispositions from employee stock plans for 2000 is approximately $1,900,000, which was recorded to additional paid-in capital and a reduction to taxes payable.

         A reconciliation of the Federal statutory tax rate to the effective tax rate follows:

                                                             2000                1999              1998
                                                           -------             -------            ------
Federal statutory rate                                      35.0%               35.0%              35.0%
State income taxes, net of Federal tax
    benefit and credits                                      4.2%                4.6%               4.1%
Foreign tax net of credits                                   0.2%                0.5%               0.0%
Other                                                        2.6%                2.3%               2.9%
                                                            -----               -----              -----
Total                                                       42.0%               42.4%              42.0%
                                                            =====               =====              =====



NOTE  8 - COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under cancelable and noncancelable operating lease agreements. The leases expire at various times through 2010 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

         The Company leases certain equipment under capitalized leases with such equipment amounting to $2,795,000 less accumulated depreciation of $120,000 at December 31, 2000. Amortization expense on assets subject to capitalized leases was $88,000 for the year ended December 31, 2000. The capitalized lease terms range from 32 months to 42 months.

         The following is a summary of commitments under non-cancelable leases:

                                                                       CAPITALIZED          OPERATING
                     YEAR ENDING DECEMBER 31,                             LEASES              LEASES
         -------------------------------------------------             -----------          ---------
                                                                               (in thousands)
         2001                                                             $  912             $ 5,356
         2002                                                                916               4,430
         2003                                                                617               2,753
         2004                                                                  -               2,101
         2005                                                                  -               1,349
         2006 and beyond                                                       -               1,615
                                                                          ------             -------
         Total minimum lease payments                                      2,445             $17,604
                                                                                             =======
         Less:  imputed interest                                            (323)
                                                                          ------
         Present value of minimum lease payments                          $2,122
                                                                          ======

         Total operating lease expense was $4,718,000, $2,797,000 and $2,920,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES:

         Glen E. Penisten, a director of the Company, is a director of Pinnacle Systems, Inc. ("Pinnacle") and Network Peripherals Inc., ("NPI"). Gordon A. Campbell, a director of the Company, is a director of 3Com Corporation ("3Com"). Sales to these parties and purchases of inventory from these parties for the three years ended December 31, 2000 and accounts receivable at December 31, 2000 and 1999 are summarized below:

                                                                   (In thousands)
                                                 ----------------------------------------------------
         SALES:                                       2000             1999               1998
                                                 ---------------  ----------------  -----------------
                                     Pinnacle        $3,345           $3,645             $9,590
                                     NPI                  -            1,446              8,241
                                     3Com                 -                -              1,528
         ACCOUNTS RECEIVABLE:

                                     Pinnacle           355                -                  -
         INVENTORY PURCHASED:

                                     Pinnacle           199            1,150              2,169
                                     NPI                  -                -                546
                                     3Com               364                -                  -


         The Company believes that terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

NOTE 10 - SALARY SAVINGS PLAN:

         The Company has a Section 401(k) Plan (the "Plan") which provides participating employees an opportunity to accumulate funds for retirement and hardship. Participants may contribute up to 15% of their eligible earnings to the Plan. The Company may elect to make matching contributions equal to a discretionary percentage of participants' contributions up to the statutory maximum of participants' eligible earnings. The Company has not made any contributions to the Plan.

NOTE 11 - GEOGRAPHIC INFORMATION:

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 57% and 82% of total sales for the years ended December 31, 2000 and 1999, respectively.

         Geographic information consists of the following:

                                                                                   (in thousands)
                                                                         ----------------------------------
                                                                            2000                    1999
                                                                         ----------              ----------
          Net sales:
              North America                                              $1,281,967              $  996,424
              Latin America                                                 231,915                  61,851
              Europe                                                        290,220                       -
                                                                         ----------              ----------
                  Total                                                  $1,804,102              $1,058,275
                                                                         ==========              ==========

         The following table presents long-lived assets located in the Company's country of domicile and located in all foreign countries.

                                                                                    December 31,
                                                                         ----------------------------------
                                                                            2000                    1999
                                                                         ----------              ----------
          Long -lived assets:
              United States                                              $   47,519              $   22,416
              United Kingdom                                                 49,758                       -
              Other foreign countries                                         2,316                   1,869
                                                                         ----------              ----------
                  Total                                                  $   99,593              $   24,285
                                                                         ==========              ==========


    ELECTED QUARTERLY FINANCIAL DATA FROM CONTINUING OPERATIONS (UNAUDITED):

                    (in thousands, except per share amounts)

                                                                       Quarter Ended
                               ----------------------------------------------------------------------------------------------
                                Mar. 31,     June 30,    Sept. 30,   Dec. 31,     Mar.      June 30,   Sept. 30,    Dec. 31,
                                  1999         1999        1999        1999     31, 2000      2000        2000        2000
                               -----------  ----------  ----------  ----------  ---------   ---------  ----------  ----------

Net sales..................... $ 219,599    $ 231,627   $283,359    $323,690    $ 366,270   $ 382,407  $ 511,007   $ 544,418
Cost of sales................    200,177      210,826    259,384     297,104      337,012     347,258    463,115     491,417
                               ---------    ---------   --------    --------    ---------   ---------  ---------   ---------
Gross profit.................     19,422       20,801     23,975      26,586       29,258      35,149     47,892      53,001
Selling, general and
  administrative expenses....     14,955       15,926     18,253      20,373       21,355      25,472     34,760      39,501
                               ---------    ---------   --------    --------    ---------   ---------  ---------   ---------
Income from continuing
  operations.................      4,467        4,875      5,722       6,213        7,903       9,677     13,132      13,500
Interest expense and other
  income.....................      1,224        1,198      1,553       1,791        2,369       2,826      4,019       5,919
                               ---------    ---------   --------    --------    ---------   ---------  ---------   ---------
Income from continuing
  operations before income
   taxes.....................      3,243        3,677      4,169       4,422        5,534       6,851      8,301       9,031
Provision for income
  taxes......................     (1,362)      (1,544)    (1,813)     (1,862)      (2,324)     (2,877)    (3,486)     (3,793)
                               ---------    ---------   --------    --------    ---------   ---------  ---------   ---------
Income from continuing
  operations.................  $   1,881    $   2,133   $  2,356    $  2,560    $   3,210   $   3,974      4,815       5,238
                               =========    =========   ========    ========    =========   =========  =========   =========

Earnings per share
  Basic......................  $    0.14    $    0.16   $   0.17    $   0.19    $    0.23   $    0.28  $    0.32   $    0.34
  Diluted....................  $    0.14    $    0.16   $   0.17    $   0.18    $    0.21   $    0.25  $    0.28   $    0.30
                               =========    =========   ========    ========    =========   =========  =========   =========
Shares used in per share
calculation
  Basic......................     13,398       13,418     13,644      13,794       13,964      14,267     14,856      15,604
                               =========    =========   ========    ========    =========   =========  =========   =========
  Diluted....................     13,515       13,473     13,817      13,934       14,981      15,752     17,275      17,652
                               =========    =========   ========    ========    =========   =========  =========   =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

          (b)       EXECUTIVE OFFICERS OF THE REGISTRANT

                    The following table and descriptions identify and set forth information regarding the Company's six executive officers:


                  Name                     Age                  Position
                  ----                     ---                  --------
W. Donald Bell..........................   63   President, Chief Executive Officer and
                                                Chairman of the Board

Remo E. Canessa.........................   43   Vice President of Finance and Chief Financial Officer

Brian J. Clark..........................   47   Executive Vice President of Industrial Sales

Gary Gammon.............................   36   Senior Vice President of Commercial Sales

Philip M. Roussey.......................   58   Executive Vice President of Computer Products Marketing

Robert J. Sturgeon......................   47   Vice President of Information Technology


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

                  Remo E. Canessa has been our Vice President of Finance and Chief Financial Officer since November 1998. From November 1993 to February 1998, Mr. Canessa was a part of our management team, serving first as Corporate Controller, then as Vice President of Finance and as our Acting Chief Financial Officer. From February 1998 to May 1998, Mr. Canessa was Vice President of Finance and Chief Financial Officer of Raster Graphics, Inc. From August 1998 to November 1998, Mr. Canessa was Vice President of Finance and Chief Financial Officer of Infoseek Corporation. Mr. Canessa has also held senior management positions at Ampex Corporation and Geoworks Corporation. Mr. Canessa is a Certified Public Accountant, and held various positions within Arthur Andersen LLP's audit and tax practices.

                  Brian J. Clark has been our Executive Vice President of Industrial Sales since September 1997. Mr. Clark was the Vice President of the Northern California Region of Arrow Electronics from January 1988 to June 1997. Mr. Clark also held senior management positions at Kierulff and Wyle Electronics prior to that. Mr. Clark has over 26 years in the electronics business.

                  Gary Gammon has been our Senior Vice President of Commercial Sales since June 1999. From 1994 to 1999, Mr. Gammon was Vice President of Sales for Gates/Arrow Distributing, a distributor of computer systems, peripherals and software. While at Gates/Arrow, Mr. Gammon also served as Vice President for the enterprise computing business and Vice President of technical sales. Prior to that time, Mr. Gammon was a sales executive with Data General.

                  Philip M. Roussey has been our Executive Vice President of Computer Products Marketing since March 1993. Prior to that time, Mr. Roussey was our Vice President of Marketing since our inception in 1987. Prior to joining Bell Microproducts, Mr. Roussey was Corporate Vice President of Marketing of Kierulff Electronics during 1987, and from 1982 to 1986, Mr. Roussey held the position of Vice President of Computer Products at Kierulff Electronics.

                  Robert J. Sturgeon has been our Vice President of Information Technology since July 2000. Prior to that time, Mr. Sturgeon was our Vice President of Operations since 1992. Mr. Sturgeon was formerly Director of Information Services for Disney Home Video from January 1991 to February 1992. Prior to that time, Mr. Sturgeon served as Management Information Services ("MIS") Director for Paramount Pictures' Home Video Division from June 1989 to January 1991 and as a Marketing Manager for MTI Systems, a division of Arrow Electronics Inc., from January 1988 to June 1989. Other positions Mr. Sturgeon has held include Executive Director of MIS for Ducommun where he was responsible for 10 divisions, including Kierulff Electronics.

     (c) Information concerning Compliance with Section 16(a) of the Securities Exchange Act of 1934 appears in the Company's Proxy Statement, under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation appears in the Company's Proxy Statement, under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement, under Item 1 "Election of Directors," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions appears in the Company's Proxy Statement, under Item 1 "Election of Directors," and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

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

                  II - Valuation and Qualifying Accounts and Reserves   page 40

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

         (3)      Exhibits - See Exhibit Index on page following signatures

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter ended December 31, 2000:

    1. Form 8-K/A filed October 17, 2000, filing under Item 7 the financial statements of an acquired business and pro forma financial information.

    2. Form 8-K filed October 19, 2000, reporting under Item 5 announcement of third quarter financial results.

    3. Form 8-K/A filed October 27, 2000, filing under Item 7 a Consent of Independent Auditors.

(c)      Exhibits.  See Item 14(a) above.

(d)      Financial Statements Schedules.  See Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2001.

                                      BELL MICROPRODUCTS INC.


                        By: /s/ Remo E. Canessa
                           -------------------------------------------------
                           Remo E. Canessa
                           Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                                         TITLE                                        DATE
-------------------------------     --------------------------------------------------------    ---------------------------
   /s/ W. Donald Bell               Chairman of the Board, President and Chief Executive         March 22, 2001
-------------------------------     Officer (Principal Executive Officer)
(W. Donald Bell)

   /s/ Remo E. Canessa              Vice President of Finance and Chief Financial Officer        March 22, 2001
 ------------------------------     (Principal Financial and Accounting Officer)
(Remo E. Canessa)

   /s/ Gordon A. Campbell           Director                                                     March 22, 2001
-------------------------------
(Gordon A. Campbell)

   /s/ Eugene Chaiken               Director                                                     March 22, 2001
-------------------------------
(Eugene Chaiken)

   /s/ Edward L. Gelbach            Director                                                     March 22, 2001
-------------------------------
(Edward L. Gelbach)

   /s/ James E. Ousley              Director                                                     March 22, 2001
-------------------------------
(James E. Ousley)

   /s/ Glenn E. Penisten            Director                                                     March 22, 2001
-------------------------------
(Glenn E. Penisten)


                                                                     SCHEDULE II

                             BELL MICROPRODUCTS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                                                Additions
                                      Balance at                               Charged to
                                     Beginning of                               Costs and          Deductions-          Balance at
   Year Ended December 31,              Period              Other(1)            Expenses           Write-offs         End of Period
-------------------------------    -----------------    -----------------    ----------------    ----------------     --------------
2000                                 $   4,986             $   1,991            $   9,958          $   (4,104)          $   12,831
1999                                     3,486                     -                6,896              (5,396)               4,986
1998                                     1,331                     -                4,630              (2,475)               3,486


(1) Balance consists of allowance for doubtful accounts related to the acquisitions of Ideal Hardware Limited and Rorke Data, Inc.

                               INDEX TO EXHIBITS

NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------
3.1      Amended and Restated Articles of Incorporation of Registrant -
         incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

3.2 Amended and Restated Bylaws of Registrant - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form
         S-1 (File No. 33-60954) filed on April 14, 1993 and which became effective on June 14, 1993.

4.1 Specimen Common Stock Certificate of the Registrant - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 33-60954) filed on April 14, 1993 and which became effective on June 14, 1993.

4.2 Amended and Restated Registration Rights Agreement dated June 11, 1992 between Registrant and certain investors named therein, as amended - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.

10.1* 1998 Stock Plan - incorporated by reference to exhibit filed with the Registrant's Report on Form S-8 (File No. 333-58053).

10.2* The form of Option Agreement used under the 1998 Stock Plan - incorporated by reference to exhibit filed with the Registrant's Report on Form S-8 (File No. 333-58053).

10.3 Employee Stock Purchase Plan, as amended through May 21, 1998 - incorporated by reference to exhibit filed with the Registrant's Report on Form S-8 (File No. 333-58053).

10.4     The form of Option Agreement used under the Employee Stock Purchase
         Plan - incorporated by reference to exhibit filed with the Registrant's
         Registration Statement on Form S-8 (File No. 33-83398).

10.5 Registrant's 401(k) Plan - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No.
         33-60954).

10.6     Lease dated March 17, 1992 for Registrant's facilities at 1941 Ringwood
         Avenue; Suite 100, San Jose, California - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1
         (File No. 33-60954).

10.7 Second Amendment to Third Amended and Restated Credit Agreement dated as of July 21, 1999 - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999.

10.8     Third Amended and Restated Credit Agreement dated as of November 12,
         1998, conformed to include the First Amendment thereto, effective May
         14, 1999 - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999.

10.9 Form of Indemnification Agreement - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1
         (File No. 33-60954).

10.10    IBM Authorized Distributor Agreement dated May 17, 1993 between IBM
         Corporation and Registrant - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No.
         33-60954).

10.11    Lease dated February 17, 1999 for Registrant's facilities at 4048
         Castle Avenue, New Castle, Delaware - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

10.12    Third Amendment and Restated Credit Agreement dated as of November 12,
         1998 by and among the Registrant, the Banks named therein and California Bank & Trust, as Agent for the Banks - incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on November 30, 1998, as amended on Form 8-K/A filed on December
         11, 1998.

10.13 Asset Purchase Agreement dated as of November 5, 1998 by and between the Company, Almo Corporation, Almo Distributing Pennsylvania, Inc.,
         Almo Distributing Maryland, Inc., Almo Distributing Minnesota, Inc.,
         Almo Distributing Wisconsin, Inc. and Almo Distributing, Inc. - incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on November 30, 1998, as amended on Form 8-K/A filed on December 11, 1998.

10.14    Fourth Amendment to Third Amended and Restated Credit Agreement dated
         December 8, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.

10.15    Fifth Amendment to Third Amended and Restated Credit Agreement dated
         December 31, 1999 by and among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.

10.16    Lease dated August 1, 1999 for Registrant's facilities at 1941 Ringwood
         Avenue, Suite 200, San Jose, California - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.

10.17    Asset Purchase Agreement between Bell Microproducts, Inc. and Pemstar
         Inc. April 30, 1999 - incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on June 23, 1999.

10.18    Amendment to Asset Purchase Agreement between Bell Microproducts, Inc.
         and Pemstar Inc. June 4, 1999 - incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on June 23, 1999.

10.19    Asset Purchase Agreement between Bell Microproducts - Future Tech,
         Inc., Future Tech International, Inc., Bell Microproducts, and Leonard
         Keller, dated May 14, 1999, as amended June 1, 1999 - incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on August 4, 1999.

10.20* Management Retention Agreements between the Registrant and the following executive officers of the Registrant: W. Donald Bell and Remo
         E. Canessa - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30,
         1999.

10.21    Waiver and Third Amendment to Third Amended and Restated Credit
         Agreement dated as of October 15, 1999 - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999.

10.22    Distribution Agreement dated as of January 11, 2000 between the
         Registrant and International Business Machines Corporation - incorporated by reference to exhibit filed with the Registrant's form
         10-Q/A for the quarter ended September 30, 1999.


10.23* Employment Agreement dated as of July 1, 1999 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer - incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on January 13, 2000.

10.24 Office and warehouse lease, dated March 21, 1991, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and
         Amendment No. 5 relating to Rorke Data facilities in Eden Prairie,
         Minnesota - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

10.25    Lease, dated June 16, 2000, relating to Bell Microproducts - Future
         Tech facilities in Miami, Florida - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

10.26*   Management Retention Agreement dated March 20, 2000, between the
         Company and Lawrence Leong - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June
         30, 2000.

10.27    Sixth Amendment to Third Amended and Restated Credit Agreement dated
         May 15, 2000 by among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

10.28    Seventh Amendment to Third Amended and Restated Credit Agreement dated
         June 22, 2000 by and among the Registrant, the Banks named therein and California Bank & Trust, as Agent for the Banks - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

10.29 Securities Purchase Agreement dated July 6, 2000 between the Registrant and The Retirement Systems of Alabama - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

10.30    Stock Purchase Agreement dated July 17, 2000 between the Registrant and
         Interx Media PLC - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30,
         2000.

10.31    Fourth Amended and Restated Credit Agreement dated as of October 10,
         2000, among Bell Microproducts, the listed financial institutions and California Bank & Trust, as agent - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

10.32* Management Retention Agreements between the Registrant and the following executive officers of the Registrant: Philip M. Roussey, Brian J. Clark, Gary Gammon and Robert J. Sturgeon.

10.33*   Employment Agreement dated as of October 18, 2000, between the
         Registrant and James E. Ousley.

21.1     Subsidiaries of the Registrant

23.1     Consent of PricewaterhouseCoopers LLP, independent accountants

24.1     Power of Attorney (Contained on Signature page of this Form 10-K).


---------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K.