Form 10-Q
period 2001-03-31
BELL MICROPRODUCTS INC
filed 2001-05-11
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

( MARK ONE )
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ____________

                         COMMISSION FILE NUMBER 0-21528

                             BELL MICROPRODUCTS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                        94-3057566
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                 95131-1721
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

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

      YES   [X]       NO   [ ]

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT
MAY 9, 2001:  15,878,798

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q


                                                                        Page
                                                                       Number
PART  I  -  FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Condensed Consolidated Balance Sheets - March
               31, 2001 and December 31, 2000                            3

               Condensed Consolidated Statements of Income -
               Three months ended March 31, 2001 and 2000                4

               Condensed Consolidated Statements of Cash
               Flows -  Three months ended March 31, 2001 and            5
               2000

               Notes to Condensed Consolidated Financial                 6
               Statements


      Item 2:  Management's Discussion and Analysis of Financial         9
               Condition and Results of Operations

      Item 3:  Quantitative and Qualitative Disclosure                  12
               about Market Risk

PART II  -  OTHER INFORMATION

      Item 6:  Exhibits and Reports                                     13

      Signatures                                                        14

      Exhibit Index                                                     15

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                       March 31,
                                                          2001      December 31,
                                                      (unaudited)      2000
                                                       ----------   ------------
ASSETS
Current assets:
   Cash                                                $    5,043    $    7,465
   Accounts receivable, net                               299,654       295,572
   Inventories                                            216,756       246,671
   Prepaid expenses and other current assets               11,709        11,906
                                                       ----------    ----------
            Total current assets                          533,162       561,614
Property and equipment, net                                44,641        44,436
Goodwill and other intangibles, net                        45,946        46,439
Deferred debt issuance costs and other assets               8,583         8,718
                                                       ----------    ----------
   Total assets                                        $  632,332    $  661,207
                                                       ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $  211,708    $  231,132
   Borrowings under lines of credit                        52,831        52,633
   Short-term note payable and current portion
       of long-term notes payable to RSA                   88,107        90,500
   Other accrued liabilities                               45,120        50,539
                                                       ----------    ----------
            Total current liabilities                     397,766       424,804
Borrowings under line of credit                               202           249
Long-term notes payable to RSA and mortgage
    payable                                               100,736       101,640
Other long-term liabilities                                 4,815         4,982
                                                       ----------    ----------
   Total liabilities                                      503,519       531,675
                                                       ----------    ----------
Commitments and contingencies
Shareholders' equity:
   Common Stock, $0.01 par value, 40,000
     shares authorized; 15,877 and 15,793
     issued and outstanding                                75,661        75,154
   Retained earnings                                       54,598        54,472
   Accumulated other comprehensive income                  (1,446)          (94)
                                                       ----------    ----------
      Total shareholders' equity                          128,813       129,532
                                                       ----------    ----------
   Total liabilities and shareholders' equity          $  632,332    $  661,207
                                                       ==========    ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                    ----------------------------
                                                    Three months ended March 31,
                                                       2001             2000
                                                    ---------        ----------
Net sales                                           $ 535,523        $ 366,270
Cost of sales                                         490,101          337,012
                                                    ---------        ---------
Gross profit                                           45,422           29,258

Selling, general and administrative expenses           39,626           21,355
                                                    ---------        ---------
Income from operations                                  5,796            7,903
Interest expense                                       (5,579)          (2,369)
                                                    ---------        ---------
Income before income taxes                                217            5,534
Provision for income taxes                                 91            2,324
                                                    ---------        ---------
Net income                                          $     126        $   3,210
                                                    =========        =========
Earnings per share
  Basic                                             $    0.01        $    0.23
                                                    =========        =========
  Diluted                                           $    0.01        $    0.21
                                                    =========        =========

Shares used in per share calculation
  Basic                                                15,842           13,964
                                                    =========        =========
  Diluted                                              17,417           14,981
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

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                             2001        2000
                                                           --------    --------
Cash flows from operating activities:
Income from operations:                                    $    126    $  3,210
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                              2,558         532
   Provision for bad debts                                    2,277       2,072
   Changes in assets and liabilities:
    Accounts receivable                                      (6,359)    (33,342)
    Inventories                                              29,915      25,422
    Prepaid expenses and deferred income taxes                  197        (967)
    Other assets                                                135         (68)
    Accounts payable                                        (19,424)     (2,032)
    Other accrued liabilities                                (5,573)      1,344
                                                           --------    --------
     Net cash provided by/(used in) operating activities      3,852      (3,829)
                                                           --------    --------

Cash flows from investing activities:
Acquisition of property, equipment and other, net            (3,903)     (1,534)
                                                           --------    --------
     Net cash used in investing activities                   (3,903)     (1,534)
                                                           --------    --------

Cash flows from financing activities:
Net borrowings under line of credit agreements                  151       9,300
Repayment of long-term notes payable to RSA                  (3,500)       --
Proceeds from issuance of Common Stock                          507       1,056
Net borrowings on other long term liabilities                   190       1,754
                                                           --------    --------
     Net cash (used in)/provided by financing activities     (2,652)     12,110
                                                           --------    --------
Effect of exchange rate changes on cash                         281         (20)
Net increase/(decrease) in cash                              (2,422)      6,727
Cash at beginning of period                                   7,465       5,103
                                                           --------    --------
Cash at end of period                                      $  5,043    $ 11,830
                                                           ========    ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                 $  8,261    $  3,128
  Income taxes                                             $  2,275    $    758


  The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

      The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. The operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. Prior year amounts have been reclassified to conform with current presentation.

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

      Ideal was acquired for a total purchase price of approximately $28.9 million which included cash paid of $19.9 million, UK tax liabilities assumed of $4.5 million, deferred purchase price payable of $3.0 million and estimated acquisition costs of $1.5 million. The deferred purchase price was paid on March 31, 2001.

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

      RDI was acquired for a total purchase price of approximately $7.0 million, which included cash of $4.1 million, the issuance of 269,418 shares of the Company's Common Stock and acquisition costs.

Note 3 - Earnings per Share:

      Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period resulting from stock options using the treasury stock method.

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

      Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         2001            2000
                                                       -------         -------
Net income                                             $   126         $ 3,210
                                                       =======         =======

Weighted average common shares outstanding (Basic)      15,842          13,964
Effect of dilutive options                               1,575           1,017
                                                       -------         -------
Weighted average common share outstanding (Diluted)     17,417          14,981
                                                       =======         =======

      In the three months ended March 31, 2001 and 2000, the numbers of common stock warrants and options excluded from diluted income per share calculations because they were antidilutive were 852,383 and 0, respectively.

Note 4 - Lines of Credit and Term Loan:

      On June 20, 2000, the Company entered into an agreement with Transamerica Commercial Finance Corporation to provide $15 million in short-term financing to the Company. The loan is secured by the Company's accounts receivable, has a maturity date of June 20, 2001, and bears interest at 10.5%. The loan does not require the Company to meet financial covenants. The loan balance outstanding at March 31, 2001 was $10 million.

      On July 6, 2000, the Company repaid in full its borrowings outstanding under the California Bank and Trust line of credit (the "CBT Facility"), and effective as of that date, the Company amended its agreement to decrease the size of the line of credit to $50 million provided solely by California Bank & Trust. At the Company's option, the borrowings under the amended line of credit bear interest at California Bank & Trust's prime rate (8.0% at March 31, 2001) or the adjusted LIBOR rate plus 1.75%. The balance outstanding on the revolving line of credit at March 31, 2001 was $6.4 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, payment of dividends, repurchases of stock, investments and covenants regarding profitability. The Company was in compliance with its bank covenants at March 31, 2001; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. The proceeds from the financing were used to repay in full $123.9 million outstanding at July 6, 2000 under the CBT Facility, $15 million of borrowings outstanding at July 6, 2000 from Transamerica Commercial Finance Corporation, and to finance the acquisition of Ideal. This subordinated debt financing is comprised of $80 million bearing interest at

9.125%, due June 30, 2001, and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest commencing December 31, 2000, and in semi-annual principal installments of $8.5 million commencing December 31, 2007. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, asset dispositions, payment of dividends, and repurchases of stock. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants at March 31, 2001; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

      On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited which is secured by substantially all of Ideal's accounts receivable, bears interest at NatWest's base rate plus 1.5 % and expires on June 26, 2001. This facility was increased to $60 million in October 2000. There are no financial covenant requirements. At March 31, 2001, approximately $29 million was outstanding under the NatWest borrowing facility. The acquisition of Ideal was funded through borrowings under the RSA facility.

      The Company is currently negotiating to refinance the $80 million RSA note payable maturing on June 30, 2001, the CBT Facility maturing May 31, 2001, the NatWest facility maturing on June 26, 2001 and to finance future growth. If the Company is unable to obtain this financing, the Company's financial condition and results of operations could be materially adversely affected.

      On October 16, 2000, the Company entered into a $13.3 million mortgage agreement with Lombard NatWest Limited related to the acquisition of a building for Ideal. The mortgage has a term of five years, bears interest at LIBOR plus 1.5%. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% for a two-year period.

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

      Comprehensive income/(loss) is as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        2001          2000
                                                      --------      --------
Net income                                            $    126      $  3,210

Other comprehensive loss:
    Foreign currency translation adjustments            (1,352)          (25)
                                                      --------      --------
Total comprehensive income/(loss)                     $ (1,226)     $  3,185
                                                      ========      ========

      Accumulated other comprehensive income/(loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

Note 7 - Recently Issued Accounting Statements

      Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS 133 on January 1 did not have a material effect on the Company's financial position or results of operation.

Note 8 - Geographic Information

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 41% and 84% of total sales for the three months ended March 31, 2001 and 2000, respectively.

                                                        (In thousands)
                                                  Three Months Ended March 31,
                                                  ----------------------------
Geographic information consists of the following:     2001            2000
                                                  ----------       -----------
Net sales:
    North America                                  $ 276,755       $  307,288
    Latin America                                     68,684           58,982
    Europe                                           190,084              --
                                                  ----------       -----------
        Total                                      $ 535,523       $  366,270
                                                  ==========       ===========

                                                           March 31,
                                                  ----------------------------
                                                      2001             2000
                                                  ----------       -----------
Long-lived assets:
    United States                                  $  49,792       $   25,330
    United Kingdom                                    49,029              --
    Other foreign countries                              349               20
                                                  ----------       -----------
         Total                                     $  99,170       $   25,350
                                                  ==========       ===========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. This forward-looking information generally relates to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, ability to negotiate a new senior credit facility, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2000. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      Sales were $535.5 million for the quarter ended March 31, 2001, compared to sales of $366.3 million for the quarter ended March 31, 2000, which represented an increase of $169.2 million, or 46%. The increase in sales was primarily attributable to the expansion of the customer base related to the acquisitions of Ideal Hardware Limited ("Ideal") in August 2000, and Rorke Data, Inc. ("RDI"), acquired in May 2000, offset by a decrease in sales in the U.S.

      The Company's gross profit for the quarter ended March 31, 2001 was $45.4 million compared to $29.3 million for the quarter ended March 31, 2000, which represented an increase of $16.1 million, or 55%. The increase in the dollar amount of gross profit was primarily the result the acquisitions of Ideal and RDI. As a percentage of sales, overall gross margins were 8.5% compared to 8.0% in the same period last year. The favorable gross margin percentage increase was primarily due to customer and product mix in North America and the acquisition of RDI, partially offset by lower gross margin percentages for Ideal and FTI.

      Selling, general and administrative expenses increased to $39.6 million for the quarter ended March 31, 2001 from $21.4 million for the quarter ended March 31, 2000, an increase of $18.2 million, or 85%. As a percentage of sales, selling, general and administrative expenses increased in the first quarter of 2001 to 7.4% from 5.8% in the first quarter of 2000. The increase in expenses was attributable to the acquisitions of Ideal and RDI, investments in strategic programs and the Company's continuing effort to expand its sales and marketing organization and strengthen its financial and administrative support.

      Interest expense was $5.6 million for the quarter ended March 31, 2001 as compared to $2.4 million in the same period last year. This increase was primarily due to increased overall borrowings during the quarter for worldwide working capital purposes and cash payments for the acquisitions of Ideal and RDI. Interest rates on combined borrowings were also higher during the first quarter of 2001 compared to the same quarter last year.

      The effective income tax rate was 42.0% for the quarters ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

      Net cash provided by operating activities for the three months ended March 31, 2001, was $3.9 million. The Company's inventories decreased as of March 31, 2001 to $216.8 million from $246.7 million as of December 31, 2000, primarily as a result of reduced inventory purchases and receipts. The Company's accounts payable decreased to $211.7 million as of March 31, 2001 from $231.1 million as of December 31, 2000. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

      On June 20, 2000, the Company entered into an agreement with Transamerica Commercial Finance Corporation to provide up to $15 million in short-term financing to the Company. The loan is secured by the Company's accounts receivable, has a maturity date of June 20, 2001, and bears interest at 10.5%. The loan does not require the Company to meet financial covenants. The loan balance outstanding at March 31, 2001 was $10 million.

      On July 6, 2000, the Company repaid in full its borrowings outstanding under the California Bank & Trust line of credit (the "CBT Facility"), and effective as of that date, the Company amended its agreement to decrease the size of the line of credit to $50 million provided solely by California Bank & Trust. At the Company's option, the borrowings under the amended line of credit bear interest at California Bank & Trust's prime rate (8.0% at March 31, 2001), or the adjusted LIBOR rate plus 1.75%. The line of credit expires on May 31, 2001. The balance outstanding on the revolving line of credit at March 31, 2001 was $6.4 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants on a quarterly basis, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, payment of dividends, repurchase of stock, and investments and covenants regarding profitability. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company was in compliance with its bank covenants at March 31, 2001; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. The proceeds from the financing were used to repay in full $123.9 million outstanding at July 6, 2000 under the CBT Facility, $15 million of borrowings outstanding at July 6, 2000 from Transamerica Commercial Finance Corporation, and to finance the acquisition of Ideal. This subordinated debt financing is comprised of $80 million bearing interest at 9.125%, due June 30, 2001, and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

      On August 3, 2000, the Company acquired Ideal Hardware Limited ("Ideal"), for a combination of cash, assumption of liabilities and notes payable totaling approximately $28.9 million, including acquisition costs. Liabilities assumed included a $43 million borrowing facility with Lombard NatWest Limited (the "NatWest" facility) which is secured by substantially all of Ideal's accounts receivable, bears interest at NatWest's base rate plus 1.5% and expires on June 26, 2001. This facility was increased to $60 million in October 2000. There are no financial covenant requirements. At March 31, 2000, approximately $29 million was outstanding under the NatWest borrowing facility. The acquisition of Ideal was funded through borrowings under the RSA facility.

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

      The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company is focused on improving its capital structure and addressing its financing needs. The Company is currently in negotiations with a financial institution to obtain additional borrowing capacity in an amount up to $175 million to refinance the $80 million RSA note payable maturing June 30, 2001 and the CBT Facility maturing May 31, 2001 and to finance future growth. The Company also expects to refinance our NatWest facility that matures on June 26, 2001. The Company believes these facilities will be sufficient to conduct its current operations for the next 12 months. If the Company is unable to obtain these financing facilities, the Company's financial condition and results of operations could be materially adversely affected.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Effective July 6, 2000, the Company borrowed $100 million at a fixed interest rate of 9% per annum; the borrowing is payable over ten years. An additional $80 million, payable June 30, 2001, was borrowed at a fixed rate of 9.125% but will need to be paid and/or refinanced at or before its due date, and any such refinancing may be at a different interest rate, including a fluctuating rate. Upon the acquisition of Ideal, the Company assumed Ideal's Lombard NatWest borrowing facility. Borrowings under this line averaged $38 million for the quarter ended March 31, 2001. In addition, the Company entered into a $13.3 million variable rate mortgage with NatWest and also entered into an interest rate swap agreement that fixed the interest on the mortgage at 7.42% for a two-year period. Average borrowings outstanding on the variable rate credit facility with California Bank and Trust were $6 million for the quarter ended March 31, 2001. The CBT Facility and the NatWest Facility have interest rates that are based on associated rates such as LIBOR and base or prime rates that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. Assuming refinancing of the Company's short-term borrowing and based on actual borrowings under the CBT Facility and NatWest Facility, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.2 million.

      A substantial part of the Company's revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency remeasurement loss of $167,000 during the quarter ended March 31, 2001. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. The Company is likely to be subject to increased foreign currency transactions and associated risks of depreciation of value and volatility of cashflows following the acquisitions of Ideal, RDI, FTI and Tenex Data. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

PART II - OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS

                (a)   Exhibits:

                        See Exhibit Index on page following Signatures.

                Reports on Form 8-K:

                None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      March 11, 2001


                              BELL MICROPRODUCTS INC.

                              BY:   BENEDICTUS BORSBOOM
                                 ---------------------------------------
                              EXECUTIVE VICE PRESIDENT OF FINANCE
                              AND M&A
                              (PRINCIPAL FINANCIAL OFFICER)


                              BY:   REMO E. CANESSA
                                 ---------------------------------------
                              VICE PRESIDENT OF FINANCE,
                              CHIEF FINANCIAL OFFICER
                              (PRINCIPAL  ACCOUNTING OFFICER)

                             BELL MICROPRODUCTS INC.

                                  EXHIBIT INDEX

                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 2001



Exhibit Number     Description

    10.1 Amendment dated October 19, 2000, to Employment Agreement between the Company and W. Donald Bell dated July 1, 1999