Form 10-Q
period 2001-06-30
BELL MICROPRODUCTS INC
filed 2001-08-14
CIK 900708

                                                            No. pages 16
                                                            Index exhibit pg. 17

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

   (MARK ONE)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:     JUNE 30, 2001

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________  TO  ____________

      COMMISSION FILE NUMBER    0-21528

                        BELL MICROPRODUCTS INC.
______________________________________________________________________
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      CALIFORNIA                                     94-3057566
________________________________               __________________________
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                      95131-1721
_______________________________________________________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

  (408) 451-9400
_______________________________________________________________________________
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    N/A
________________________________________________________________________________
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
 REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

      YES   X          NO
         _______           _______

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT AUGUST 9, 2001:
16,761,109

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                    Page
PART  I  -  FINANCIAL INFORMATION                                  Number
---------------------------------                                  ------
       Item 1: Financial Statements

                  Condensed Consolidated Balance Sheets - June
                  30, 2001 and December 31, 2000                     3

                  Condensed Consolidated Statements of Income -
                  Three months and six months ended June 30,         4
                  2001 and 2000

                  Condensed Consolidated Statements of Cash
                  Flows -  Six months ended June 30, 2001 and        5
                  2000

                  Notes to Condensed Consolidated Financial          6
                  Statements


      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations        10


      Item 3:  Quantitative and Qualitative Disclosure about
               Market Risk                                          14


PART II  -  OTHER INFORMATION

      Item 2:  Changes in Securities and Use of Proceeds            15

      Item 4:  Submission of Matters to a Vote of
               Security Holders                                     15


      Item 6:  Exhibits and Reports                                 15

      Signatures                                                    16

      Exhibit Index                                                 17

Part I - FINANCIAL INFORMATION
     ITEM 1: FINANCIAL STATEMENTS

                       Bell Microproducts Inc.
                    Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                           June 30,
                                                              2001         December 31,
                                                          (unaudited)          2000
                                                           ---------         ---------
ASSETS

Current assets:
   Cash                                                    $   1,808         $   7,465
   Accounts receivable, net                                  268,012           295,572
   Inventories, net                                          206,938           246,671
   Prepaid expenses and other current assets                  19,708            11,906
                                                           ---------         ---------
            Total current assets                             496,466           561,614
Property and equipment, net                                   48,443            44,436
Goodwill and other intangibles, net                           56,040            46,439
Deferred debt issuance costs and other assets                  8,306             8,718
                                                           ---------         ---------
   Total assets                                            $ 609,255         $ 661,207
                                                           =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $ 183,094         $ 231,132
   Borrowings under lines of credit                           46,807            52,633
   Short-term note payable and current
   portion of long-term notes payable                         11,711            90,500
   Other accrued liabilities                                  44,546            50,539
                                                           ---------         ---------
            Total current liabilities                        286,158           424,804

Borrowings under line of credit                               87,185               249
Long-term notes payable to RSA and
mortgage payable                                              99,465           101,640
Other long-term liabilities                                    5,450             4,982
                                                           ---------         ---------
   Total liabilities                                         478,258           531,675
                                                           ---------         ---------

Commitments and contingencies Shareholders' equity:

   Common Stock, $0.01 par value, 40,000
     shares authorized; 16,760 and 15,793
     issued and outstanding                                   85,525            75,154
   Retained earnings                                          46,925            54,472
   Accumulated other comprehensive income                     (1,453)              (94)
                                                           ---------         ---------
      Total shareholders' equity                             130,997           129,532
                                                           =========         =========

   Total liabilities and shareholders'
   equity                                                  $ 609,255         $ 661,207
                                                           =========         =========


                          The accompanying notes are an
      integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                 Three months ended                    Six months ended
                                                        June 30,                           June 30,
                                                 2001             2000               2001             2000
                                              ---------         ---------         ---------         ---------
Net sales                                     $ 455,686         $ 382,407         $ 991,209         $ 748,677
Cost of sales                                   422,826           347,258           912,927           684,270
                                              ---------         ---------         ---------         ---------
Gross profit                                     32,860            35,149            78,282            64,407

Operating expenses:
   Selling, general and administrative
   expenses                                      39,018            25,472            78,644            46,827
   Restructuring costs                            1,540              --               1,540              --
                                              ---------         ---------         ---------         ---------
Total operating expenses                         40,558            25,472            80,184            46,827

Income/(loss) from operations                    (7,698)            9,677            (1,902)           17,580
Interest expense                                 (5,098)           (2,826)          (10,677)           (5,195)
                                              ---------         ---------         ---------         ---------

Income/(loss) before income taxes               (12,796)            6,851           (12,579)           12,385
Income tax (benefit)/provision                   (5,123)            2,877            (5,032)            5,201
                                              ---------         ---------         ---------         ---------
Net income/(loss)                             $  (7,673)        $   3,974         $  (7,547)        $   7,184
                                              =========         =========         =========         =========

Earnings/(loss) per share

    Basic                                     $   (0.47)        $    0.28         $   (0.47)        $    0.51
                                              =========         =========         =========         =========
    Diluted                                   $   (0.47)        $    0.25         $   (0.47)        $    0.47
                                              =========         =========         =========         =========

Shares used in per share calculation
    Basic                                        16,173            14,267            16,008            14,115
                                              =========         =========         =========         =========
    Diluted                                      16,173            15,752            16,008            15,366
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

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                            Six months ended June 30,
                                                            -------------------------
                                                              2001             2000
                                                              ----             ----
Cash flows from operating activities:
Income/(loss) from operations:                             $ (7,547)        $  7,184
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                          5,360            1,690
       Provision for bad debts                                5,827            3,893
       Changes in assets and liabilities:
         Accounts receivable                                 27,869          (45,066)
         Inventories                                         47,856            5,493
         Prepaid expenses and deferred income taxes          (7,794)          (1,040)
         Other assets                                           412                4
         Accounts payable                                   (57,078)          (1,061)
         Other accrued liabilities                           (6,989)          (2,236)
                                                           --------         --------
           Net cash provided by/(used in) operating
           activities                                         7,916          (31,139)
                                                           --------         --------

Cash flows from investing activities:
Acquisition of property, equipment and other, net            (9,372)          (5,042)
Acquisition of new businesses                                (3,313)          (4,679)
                                                           --------         --------
           Net cash used in investing activities            (12,685)          (9,721)
                                                           --------         --------

Cash flows from financing activities:
Net borrowings under line of credit agreements               78,533           32,899
Repayment of long-term notes payable to RSA                 (83,500)            --
Proceeds from issuance of Common Stock                        2,094            1,876
Net borrowings on other long term liabilities                 1,971            2,067
                                                           --------         --------
           Net cash (used in)/provided by financing
           activities                                          (902)          36,842
                                                           --------         --------

Effect of exchange rate changes on cash                          14             (389)
Net decrease in cash                                         (5,657)          (4,407)
Cash at beginning of period                                   7,465            5,103
                                                           --------         --------
Cash at end of period                                      $  1,808         $    696
                                                           ========         ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                           $ 12,217         $  6,197
        Income taxes                                       $  3,362         $  4,701
Supplemental non-cash financing activities:
  Common Stock issued for acquisition (Note 2)             $  8,277         $  2,508




                          The accompanying notes are an
      integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. The operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

Note 2 - Acquisitions:

      All acquisitions below have been accounted for using the purchase method. Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

Touch The Progress Group BV Acquisition

      On May 22, 2001, the Company acquired all the capital stock of Touch The Progress Group BV ("TTPG"), a privately held company headquartered in the Netherlands, with offices in Belgium, Germany and Austria. TTPG designs, manufactures, markets and supports high performance and tailor made storage solutions, critical to success in high availability midrange and high-end enterprise computing environments.

      TTPG was acquired for a total purchase price of approximately $10.5 million which included cash of $2.5 million, the issuance of 560,000 shares of the Company's Common Stock that include a certain share price guarantee and acquisition costs. Management is currently finalizing the valuation of assets acquired and liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price to acquired assets and assumed liabilities based on management estimates are as follows (in thousands):

                    Cash                                       $    981
                    Accounts receivable                           5,285
                    Inventories                                   7,398
                    Equipment and other assets                      632
                    Goodwill                                      9,063
                    Accounts payable                             (8,606)
                    Other accrued liabilities                    (3,206)
                    Notes payable                                  (998)
                                                               ========
                    Total consideration                        $ 10,549
                                                               ========

      Results of operations of TTPG were not material to the Company.

Forefront Graphics Corporation Acquisition

      On May 24, 2001, the Company acquired all the capital stock of Forefront Graphics ("FFG"), a privately held company headquartered in Toronto, Canada with offices in Ottawa, Montreal, Calgary and Vancouver. Forefront is a leading distributor of high performance computer graphics, digital audio and video, storage and multimedia products to both the computer reseller and the video production reseller marketplaces.

      FFG was acquired for a total purchase price of approximately $2.0 million which included cash of $1.1 million, the issuance of 60,324 shares of the Company's Common Stock and acquisition costs. The Company is obligated to pay up to an additional $325,000 in cash within three years of the closing date as a contingent incentive payment to be based upon earnings achieved during certain periods, up to March 31, 2003. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):



                    Accounts receivable               $ 1,069
                    Inventories                         1,033
                    Equipment and other assets             42
                    Goodwill and other intangibles      1,348
                    Accounts payable                     (775)
                    Other accrued liabilities            (401)
                    Notes payable                        (294)
                                                      -------
                    Total consideration               $ 2,022
                                                      =======

      Results of operations of FFG were not material to the Company.

Note 3 - Earnings/(loss) per Share:

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

      Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):


                                          Three Months Ended                Six Months Ended
                                              June 30,                          June 30,
                                       ----------------------            ---------------------
                                        2001             2000            2001             2000
                                        ----             ----            ----             ----
Net income/(loss)                     $ (7,673)        $  3,974        $ (7,547)        $  7,184
                                      ========         ========        ========         ========
Weighted average common shares
  outstanding (Basic)                   16,173           14,267          16,008           14,115

Effect of dilutive options                --              1,485            --              1,251
                                      --------         --------        --------         --------
Weighted average common shares
  outstanding (Diluted)                 16,173           15,752          16,008           15,366
                                      ========         ========        ========         ========

      For the three months ended June 30, 2001, all outstanding options to purchase 4,781,608 shares of common stock were excluded from the computation of diluted net loss per share because they were antidilutive. For the three months ended June 30, 2000, options to purchase 55,500 shares of common stock were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price of the common shares.

Note 4 - Restructuring Charges and Other Provisions:

      In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing certain non-strategic product lines.

      The Company accrued a restructuring charge of $1.5 million. The restructuring charge consisted primarily of severance and benefits of $1.3 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future obligations for non-cancelable lease payments for excess facilities.

      The Company also recorded a provision for inventory of $8.2 million related to additional excess inventory and a $300,000 provision included in selling, general and administrative expenses. The additional provisions largely resulted from the decision to discontinue certain product lines and the impact of current market conditions.

Note 5 - Lines of Credit:

      On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union facility refinanced the Company's credit facility with California Bank & Trust, scheduled to mature May 31, 2001, and the $80 million short-term loan with the RSA, scheduled to mature June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the three month period ended June 30, 2001, was 7%, and the balance outstanding at June 30, 2001 was $87 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at June 30, 2001; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited which is secured by substantially all of Ideal's accounts receivable and bears interest at NatWest's base rate plus 1.5%. This facility was increased to $60 million in October 2000, and as of June 2001 the NatWest borrowing arrangement will continue indefinitely until terminated by either party. There are no financial covenant requirements. At June 30, 2001, approximately $36 million was outstanding under the NatWest borrowing facility.

Note 6 - Commitments and Contingencies:

      The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 7 - Comprehensive Income:

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

      Comprehensive income/(loss) is as follows (in thousands):

                                  Three Months Ended              Six Months Ended
                                        June 30,                        June 30,
                               -----------------------         -----------------------
                                 2001            2000            2001            2000
                                 ----            ----            ----            ----
Net income/(loss)              $(7,673)        $ 3,974         $(7,547)        $ 7,184
Other comprehensive
income/(loss):
    Foreign currency
translation adjustments             (7)           (383)         (1,359)           (408)
                               -------         -------         -------         -------
Total comprehensive
income/(loss)                  $(7,680)        $ 3,591         $(8,906)        $ 6,776
                               =======         =======         =======         =======


      Accumulated other comprehensive income/(loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

Note 8 - Recently Issued Accounting Statements:

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001 and the Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. During the quarter ended June 30, 2001, amortization of goodwill and intangibles totaled $747,000.

Note 9 - Geographic Information:

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 45% and 76% of total sales for the six months ended June 30, 2001 and 2000, respectively.

                                                                                             (In thousands)
                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
Geographic information consists of the following:                                          2001           2000
                                                                                          --------        --------
Net sales:
    North America                                                                         $499,935        $616,652
    Latin America                                                                          130,684         129,784
    Europe                                                                                 360,590           2,241
                                                                                          --------        --------
        Total                                                                             $991,209        $748,677
                                                                                          ========        ========

                                                                                                  June 30,
                                                                                          ------------------------
Long-lived assets:                                                                          2001            2000
                                                                                          --------        --------
    United States                                                                         $ 49,615        $ 35,179
    United Kingdom                                                                          59,162            --
    Other foreign countries                                                                  4,012           2,513
                                                                                          --------        --------
         Total                                                                            $112,789        $ 37,692
                                                                                          ========        ========

Note 10 - Derivative Financial Instruments:

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of the Company's derivative financial instruments are recorded at their fair value in other current assets or accounts payable and accrued expenses. The transition adjustment upon adoption of SFAS 133 was not material.

      The Company generates a substantial portion of its revenues in international markets, which subjects its operations and cash flows to the exposure of currency exchange fluctuations. The Company seeks to minimize the risk associated with currency exchange fluctuations by entering into forward exchange contracts to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. This forward-looking information generally relates to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, ability to negotiate credit facilities, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2000. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      Sales were $455.7 million for the quarter ended June 30, 2001, compared to sales of $382.4 million for the quarter ended June 30, 2000, which represented an increase of $73.3 million, or 19%. The increase in sales was primarily attributable to the expansion of the customer base related to the acquisitions of Touch The Progress Group BV ("TTPG") in May 2001, Ideal Hardware Limited ("Ideal") in August 2000, and Rorke Data, Inc. ("RDI"), acquired in May 2000, offset by a decrease in sales in the Americas.

      The Company's gross profit for the quarter ended June 30, 2001 was $32.9 million compared to $35.1 million for the quarter ended June 30, 2000, which represented a decrease of $2.2 million, or 6%. The decrease in the dollar amount of gross profit was primarily the result of an inventory charge of $8.2 million related to the Company's decision to reposition its product offerings and discontinue certain non-strategic product lines, as discussed below. Excluding the non-recurring inventory charge, gross profit increased to $41.1 million compared to $35.1 million for the quarter ended June 30, 2000, an increase of $6.0 million, or 17%. Excluding the non-recurring inventory charge, the overall gross margin was 9.0% compared to 9.2% in the same period last year. The decrease in gross margin percentage was primarily due to lower gross margin percentages for Ideal.

      Selling, general and administrative expenses increased to $39.0 million for the quarter ended June 30, 2001 from $25.5 million for the quarter ended June 30, 2000, an increase of $13.5 million, or 53%. As a percentage of sales, selling, general and administrative expenses increased in the first quarter of 2001 to 8.6% from 6.6% in the first quarter of 2000. The increase in expenses was primarily attributable to the acquisitions of Ideal and RDI, investments in strategic programs and increases to bad debt expense due to increased sales volumes and changing market conditions.

      Interest expense was $5.1 million for the quarter ended June 30, 2001 as compared to $2.8 million in the same period last year. This increase was primarily due to increased overall borrowings during the quarter for worldwide working capital purposes and cash payments for the acquisitions of Ideal, RDI, TTPG and (Forefront Graphics Corporation ("FFG"). Interest rates on combined borrowings were also higher during the second quarter of 2001 compared to the same quarter last year.

      The effective income tax rate decreased to 40.0% for the quarter ended June 30, 2001, as compared to 42.0% for the quarter ended June 30, 2000.

Restructuring Plan

      In response to the continuing economic slowdown, the Company implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing certain non-strategic product lines. The Company accrued a restructuring charge of $1.5 million consisting primarily of severance and benefits of $1.3 million related to involuntary employee terminations and lease costs of $238,000 pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Minnesota that were vacated due to the reductions in workforce.

      The Company also recorded a provision for inventory of $8.2 million related to additional excess inventory and a $300,000 provision included in selling, general and administrative expenses. The additional provisions resulted from the decision to discontinue certain product lines and the impact of current market conditions.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      Sales were $991.2 million for the six months ended June 30, 2001, compared to sales of $748.7 million for the six months ended June 30, 2000, which represented an increase of $242.5 million, or 32%. The increase in sales was primarily attributable to the increase in the customer base related to the acquisitions of Ideal, RDI and TTPG, offset by a decrease in sales in the Americas.

      The Company's gross profit for the six months ended June 30, 2001 was $78.3 million compared to $64.4 million for the six months ended June 30, 2000, which represented an increase of $13.9 million, or 22%. The increase in the dollar amount of gross profit was primarily the result of the acquisitions of Ideal and RDI offset by an inventory charge of $8.2 million related to the Company's decision to reposition its product offerings and discontinue certain non-strategic product lines, as discussed below. Excluding the non-recurring inventory charge, gross profit increased to $86.5 million compared to $64.4 million for the six months ended June 30, 2001, an increase of $22.1 million, or 34%. Excluding the non-recurring inventory charge, the overall gross margin was consistent at 8.7% compared to 8.6% in the same period last year.

      Selling, general and administrative expenses increased to $78.6 million for the six months ended June 30, 2001 from $46.8 million for the six months ended June 30, 2000, an increase of $31.8 million, or 68%. As a percentage of sales, selling, general and administrative expenses increased in the first six months of 2001 to 7.9% from 6.3% in the first six months of 2000. The increase in expenses was primarily attributable to the acquisitions of Ideal and RDI, investments in strategic programs and increases to bad debt expense due to increased sales volumes and changing market conditions.

            Interest expense was $10.7 million in the six months ended June 30, 2001 as compared to $5.2 million in the same period last year. This increase was primarily due to increased overall borrowings during the quarter for worldwide working capital purposes and cash payments for the acquisitions of Ideal, RDI, TTPG and FFG. Interest rates on combined borrowings were also higher during the first six months of 2001 compared to the same period last year.

      The effective income tax rate decreased to 40.0% for the six months ended June 30, 2001, as compared to 42.0% for the six months ended June 30, 2000.

Restructuring Plan

      In response to the continuing economic slowdown, the Company implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing certain non-strategic product lines. The Company accrued a restructuring charge of $1.5 million consisting primarily of severance and benefits of $1.3 million related to involuntary employee terminations and lease costs of $238,000 pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Minnesota that were vacated due to the reductions in workforce.

      In the second quarter of 2001, the Company also recorded a provision for inventory of $8.2 million related to additional excess inventory and a $300,000 provision included in selling, general and administrative expenses. The additional provisions resulted from the decision to discontinue certain product lines and the impact of current market conditions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

      Net cash provided by operating activities for the three months ended June 30, 2001, was $7.9 million. The Company's inventories decreased as of June 30, 2001 to $206.9 million from $246.7 million as of December 31, 2000, and the Company's accounts payable decreased to $183.1 million as of June 30, 2001 from $231.1 million as of December 31, 2000. The decreases in inventories and accounts payable are primarily a result of reduced inventory purchases. The Company's accounts receivable decreased as of June 30, 2001 to $268.0 million from $295.6 million primarily as a result of decreased sales volume as compared to fourth quarter levels. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

      On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union facility refinanced The Company's credit facility with California Bank & Trust, scheduled to mature May 31, 2001, and the $80 million short-term loan with the RSA, scheduled to mature June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the three month period ended June 30, 2001, was 7%, and the balance outstanding at June 30, 2001 was $87 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at June 30, 2001; however, there can be no assurance that the Company will be in compliance with its bank covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On October 16, 2000, the Company entered into a $13.3 million mortgage agreement with Lombard NatWest Limited related to the acquisition of a building for Ideal. The mortgage has a term of five years and bears interest at LIBOR plus 1.5%. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% for a two-year period.

      On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited which is secured by substantially all of Ideal's accounts receivable and bears interest at NatWest's base rate plus 1.5%. This facility was increased to $60 million in October 2000, and as of June 2001 the NatWest borrowing arrangement will continue indefinitely until terminated by either party. There are no financial covenant requirements. At June 30, 2001, approximately $36 million was outstanding under the NatWest borrowing facility.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. On May 14, the Company repaid in full, the $80 million term loan portion of the debt financing, scheduled to mature June 30, 2001. The $100 million subordinated debt financing bears interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest commencing December 31, 2000, and in semi-annual principal installments of $8.5 million commencing December 31, 2007. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, asset dispositions, payment of dividends, and repurchases of stock. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants at June 30, 2001; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

      The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company believes these facilities will be sufficient to conduct its current operations for the next 12 months.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. Average borrowings outstanding on the variable rate credit facilities with First Union National Bank and California Bank & Trust were $85 million for the quarter ended June 30, 2001 and average borrowings under Ideal's borrowing facility with Lombard NatWest were $39 million for the quarter ended June 30, 2001. The First Union facility, the CBT Facility and the NatWest Facility have interest rates that are based on associated rates such as Eurodollar, LIBOR and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the quarter under the First Union facility, the CBT Facility and NatWest Facility, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.2 million.

      The Company purchases forward exchange contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended June 30, 2001.

PART II  -  OTHER INFORMATION

Item 2:     Changes in Securities and Use of Proceeds

            In May 2001 the Registrant issued an aggregate of 560,000 shares of Common Stock to two Netherlands entities in consideration of the acquisition of all of the capital stock of Touch The Progress Group BV. The Registrant relied on the exemption from registration provided by Regulation S under the Securities Act of 1933. The certificates representing the shares contain a restrictive securities legend and stock transfer restrictions were contained in the acquisition agreement among the parties.

            In May 2001 the Registrant issued an aggregate of 60,324 shares of Common Stock to two individuals resident in Canada in consideration of the acquisition of all of the capital stock of Forefront Graphics Corporation. The Registrant relied on the exemption from registration provided by Regulation S under the Securities Act of 1933. The certificates representing the shares contain a restrictive securities legend and stock transfer restrictions were contained in the acquisition agreement among the parties.

Item 4:     Submission of Matters to a Vote of Security

      Registrant held its Annual Meeting of Shareholders on May 10, 2001.

      At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                For             Against         Withheld         Nonvotes
                          ----------         -----------       ----------      ----------
W. Donald Bell            12,259,214              --           1,850,144              --
Gordon A. Campbell        14,002,613              --             106,745              --
Glenn E. Penisten         14,002,583              --             106,775              --
Edward L. Gelbach         14,037,231              --              72,127              --
James Ousley              12,240,373              --           1,868,985              --
Eugene B. Chaiken         14,036,481              --              72,877              --

2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending December 31, 2001.

                                For             Against         Withheld         Nonvotes
                          ----------         -----------       ----------      ----------
                          13,971,691            130,475           7,192             --


Item 6:       Exhibits and Reports

(a)   Exhibits:

      See Exhibit Index on page following Signatures.

Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      August 14, 2001

                              BELL MICROPRODUCTS INC.

                              BY:   BENEDICTUS BORSBOOM
                                 ---------------------------------
                              EXECUTIVE VICE PRESIDENT AND CFO
                              (PRINCIPAL FINANCIAL OFFICER)

                             BELL MICROPRODUCTS INC.

                                  EXHIBIT INDEX

                                    Form 10-Q
                                       for

                           Quarter Ended June 30, 2001



Exhibit Number          Description
--------------          -----------
10.1                    First Union National Bank Loan and Security Agreement dated May 14, 2001