Form 10-Q
period 2001-09-30
BELL MICROPRODUCTS INC
filed 2001-11-14
CIK 900708

                                                          No. pages 17
                                                                    --
                                                          Index exhibit pg. None
                                                                            ----


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         (Mark one)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 2001
                                            ------------------
                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        --------------      ------------
         Commission file number       0-21528
                                      -------

                            Bell Microproducts Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                                             94-3057566
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1941 Ringwood Avenue, San Jose, California                     95131-1721
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

         Yes      X                         No
            --------------                    ---------------

Common Stock, $.01 Par Value -- Number of Shares Outstanding at November 9,
----------------------------    2001: 16,913,602

                            BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q


                                                                                                     Page
PART  I  -  FINANCIAL INFORMATION                                                                   Number
---------------------------------                                                                   ------

        Item 1:      Financial Statements

                           Condensed Consolidated Balance Sheets - September 30, 2001 and
                           December 31, 2000                                                          3

                           Condensed Consolidated Statements of Income - Three months and nine
                           months ended September 30, 2001 and 2000                                   4

                           Condensed Consolidated Statements of Cash Flows -  Nine months
                           ended September 30, 2001 and 2000                                          5

                           Notes to Condensed Consolidated Financial Statements                       6


        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             11

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                       14


PART II  -  OTHER INFORMATION
-----------------------------
        Item 6:      Exhibits and Reports                                                            16

        Signatures                                                                                   17

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                    September 30,
                                                                        2001                  December 31,
                                                                     (unaudited)                  2000
                                                                 -----------------         -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $   1,733                 $  7,465
     Accounts receivable, net                                          297,266                  295,572
     Inventories, net                                                  173,530                  246,671
     Prepaid expenses and other current assets                          27,749                   11,906
                                                                     ----------                ---------
                  Total current assets                                 500,278                  561,614

Property and equipment, net                                             49,403                   44,436
Goodwill and other intangibles, net                                     55,007                   46,439
Deferred debt issuance costs and other assets                            8,174                    8,718
                                                                     ----------                ---------
     Total assets                                                    $ 612,862                 $661,207
                                                                     ==========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $ 198,937                 $231,132
     Borrowings under lines of credit                                   47,855                   52,633
     Short-term note payable and current portion
         of long-term notes payable                                      9,197                   90,500
     Other accrued liabilities                                          54,915                   50,539
                                                                     ----------                ---------
                  Total current liabilities                            310,904                  424,804

Borrowings under line of credit                                         79,568                      249
Long-term notes payable                                                 99,620                  101,640
Other long-term liabilities                                              5,258                    4,982
                                                                     ----------                ---------
     Total liabilities                                                 495,350                  531,675
                                                                     ----------                ---------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000 shares
       authorized; 16,860 and 15,793 issued and outstanding
                                                                        86,121                   75,154
     Retained earnings                                                  32,208                   54,472
     Accumulated other comprehensive loss                                 (817)                     (94)
                                                                     ----------               ---------
         Total shareholders' equity                                    117,512                  129,532
                                                                     ----------                ---------
     Total liabilities and shareholders' equity                      $ 612,862                 $661,207
                                                                     ==========                =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            Bell Microproducts Inc.
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)


                                                         Three months ended                         Nine months ended
                                                             September 30,                            September 30,
                                                    -----------------------------------     -----------------------------------
                                                         2001               2000                 2001                2000
                                                    ---------------    ----------------     ----------------    ---------------
Net sales                                           $     489,089      $     511,007        $   1,480,298       $   1,259,684
Cost of sales                                             459,808            463,115            1,372,735           1,147,385
                                                    ---------------    ----------------     ----------------    ---------------
Gross profit                                               29,281             47,892              107,563             112,299

Operating expenses:
   Selling, general and administrative expenses            39,077             34,967              117,721              81,794
   Restructuring costs and special charges                  7,354                  -                8,894                   -
                                                    ---------------    ----------------     ----------------    ---------------
Total operating expenses                                   46,431             34,967              126,615              81,794

Income/(loss) from operations                             (17,150)            12,925              (19,052)             30,505
Interest expense                                           (4,874)            (4,624)             (15,551)             (9,819)
                                                    ---------------    ----------------     ----------------    ---------------
Income/(loss) before income taxes                         (22,024)             8,301              (34,603)             20,686
Income tax (benefit)/provision                             (7,307)             3,486              (12,339)              8,687
                                                    ---------------    ----------------     ----------------    ---------------
Net income/(loss)                                   $     (14,717)     $       4,815        $     (22,264)      $      11,999
                                                    ===============    ================     ================    ===============

Earnings/(loss) per share
    Basic                                           $       (0.88)     $        0.32        $       (1.37)      $        0.83
                                                    ===============    ================     ================    ===============

    Diluted                                         $       (0.88)     $        0.28        $       (1.37)      $        0.75
                                                    ===============    ================     ================    ===============

Shares used in per share calculation
    Basic                                                  16,804             14,856                16,273             14,272
                                                    ===============    ================     ================    ===============
    Diluted                                                16,804             17,275                16,273             16,002
                                                    ===============    ================     ================    ===============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            Bell Microproducts Inc.
                Condensed Consolidated Statements of Cash Flows
                  (Increase/(decrease) in cash, in thousands)
                                  (unaudited)

                                                                                   Nine months ended September 30,
                                                                                   -------------------------------
                                                                                       2001              2000
                                                                                   --------------    -------------
Cash flows from operating activities:
Income/(loss) from operations:                                                      $  (22,264)       $   11,999
Adjustments to reconcile net income to net
  cash provided by/(used in) operating activities:
          Depreciation and amortization                                                  8,018             3,833
          Provision for bad debts                                                        8,801             6,686
          Changes in assets and liabilities:
              Accounts receivable                                                       (4,017)          (60,326)
              Inventories                                                               81,754            (7,392)
              Prepaid expenses and deferred income taxes                               (15,835)           (1,443)
              Other assets                                                                 544                86
              Accounts payable                                                         (41,796)            3,926
              Other accrued liabilities                                                  4,118             6,270
                                                                                   --------------    -------------
                Net cash provided by/(used in) operating activities                     19,323           (36,361)
                                                                                   --------------    -------------
Cash flows from investing activities:
Acquisition of property, equipment and other                                           (10,989)          (10,487)
Acquisition of businesses, net of cash acquired                                         (3,415)          (25,683)
                                                                                   --------------    -------------
                Net cash used in investing activities                                  (14,404)          (36,170)
                                                                                   --------------    -------------
Cash flows from financing activities:
Net borrowings under line of credit agreements                                          71,778          (109,634)
(Repayment of)/proceeds from long-term notes payable to RSA                            (87,000)          180,000
Proceeds from issuance of Common Stock                                                   2,690             3,591
Other long term liabilities                                                              1,974               728
                                                                                   --------------    -------------
                Net cash (used in)/provided by financing activities                    (10,558)           74,685
                                                                                   --------------    -------------
Effect of exchange rate changes on cash                                                    (93)             (681)
                                                                                   --------------    -------------
Net (decrease)/increase in cash                                                         (5,732)            1,473
Cash at beginning of period                                                              7,465             5,103
                                                                                   --------------    -------------
Cash at end of period                                                              $     1,733       $     6,576
                                                                                   ==============    =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                                                   $    21,625       $     9,065
        Income taxes                                                               $     3,366       $     8,167
Supplemental non-cash financing activities:
   Common Stock issued for acquisition                                             $     8,277       $     2,506
   Common Stock Warrant issued for subordinated debt                               $         -       $     7,406
   Liabilities assumed on acquisition of business                                  $         -       $     7,500
   Effective stock split                                                           $         -       $        50


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In addition, certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. The operating results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

Touch The Progress Group BV Acquisition

         On May 22, 2001, the Company acquired all the capital stock of Touch The Progress Group BV ("TTPG"), a privately held company headquartered in the Netherlands, with offices in Belgium, Germany and Austria. TTPG designs, manufactures, markets and supports high performance and tailor made storage solutions critical to success in high availability, mid-range and high-end enterprise computing environments.

         TTPG was acquired for a total purchase price of approximately $10.5 million which included cash of $2.5 million, the issuance of 560,000 shares of the Company's Common Stock that include a certain share price guarantee and acquisition costs. The purchase price was allocated to the acquired assets and assumed liabilities based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):


     Cash                                        $   981
     Accounts receivable                           5,285
     Inventories                                   7,398
     Equipment and other assets                      632
     Goodwill                                      9,063
     Accounts payable                             (8,606)
     Other accrued liabilities                    (3,206)
     Notes payable                                  (998)
                                                 -------
     Total consideration                         $10,549
                                                 =======


         Results of operations of TTPG were not material to the Company.

Forefront Graphics Corporation Acquisition

         On May 24, 2001, the Company acquired all the capital stock of Forefront Graphics ("FFG"), a privately held company headquartered in Toronto, Canada with offices in Ottawa, Montreal, Calgary and Vancouver. FFG is a leading distributor of high performance computer graphics, digital audio and video, storage and multimedia products to both the computer reseller and the video production reseller marketplaces.

         FFG was acquired for a total purchase price of approximately $2.1 million which included cash of $1.1 million, the issuance of 60,324 shares of the Company's Common Stock and acquisition costs. The Company is obligated to pay up to an additional $325,000 in cash within three years of the closing date as a contingent incentive payment to be based upon earnings achieved during certain periods, up to March 31, 2003. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):


     Accounts receivable                          $1,069
     Inventories                                   1,033
     Equipment and other assets                       42
     Goodwill and other intangibles                1,450
     Accounts payable                               (775)
     Other accrued liabilities                      (401)
     Notes payable                                  (294)
                                                  ------
     Total consideration                          $2,124
                                                  ======

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

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands):

                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                               -------------------    --------    -------
                                                 2001       2000        2001       2000
                                               --------    -------    --------    -------
Net income/(loss)                              $(14,717)   $ 4,815    $(22,264)   $11,999
                                               ========    =======    ========    =======
Weighted average common shares
  outstanding (Basic)                            16,804     14,856      16,273     14,272

Effect of dilutive options                            -      2,419           -      1,730
                                               --------    -------    --------    -------
Weighted average common shares
  outstanding (Diluted)                          16,804     17,275      16,273     16,002
                                               ========     ======     =======    =======

         For the three months ended September 30, 2001, outstanding options to purchase 4,730,207 shares of Common Stock were excluded from the computation of diluted net loss per share because they were antidilutive. For the three months ended September 30, 2000, options to purchase 22,500 shares of common stock were not included in the computation of diluted shares because the options' exercise prices were greater than the average market price of the common shares.

Note 4 - Restructuring Costs, Special Charges and Other Provisions:

         In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing certain non-strategic product lines. The Company accrued a restructuring charge of $1.5 million consisting primarily of severance and benefits of $1.3 million and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities. At September 30, 2001, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                                       Restructuring Liabilities
                                        Total Charge            Cash Payments           at September 30, 2001
                                     -------------------     --------------------    ------------------------------
         Severance costs             $     1,302             $     1,249             $              53
         Lease costs                         238                      91                           147
                                     -------------------     --------------------    ------------------------------
         Total                       $     1,540             $     1,340             $             200
                                     ===================     ====================    ==============================


         In the third quarter of 2001, the Company took additional actions and extended its cost reduction efforts in response to the continuing economic slowdown. The Company accrued additional restructuring costs of $3.3 million consisting primarily of the discontinuance and non-cash write-off of certain fixed assets valued at $2.4 million and severance and benefits of $897,000 related to involuntary employee terminations. The Company also accrued other special charges of $4.1 million for additional accounts receivable provisions.

         The Company also recorded a provision for inventory of $9.6 million related to additional excess inventory for the quarter ended September 30, 2001. The additional provision largely resulted from the decision to discontinue certain product lines and the impact of current market conditions. The excess inventory charge is included within the Statement of Income under the caption Cost of Sales.

Note 5 - Lines of Credit:

         On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's credit facility with California Bank & Trust, scheduled to mature May 31, 2001, and the $80 million short-term loan with the RSA, scheduled to mature June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the three month period ended September 30, 2001, was 6.2%, and the balance outstanding at September 30, 2001 was $79 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at September 30, 2001; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On August 3, 2000, in connection with the acquisition of Ideal Hardware Limited ("Ideal"), the Company assumed a $43 million borrowing facility with Lombard NatWest Limited which is secured by substantially all of Ideal's accounts receivable and bears interest at NatWest's base rate plus 1.5%. This facility was increased to $60 million in October 2000, and as of June 2001 the NatWest borrowing arrangement will continue indefinitely until terminated by either party. There are no financial covenant requirements. At September 30, 2001, approximately $47 million was outstanding under the NatWest borrowing facility.

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

         Comprehensive income/(loss) is as follows (in thousands):


                                                 Three Months Ended                    Nine Months Ended
                                                   September 30,                         September 30,
                                           -------------------------------     -----------------------------------
                                                2001             2000              2001               2000
                                           ---------------    ------------     --------------    -----------------
Net income/(loss)                             $(14,717)         $  4,815         $(22,264)          $ 11,999
Other comprehensive income/(loss):
    Foreign currency translation
       adjustments                                 636              (363)            (723)              (771)
                                           ---------------    ------------     --------------    -----------------
Total comprehensive income/(loss)             $(14,081)         $  4,452         $(22,987)          $ 11,228
                                           ===============    ============     ==============    =================


         Accumulated other comprehensive income/(loss) presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Note 8 - Subsequent Events:

         On November 13, 2001, the Company acquired all the capital stock of Total Tec Systems Inc. ("Total Tec"), for cash of approximately $9 million and 400,000 shares of the Company's Common Stock. Total Tec is a privately held, international value-added provider of high technology products, solutions and services headquartered in Edison, New Jersey. Based on Total Tec's unaudited financial statements, sales were approximately $107.3 million for the year ended October 31, 2001.

Note 9 - Recently Issued Accounting Statements:

         On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles

Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company for all financial statements issued in 2002.

         In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001 and the Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. During the quarter ended September 30, 2001, amortization of goodwill and intangibles totaled $803,000.

Note 10 - Geographic Information:

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 45% and 71% of total sales for the nine months ended September 30, 2001 and 2000, respectively.

                                                                                         (In thousands)
                                                                                Nine Months Ended September 30,
                                                                         -----------------------------------------------
Geographic information consists of the following:                                2001                      2000
                                                                         ----------------------    ---------------------
Net sales:
    North America                                                        $          741,436        $         971,532
    Latin America                                                                   186,419                  178,294
    Europe                                                                          552,443                  109,858
                                                                         ----------------------    ---------------------
        Total                                                            $        1,480,298        $       1,259,684
                                                                         ======================    =====================


                                                                                         September 30,
                                                                         -----------------------------------------------
Long-lived assets:                                                               2001                      2000
                                                                         ----------------------    ---------------------
    United States                                                        $           46,546        $           45,972
    United Kingdom                                                                   61,961                    23,747
    Other foreign countries                                                           4,077                     2,122
                                                                         ----------------------    ---------------------
         Total                                                           $          112,584        $           71,841
                                                                         ======================    =====================

Note 11 - Derivative Financial Instruments:

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. This forward-looking information generally relates to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, ability to negotiate and maintain compliance with credit facilities, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2000. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Sales were $489.1 million for the quarter ended September 30, 2001, compared to sales of $511.0 million for the quarter ended September 30, 2000, which represented a decrease of $21.9 million, or 4%. The decrease in sales was primarily attributable to a decrease in sales in the Americas, partially offset by sales expansion related to the acquisitions of Touch The Progress Group BV ("TTPG") in May 2001 and Ideal Hardware Limited ("Ideal") in August 2000.

         The Company's gross profit for the quarter ended September 30, 2001 was $29.3 million compared to $47.9 million for the quarter ended September 30, 2000, which represented a decrease of $18.6 million, or 39%. The decrease in the dollar amount of gross profit was primarily the result of the Company's decision to record a $9.6 million provision for excess inventory as discussed below. Excluding the inventory charge, gross profit decreased to $38.9 million compared to $47.9 million for the quarter ended September 30, 2000, a decrease of $9.0 million, or 19%. Excluding the inventory charge, the overall gross margin was 8.0% compared to 9.4% in the same period last year. The decrease in gross margin percentage was primarily due to the impact of competitive market conditions in North America and lower gross margin percentages for Ideal.

         Selling, general and administrative expenses increased to $39.0 million for the quarter ended September 30, 2001 from $35.0 million for the quarter ended September 30, 2000, an increase of $4.0 million, or 11%. As a percentage of sales, selling, general and administrative expenses increased in the third quarter of 2001 to 8.0% from 6.8% in the third quarter of 2000. The increase in expenses was primarily attributable to the acquisition of Ideal and investments in strategic programs.

         Interest expense was $4.9 million for the quarter ended September 30, 2001 as compared to $4.6 million in the same period last year. This increase was primarily due to increased overall borrowings during the quarter for worldwide working capital purposes and cash payments for the acquisitions of Ideal, TTPG and FFG.

         The effective income tax rate decreased to 33.2% for the quarter ended September 30, 2001, as compared to 42.0% for the quarter ended September 30, 2000.

Restructuring Plan

         The Company implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing certain non-strategic product lines. In the third quarter of 2001, the Company took additional actions and extended its cost reduction efforts in response to the continuing economic slowdown.

         In the third quarter, the Company accrued restructuring costs of $3.3 million consisting primarily of the discontinuance and non-cash write-off of certain fixed assets valued at $2.4 million and severance and benefits of $897,000 related to involuntary employee terminations. The Company also accrued other special charges of $4.1 million for additional accounts receivable provisions.

         The Company also recorded a provision for inventory of $9.6 million related to additional excess inventory for the quarter ended September 30, 2001. The additional provision largely resulted from the decision to discontinue certain product lines and the impact of current market conditions. The excess inventory charge is included within the Statement of Income under the caption Cost of Sales.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Sales were $1,480.3 million for the nine months ended September 30, 2001, compared to sales of $1,259.7 million for the nine months ended September 30, 2000, which represented an increase of $220.6 million, or 18%. The increase in sales was primarily attributable to the increase in the customer base related to the acquisitions of Ideal, Rorke Data, Inc. ("RDI") and TTPG, offset by a decrease in sales in the Americas.

         The Company's gross profit for the nine months ended September 30, 2001 was $107.6 million compared to $112.3 million for the nine months ended September 30, 2000, which represented a decrease of $4.7 million, or 4%. The decrease in gross profit was primarily the result of inventory charges of $17.8 million taken in the second and third quarters of 2001 related to the impact of current market conditions and the Company's decision to reposition its product offerings and discontinue certain non-strategic product lines, as discussed below. Excluding the inventory charge, gross profit increased to $125.4 million for the nine months ended September 30, 2001, compared to $112.3 million for the nine months ended September 30, 2000, an increase of $13.1 million, or 12%. The increase in gross profit was primarily related to the acquisition of Ideal. Excluding the inventory charge, the overall gross margin decreased to 8.5% compared to 8.9% in the same period last year. The decrease in gross margin percentage was primarily due to the impact of competitive market conditions in North America and lower gross margin percentages for Ideal.

         Selling, general and administrative expenses increased to $117.7 million for the nine months ended September 30, 2001 from $81.8 million for the nine months ended September 30, 2000, an increase of $35.9 million, or 44%. As a percentage of sales, selling, general and administrative expenses increased in the first nine months of 2001 to 8.0% from 6.5% in the first nine months of 2000. The increase in expenses was primarily attributable to the acquisitions of Ideal, RDI and TTPG, investments in strategic programs and increases to bad debt expense due to increased sales volumes and changing market conditions.

         Interest expense was $15.6 million in the nine months ended September 30, 2001 as compared to $9.8 million in the same period last year. This increase was primarily due to increased overall borrowings for worldwide working capital purposes and cash payments for the acquisitions of Ideal, RDI, TTPG and FFG.

         The effective income tax rate decreased to 35.7% for the nine months ended September 30, 2001, as compared to 42.0% for the nine months ended September 30, 2000.

Restructuring Plan

         The Company implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing certain non-strategic product lines. In the third quarter of 2001, the Company took additional actions and extended its cost reduction efforts in response to the continuing economic slowdown.

         In the second and third quarters of 2001, the Company accrued total restructuring charges of $4.8 million consisting primarily of the discontinuance and non-cash, write-off of certain fixed assets valued at $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and lease costs of $238,000 pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Minnesota that were vacated due to the reductions in workforce. The Company also accrued other special charges of $4.1 million for additional accounts receivable provisions.

          In the second and third quarters of 2001, the Company also recorded a provision for inventory of $17.8 million related to additional excess inventory and a $300,000 provision included in selling, general and administrative expenses. The additional provisions resulted from the impact of current market conditions and the decision to discontinue certain product lines. The excess inventory charge is included within the Statement of Income under the caption Cost of Sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its working capital requirements principally through borrowings under bank lines of credit. Working capital requirements have included financing increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

         Net cash provided by operating activities for the nine months ended September 30, 2001, was $19.3 million. The Company's inventories decreased as of September 30, 2001 to $173.5 million from $246.7 million as of December 31, 2000, and the Company's accounts payable decreased to $198.9 million as of September 30, 2001 from $231.1 million as of December 31, 2000. The decreases in inventories and accounts payable are primarily a result of reduced inventory purchases. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

         On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced The Company's credit facility with California Bank & Trust, scheduled to mature May 31, 2001, and the $80 million short-term loan with the RSA, scheduled to mature June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the nine month period ended September 30, 2001, was 7%, and the balance outstanding at September 30, 2001 was $79 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at September 30, 2001; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

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

         On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited which is secured by substantially all of Ideal's accounts receivable and bears interest at NatWest's base rate plus 1.5%. This facility was increased to $60 million in October 2000, and as of June 2001 the NatWest borrowing arrangement will continue indefinitely until terminated by either party. There are no financial covenant requirements. At September 30, 2001, approximately $47 million was outstanding under the NatWest borrowing facility.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA Facility"), under which the Company borrowed $180 million of subordinated debt financing. On May 14, 2001, the Company repaid in full, the $80 million term loan portion of the debt financing, scheduled to mature June 30, 2001. The $100 million subordinated debt financing bears interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest commencing December 31, 2000, and in semi-annual principal installments of $8.5 million commencing December 31, 2007. The RSA Facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, asset dispositions, payment of dividends, and repurchases of stock. The Company is also required to be in compliance with the covenants of all other borrowing agreements. The Company was in compliance with its subordinated debt financing covenants at September 30, 2001; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with such covenants, and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

         The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company believes these facilities will be sufficient to conduct its current operations for the next 12 months.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. Average borrowings outstanding on the variable rate credit facility with First Union National Bank were $82 million for the quarter ended September 30, 2001 and average borrowings under Ideal's borrowing facility with Lombard NatWest were $36 million for the quarter ended September 30, 2001. The First Union Facility and the NatWest Facility have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the quarter under the First Union Facility and the NatWest Facility, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.2 million.

         The Company purchases forward exchange contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended September 30, 2001.

PART II  -  OTHER INFORMATION

Item 6:    Exhibits and Reports

                    (a)      Exhibits:

                             None

                    Reports on Form 8-K:

                    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2001


                                            BELL MICROPRODUCTS INC.

                                            BY: BENEDICTUS BORSBOOM
                                            EXECUTIVE VICE PRESIDENT AND CFO
                                            (PRINCIPAL FINANCIAL OFFICER)