Form 10-K
period 2001-12-31
BELL MICROPRODUCTS INC
filed 2002-04-01
CIK 900708

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________.

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

                                                 Yes   [ X ]     No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 19, 2002, was approximately $156,031,327 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         The number of shares of Registrant's Common Stock outstanding as of March 19, 2002 was 19,241,750.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 16, 2002 are incorporated by reference into Part III of this Form 10-K.

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

         We offer components that include disk drives, semiconductors, flat panel displays and related products, and other storage products and custom-configured computer products. Our products also include value-added services such as system design, integration, installation, maintenance and other consulting services combined with a variety of storage and computer hardware and software products. In addition, we offer network attached storage (NAS), storage area network (SAN) and other storage systems, computer platforms, tape drives and libraries and related software. Our selection of products and technologies, together with our independence, allows us to offer the best available hardware, software and service solutions for each customer. Customers can purchase our components as stand-alone products or in combination with certain value-added services.

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

         Align with Industry Leaders. We intend to leverage our position as a leading storage solutions provider to create new strategic relationships with manufacturers. We believe that distribution channels will continue to consolidate and leading manufacturers will align with those distributors that are best able to offer value-added services and access new customers. We believe being aligned with leading manufacturers will allow us to identify innovative products, exchange critical information, and gain access to new technologies and create cross-marketing opportunities. We have entered into strategic relationships with a number of manufacturers, including IBM, Compaq and EMC.

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

Computer Products and Software

         Our computer products include a variety of standard and custom-configured motherboards, flat panel displays and related components, monitors, keyboards, chassis, scanners, personal computers and servers, board level products and network interface controller (NIC) cards, as well as related software. Among the computer products we offer are our own proprietary Markvision memory modules and TradeMark computer products that complement the other products and technologies we provide.

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

         Flat Panel Integration. We offer integrated flat panel display subsystems for use in custom designs or with OEM systems.

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

         We believe our e-commerce program will enhance our sales and marketing efforts by:

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

COMPETITION

         In the distribution of storage, semiconductor components and computer products, we generally compete for customer relationships with numerous local, regional and national authorized and unauthorized distributors. We also compete for customer relationships with manufacturers, including some of our manufacturers and customers. Consistent with our sales and marketing efforts, we tend to view our competition, whether arising from the direct or indirect distribution channel, on a customer-category basis. We believe that our most significant competition for customers seeking both products and value-added services arises from Arrow Electronics and Avnet. We believe that our most significant competition for customers seeking products apart from value-added services arises from Ingram Micro and Tech Data.

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

         Our acquisition of Total Tec, a company headquartered in Edison, NJ, and with sales offices in the eastern and southern United States, has significantly expanded our ability to address challenging SAN initiatives. Total Tec is one of Compaq's four enterprise distributors and one of the nation's premier enterprise (computing and storage) solutions providers focused on implementing comprehensive IT solutions to Fortune 1000 firms. Their methodology addresses key business data concerns including availability, reliability, performance, scalability and manageability. During the fourth quarter of 2001, we expanded our U.K. Compaq relationship to include the U.S. market for Proliant servers and StorageWorks enterprise storage systems. Through this distribution agreement, Bell Microproducts will offer leading Compaq enterprise products, services and solutions to its large customer base of VARs, resellers, OEMs and system integrators in the U.S.

         Our acquisition of Touch The Progress Group BV, a company based in the Netherlands and with offices in Germany, Belgium and Austria, has added enterprise storage and storage management products, technology, infrastructure, and support services to our strategic effort. The company offers an extensive portfolio of storage solutions from some of the world's leading manufacturers. This portfolio allows the company and its business partners to provide a total storage management solution for multiple heterogeneous computing platforms, including IBM, SUN Microsystems, Hewlett-Packard, Compaq and other leading manufacturers.

         Our acquisition of Forefront Graphics, a company headquartered in Toronto, Canada, and with offices in Ottawa, Montreal, Calgary and Vancouver, has added high performance computer graphics, digital audio and video, storage and multimedia products targeted at both the computer reseller marketplace and the video production reseller marketplace.

EMPLOYEES

         At December 31, 2001, we had a total of 1,476 employees, including 91 in general corporate functions, 708 in administrative functions and 677 in sales and marketing functions. Of our total employees, 650 are located at our facilities outside of the United States, including 441 in the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Many of our current key personnel have substantial experience in our industry and would be difficult to replace. The labor market in which we operate is highly competitive and, as a result, we may not be able to retain and recruit key personnel. If we fail to recruit, retain or adequately train key personnel, we will experience difficulty in implementing our strategy, which could negatively affect our business, financial condition and stock price.

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

THE CYCLICAL NATURE OF THE STORAGE, SEMICONDUCTOR AND COMPUTER INDUSTRIES COULD HURT OUR OPERATING RESULTS.

         The storage, semiconductor and computer industries have historically been characterized by fluctuations in product demand and supply, and, consequently, severe fluctuations in price. Over the past year, the industries in which we operate have experienced a significant downturn in demand and excess production levels. Although our distribution agreements with manufacturers provide us with limited price protection and certain rights of return, the shortfalls in demand and excess production hurt our sales and gross margins. As such shortfalls in demand and excess production continues, our results of operations will be adversely affected. In addition, many of our customers in the storage and computer products industries are subject to the risks of significant shifts in demand and severe price pressures by their customers, which may increase the risk that we may not be able to collect accounts receivable owed by some of our customers. If we are unable to collect our accounts receivable, our results of operations and financial condition may suffer.

         If the data storage and computer products industries experience significant unit volume growth that, in turn, results in increased demand for many of the products we distribute, we may experience a shortage of our products. In such event, our operating results may depend on the amount of product allocated to us by manufacturers and the timely receipt of such product.

WE ARE DEPENDENT ON MANUFACTURERS AND WOULD SUFFER IF WE LOST ANY SIGNIFICANT MANUFACTURER OR FACED A PRODUCT SHORTAGE.

         We are highly dependent on manufacturers for substantially all of the products that we sell. Three manufacturers provided products that represented 41% of our sales in each of 2000 and 2001. The loss of any significant manufacturer could harm our financial condition and results of operations. In the past, significant manufacturers have terminated distribution arrangements with us, and significant distribution relationships could be terminated in the future. Our distribution agreements are cancelable on short notice. Our reliance on manufacturers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. From time to time we, like other distributors in our industry, experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers and an adequate supply of products, our sales could suffer considerably.

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

         The majority of our revenues and expenditures in our foreign subsidiaries are transacted in the local currency of the country where the subsidiary operates. For each of our foreign subsidiaries, the local currency is also the functional currency. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. To the extent our revenues and expenses are denominated in currencies other than U.S. dollars, gains and losses on the conversion to U.S. dollars may contribute to fluctuations in our operating results. In addition, we have experienced foreign currency remeasurement gains and losses because a significant amount of our foreign subsidiaries' remeasurable net assets and liabilities are denominated in U.S. dollars rather than the subsidiaries' functional currency. As we continue to expand globally and the amount of our foreign subsidiaries' U.S. dollar or non-functional currency denominated remeasurable net asset or liability position increases, our potential for fluctuations in foreign currency remeasurement gains and losses will increase. We have in the past, and expect in the future, to enter into forward exchange contracts and enter into local currency borrowing facilities to reduce this exposure, but these arrangements may not be adequate. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. Further, foreign markets may not continue to develop. If we are unable to manage these risks effectively, our operating results and financial position could be harmed.

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

         The process of integrating new businesses into our operations, including our recently completed acquisitions, poses numerous risks, including an inability to assimilate acquired operations, information systems, internal control systems and products; diversion of management's attention; difficulties and uncertainties in transitioning the business relationships from the acquired entity to us; and the loss of key employees of acquired companies. In addition, future acquisitions by us may be dilutive to our shareholders, cause us to incur additional indebtedness and large one-time expenses or create intangible assets that could result in significant amortization expense. If we spend significant funds or incur additional debt, our ability to obtain necessary financing may decline and we may be more vulnerable to economic downturns and competitive pressures. We cannot guarantee that we will be able to successfully complete any acquisitions, that we will be able to finance acquisitions or that we will realize any anticipated benefits from acquisitions that we complete.

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

ITEM 2.  PROPERTIES

         In the Americas, we maintain 40 sales offices in a variety of locations, including in the U.S., Canada, Brazil and Chile. In Europe, we maintain sales offices in Austria, Belgium, England, France, Germany, Italy, the Netherlands and Sweden. In addition to our sales offices, we operate six integration and service facilities and 11 warehouses. We currently operate four significant management and distribution centers. Our corporate headquarters is located in San Jose, California, where we currently lease office space and distribution facilities with approximately 160,000 square feet of space. Leases for portions of these facilities begin to expire between June and December 2002. We believe that we will be able to negotiate extensions of such leases or find alternative leases with acceptable terms to accommodate our needs. In Chessington, England, we previously leased, and acquired as of October 31, 2000, two facilities with approximately 127,000 square feet that serve as our center for directing and managing our operations in the United Kingdom and Europe, and in May 2001, we transferred the operations logistics center to Birmingham, England where we lease a warehouse facility with approximately 100,000 square feet of space. This lease expires in 2019. In Miami, Florida, we currently lease a facility with approximately 65,000 square feet that serves as our center for directing and managing our business in Latin America. We have options to extend the lease for this facility through early 2008. In Montgomery, Alabama, we currently lease a facility with approximately 53,000 square feet that serves as our corporate technology and data center and our primary customer call center. The lease on this facility expires in October 2007. We believe that our existing facilities are adequate for our current operational needs.

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


                                                                                        HIGH           LOW
                                                                                        -----         -----
  2000
    First quarter............................................................          $12.67         $5.92
    Second quarter...........................................................           12.67          7.25
    Third quarter............................................................           34.00         12.00
    Fourth quarter ..........................................................           31.75         11.56
  2001
    First quarter............................................................          $24.25        $10.69
    Second quarter ..........................................................           14.24          6.80
    Third quarter ...........................................................           11.13          6.68
    Fourth quarter ..........................................................           14.34          7.40
  2002
    First quarter (through March 19, 2002)...................................          $15.79        $10.58


         On March 19, 2002, the last sale price of the Common Stock as reported by Nasdaq was $10.70 per share.

         As of March 19, 2002, there were approximately 438 holders of record of the Common Stock (not including shares held in street name).

         To date, the Company has paid no cash dividends to its shareholders. The Company has no plans to pay cash dividends in the near future. The Company's line of credit agreement prohibits the Company's payment of dividends or other distributions on any of its shares except dividends payable in the Company's capital stock.

         On November 13, 2001, the Company issued 400,000 shares of Common Stock to six shareholders of Total Tec Systems, Inc. in connection with the Company's acquisition of Total Tec Systems. The closing price of a share of the Company's Common Stock on such date was $10.79. In connection with the issuance of such shares the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shareholders acknowledged that they were acquiring the shares for investment purposes only and not with a view to the distribution thereof and, in addition, a restrictive securities legend was placed on the certificates representing the shares.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data of the Company set forth below should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis included elsewhere herein.

                                                                         (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                                      ------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:                              2001(1)           2000(2)           1999(3)          1998(4)           1997
-------------------------                             -----------    -------------     -------------    -------------    -----------
Net sales                                             $2,007,102     $  1,804,102      $  1,058,275     $    575,330     $  460,516
Cost of sales                                          1,854,294        1,638,802           967,491          511,476        406,301
                                                      -----------    -------------     -------------    -------------    -----------
Gross profit                                             152,808          165,300            90,784           63,854         54,215
Selling, general and administrative expense              157,910          121,088            69,507           46,070         40,942
Restructuring and special charges                          8,894                -                 -                -              -
                                                      -----------    -------------     -------------    -------------    -----------
Total operating expenses                                 166,804          121,088            69,507           46,070         40,942
Operating income (loss) from continuing operations       (13,996)          44,212            21,277           17,784         13,273
Interest expense and other income                         20,362           14,495             5,766            3,168          2,451
                                                      -----------    -------------     -------------    -------------    -----------
Income (loss) from continuing operations before taxes    (34,358)          29,717            15,511           14,616         10,822
Provision for (benefit from) income taxes                (12,251)          12,480             6,581            6,139          4,545
                                                      -----------    -------------     -------------    -------------    -----------
Income (loss) from continuing operations                 (22,107)          17,237             8,930            8,477          6,277
Income (loss) from discontinued operations, net of
    income taxes                                               -                -            (2,946)          (2,402)        (1,588)
Gain on sale of contract manufacturing segment                 -                -             1,054                -              -
                                                      -----------    -------------     -------------    -------------    -----------
Net income (loss)                                     $  (22,107)    $     17,237            $7,038     $      6,075     $    4,689
                                                      ===========    =============     =============    =============    ===========
Basic earnings (loss) per shares (5)
    Continuing operations                             $    (1.34)    $       1.17             $0.66     $       0.64     $     0.49
    Discontinued operations                                    -                -             (0.14)           (0.18)         (0.12)
                                                      -----------    -------------     -------------    -------------    -----------
Total                                                 $    (1.34)    $       1.17      $       0.52     $       0.46     $     0.37
                                                      ===========    =============     =============    =============    ===========
Diluted earnings (loss) per share (5)
    Continuing operations                             $    (1.34)    $       1.05      $       0.65     $       0.64     $     0.47
    Discontinued operations                                    -                -             (0.14)           (0.18)         (0.12)
                                                      -----------    -------------     -------------    -------------    -----------
Total                                                 $    (1.34)    $       1.05      $       0.51     $       0.46     $     0.35
                                                      ===========    =============     =============    =============    ===========
Shares used in per share calculation
    Basic                                                 16,495           14,673            13,563           13,188         12,843
                                                      ===========    =============     =============    =============    ===========
    Diluted                                               16,495           16,415            13,685           13,322         13,359
                                                      ===========    =============     =============    =============    ===========



                                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------------------------------------
BALANCE SHEET DATA:                          2001(1)           2000(2)           1999(3)          1998(4)          1997
-------------------                       --------------     -------------    --------------    ------------    ------------
Working capital                              $183,964          $136,810         $182,626         $167,109        $134,612
Total assets                                  643,687           661,207          360,351          285,580         205,420
Total long-term debt                          176,441           106,871          110,638          106,963          74,460
Total shareholders' equity                    125,769           129,532           96,273           86,476          77,667


-----------------
(1) 2001 Statement of Income Data and Balance Sheet Data include the results of operations of Touch the Progress Group BV since acquisition on May 22, 2001, Forefront Graphics on May 24, 2001 and Total Tec Systems, Inc. on November 13, 2001. See Note 3 of Notes to Consolidated Financial Statements.

(2) 2000 Statement of Income Data and Balance Sheet Data include the results of operations of Rorke Data, Inc. since acquisition on May 15, 2000 and Ideal Hardware Limited on August 3, 2000. See Note 3 of Notes to Consolidated

     Financial Statements.

(3) 1999 Statement of Income Data and Balance Sheet Data include the results of operations of Future Tech, Inc. from the date of acquisition on July 21, 1999. See Note 3 of Notes to Consolidated Financial Statements.

(4) 1998 Statement of Income Data and Balance Sheet Data include the results of operations of the Computer Products Division of Almo Corporation since acquisition on November 13, 1998 and Tenex Data Division of Axidata Inc. on November 19, 1998.

(5) All per share amounts have been restated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Earnings per share and shares used in per share calculations have been retroactively restated to reflect the 3-for-2 stock split the Company declared on July 31, 2000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates. The Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements.

 Revenue recognition

         Bell's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Under specific conditions, we permit our customers to return or exchange products. The provision for estimated returns is recorded concurrently with the recognition of revenue based on historical sales returns and analysis of credit memo data.

         We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 31, 2001 the allowance for doubtful accounts was $16.2 million and at December 31, 2000 it was $12.8 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In 2001, our bad debt expense was $11.6 million compared to $10.0 million in 2000. In addition, included in 2001 charges were $4.1 million of charges recorded in the third quarter and included in restructuring and special charges that related to a rapid deterioration in the financial condition of certain customers resulting in their inability to make payments.

Valuation of Inventory

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Our inventories include high-technology components that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. During the second and third quarters of 2001 we recorded $17.8 million of charges against inventory related to excess inventory on hand. The additional write-down resulted from market conditions and the decision to discontinue certain product lines. These charges were included in the Statement of Income within the caption Cost of Sales. If actual product demand or selling prices are less favorable than we estimate we may be required to take additional inventory write-downs in the future. Similarly, if our inventory is determined to be undervalued due to write-downs below market value, we would be required to recognize such additional operating income at the time of sale. Significant unanticipated changes in demand or technological development could have a material and significant impact on the future value of our inventory and reported operating results.

Valuation of Accounts Payable

         Our accounts payable has been reduced by amounts claimed to vendors for returns, price protection and other amounts related to incentive programs. Amounts related to price protection and other incentive programs are recorded as adjustments to product costs or selling, general and administrative expenses, depending on the nature of the program. There is a time delay between the submission of a claim by us and confirmation of agreement by our vendors. Historically, our estimated claims have approximated amounts agreed to by our vendors.

Accounting for Income Taxes

         Bell has not recorded a valuation allowance to reduce its deferred tax assets of $11.4 million as the Company considers it more likely than not that the full balance will be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Valuation of Goodwill and Intangible Assets

         At December 31, 2001, goodwill amounted to $53.3 million and identifiable intangible assets amounted to $6.6 million.

         We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     o    significant negative industry or economic trends;

     o    significant decline in our stock price for a sustained period; and

     o    our market capitalization relative to net book value.

         If we were to determine that the carrying value of intangibles or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure an impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize our goodwill. We had recorded approximately $2.8 million of amortization on these amounts during 2001 and would have recorded approximately $3.1 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

         We currently do not expect to record an impairment charge, however, there can be no assurance that a material impairment charge will not be recorded in future periods.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net sales were $2,007.1 million for the year ended December 31, 2001, which represented an increase of $203.0 million, or 11% over 2000. Computer products sales increased by $300.1 million primarily due to the expansion of the customer base related to the acquisitions of Ideal Hardware Limited ("Ideal") in August 2000, Touch The Progress Group BV ("TTPG") in May 2001, Total Tec Systems, Inc. ("Total Tec") in November 2001 and Rorke Data, Inc. ("RDI"), acquired in May 2000. Semiconductor sales decreased by $97.1 million primarily due to the economic downturn in the Americas and overall decrease in demand.

         The Company's gross profit for 2001 was $152.8 million, a decrease of $12.5 million, or 8% from 2000. The decrease in gross profit was primarily the result of inventory charges of $17.8 million taken in the second and third quarters of 2001 related to the impact of current market conditions and the Company's decision to reposition its product offerings and discontinue certain non-strategic product lines, as discussed below. Excluding the inventory charge, gross profit increased to $170.6 million in 2001, compared to $165.3 million in 2000, an increase of $5.3 million, or 3%. The increase in gross profit was primarily related to the acquisition of Ideal, partially offset by a decrease in the Americas. Excluding the inventory charge, the overall gross margin decreased to 8.5% compared to 9.2% in the same period last year. The decrease in gross margin percentage was primarily due to the impact of competitive market conditions in North America and the inclusion of Ideal's lower gross margin percentages for all of 2001.

         Selling, general and administrative expenses increased to $157.9 million in 2001 from $121.1 million in 2000, an increase of $36.8 million, or 30%. As a percentage of sales, selling, general and administrative expenses increased to 7.9% from 6.7% in 2000. The increase in expenses was attributable to the acquisitions of Ideal, RDI, TTPG and Total Tec, and investments in strategic programs.

         Interest expense and other income increased in 2001 to $20.4 million from $14.5 million in 2000, an increase of $5.9 million, or 41%. The increase in interest expense and other income was primarily due to increased overall bank borrowings during 2001 for worldwide working capital purposes, and the acquisitions of Ideal, RDI, TTPG, Forefront Graphics ("FFG"). The average interest rate in 2001 was 8.0%, versus 8.7% in 2000.

         In 2001 the Company recorded a tax benefit at a rate of 35.6% on the loss before taxes. In 2000 the

Company recorded income taxes at an effective rate of 42% on income before taxes. The lower tax benefit rate for 2001 was primarily caused by the impact of items related to acquisitions, which are not deductible for tax purposes.

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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales were $1,804.1 million for the year ended December 31, 2000, which represented an increase of $745.8 million, or 71% over 1999. Computer product sales increased by $642.6 million primarily due to the expansion of the customer base related to the acquisitions of Ideal Hardware Limited ("Ideal") in August 2000, Future Tech International, Inc. ("FTI"), acquired in July 1999, and Rorke Data, Inc. ("RDI"), acquired in May 2000, as well as growth in sales in existing product lines. Semiconductor sales increased by $103.2 million primarily due to the acquisition of FTI, growth in unit sales in existing product lines and the addition of new lines. Ideal contributed net sales of $280.6 million, since acquisition on August 3, 2000.

         The Company's gross profit for 2000 was $165.3 million, an increase of $74.5 million, or 82% over 1999. The increase in the dollar amount of gross profit was primarily the result of increased sales volume in existing product lines and the acquisitions of Ideal, FTI and RDI. As a percentage of sales, overall gross margins were 9.2% compared to 8.6% in the same period last year. The favorable gross margin percentage increase was primarily due to customer and product mix in North America and the acquisition of RDI, partially offset by lower gross margin percentages for Ideal and FTI.

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

         Interest expense increased in 2000 to $14.5 million from $5.8 million in 1999, an increase of $8.7 million, or 150%. The increase in interest expense was primarily due to increased overall bank borrowings during 2000 for worldwide working capital purposes, and the acquisitions of Ideal and RDI. Interest rates also increased during the year 2000 compared to interest rates in 1999. The average interest rate in 2000 was 8.7%, versus 7.3% in 1999.

         The Company's effective income tax rate remained unchanged at 42% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under subordinated term loans and bank lines of credit, as well as proceeds from warrant and stock option exercises. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions. In addition, in March 2002, the Company received $16.5 million from a private equity financing.

         The net amount of cash provided by continuing operating activities was $36.8 million in 2001. The net amount of cash used in investing activities in 2001 was $23.3 million, which was primarily related to the acquisition of property and equipment and the acquisitions of FFG, TTPG and Total Tec. Net cash used in financing activities in 2001 totaled $19.6 million, which was primarily related to net repayments under the Company's long and short term borrowing facilities.

         The Company's accounts receivable balance at December 31, 2001 of $299.1 million was consistent with the $295.6 million balance at December 31, 2000. Increases to accounts receivable resulting from increased sales volume through the Company's acquisitions during the year were largely offset by an overall decline in sales in North America. The Company's inventories decreased to $195.8 million at December 31, 2001, from $246.7 million at December 31, 2000. This decrease was primarily due to the Company's efforts to manage its inventory through a period of economic downturn in the U.S., and the discontinuance of certain product lines, partially offset by acquired inventories and increased inventory purchases resulting from the Company's acquisitions during the year. The Company's accounts payable increased to $231.7 million in 2001 from $231.1 million in 2000. This slight increase was primarily due to accounts payable assumed in connection with the acquisitions of FFG, TTPG and Total Tec in 2001, offset by a decrease in the U.S. resulting from decreased inventory purchases.

         Net cash provided by financing activities in 2000 totaled $102.0 million, which was primarily related to borrowings under the RSA subordinated term loan facility. The RSA facility was used to repay borrowings under revolving credit facilities as described below. The net amount of cash used in investing activities in 2000 was $64.2 million, which was primarily related to the acquisition of property and equipment and the acquisitions of Ideal and RDI. The net amount of cash used in continuing operating activities was $35.0 million in 2000.

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

         On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the year ended December 31, 2001, was 6.3%, and the balance outstanding at December 31, 2001 was $86.5 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at December 31, 2001; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at December 31, 2001 on this long-term debt was $93 million, $10.5 million is payable in 2002, $7.0 million for each of the years 2003 through 2005, and $61.5 million thereafter.

         On November 13, 2001, the Company acquired Total Tec Systems, Inc. ("Total Tec") for a combination of cash and shares of the Company's common stock totaling approximately $14.2 million, including acquisition costs. Liabilities assumed included a $17.5 million borrowing facility with Summit Business Capital Corporation ("SBCC") which is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. At December 31, 2001, approximately $5.4 million was outstanding under the SBCC borrowing facility. The acquisition of Total Tec was funded through borrowings under the Company's revolving line of credit.

         On May 24, 2001, the Company acquired Forefront Graphics ("FFG") for approximately $1.1 million in cash and 60,324 shares of the Company's common stock. The acquisition was funded through borrowings under the Company's revolving line of credit and newly issued shares of common stock.

         On May 22, 2001, the Company acquired Touch The Progress Group BV ("TTPG") for approximately $2.5 million in cash and 560,000 shares of the Company's common stock. The acquisition was funded through borrowings under the Company's revolving line of credit and newly issued shares of common stock.

         On August 3, 2000, the Company acquired Ideal Hardware Limited ("Ideal"), for a combination of cash, assumption of liabilities and notes payable totaling approximately $28.9 million, including acquisition costs. The acquisition of Ideal was funded through borrowings under the RSA facility. Liabilities assumed included a $43 million borrowing facility with Lombard NatWest Limited (the "NatWest" facility) which is secured by substantially all of Ideal's accounts receivable and bears interest at NatWest's base rate plus 1.5%. This facility was increased to $60 million in October 2000 and as of June 2001 it was agreed that the NatWest borrowing arrangement would continue indefinitely subject to termination by NatWest or the Company with three months notice. There are no financial covenant requirements. At December 31, 2001, approximately $31 million was outstanding under the NatWest borrowing facility. The Company believes that if NatWest were to terminate the facility, alternative financing could be obtained or additional funds could be obtained under other existing lines to replace the funding provided by NatWest. If the Company were not able to replace the facility, the Company's liquidity and financial position may be adversely affected.

         On October 16, 2000, the Company exercised the option to purchase the buildings occupied by Ideal for approximately $24.0 million. The purchase was funded through existing cash resources under the NatWest borrowing facility of approximately $11.0 million and a five-year mortgage of approximately $13.0 million bearing interest at LIBOR plus 1.5%. There are no cross default provisions within this agreement and the NatWest facility. The mortgage is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The principal amount due in 2002 is $820,000 and amounts due in each of the years 2003 through 2004 are $1,160,000 and $8,660,000 is due in 2005. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. The balance of the mortgage at December 31, 2001 was $11.8 million. The Company was not in compliance with a financial ratio covenant related to this facility at December 31, 2001. The Company did receive a waiver from NatWest regarding the December 31, 2001 non-compliance, however the Company does not expect to be in compliance with the same quarterly covenant at March 31, 2002. As a result, the balance of the mortgage has been classified as a current liability as of December 31, 2001. NatWest has the option to demand payment of the outstanding balance upon a covenant default. The Company believes it has adequate financing available and can obtain alternative financing to repay the loan if NatWest were to demand immediate repayment.

         The following table describes the Company's commitments to settle contractual obligations in cash as of December 31, 2001 (in thousands):

                                                                        Payments Due By Period
                                            -------------------------------------------------------------------------------
                                                                  2-3             4-5            After 5
Contractual Obligations                       Up to 1 Year       Years           Years            Years           Total
----------------------------------------    -------------    ------------    -------------    ------------    -------------
Notes Payable (1)                                $15,003         $16,320          $22,660         $54,500         $108,483
Capital leases                                     1,230           1,076              162               7            2,475
                                            -------------    ------------    -------------    ------------    -------------
Subtotal debt obligations                         16,233          17,396           22,822          54,507          110,958
Operating leases                                   7,610           8,995            5,091          14,652           36,348
                                            -------------    ------------    -------------    ------------    -------------
Total contractual cash obligations               $23,843         $26,391          $27,913         $69,159         $147,306
                                            =============    ============    =============    ============    =============


         (1) Notes payable primarily consist of the RSA facility and the mortgage with NatWest.

         Other contractual obligations of the Company include a $175 million revolving line of credit with First Union National Bank, scheduled to mature May 13, 2003, a $60 million borrowing facility with Lombard NatWest Limited, which continues indefinitely until terminated by either party and a $17.5 million borrowing facility with Summit Business Capital Corporation maturing on April 30, 2003. Amounts outstanding at December 31, 2001 under these facilities were $86.5 million, $31.0 million and $5.4 million, respectively.

         The Company believes that its current cash and cash equivalents, short-term investments, cash generated from operations and amounts available under its existing credit facilities will be sufficient to meet its expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with its existing operations through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that it will no longer record $3.1 million of amortization per year relating to its existing goodwill of $59.9 million. In preparation for the adoption of FAS 142, the Company is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company does not expect that these impairment tests will result in a material impact on the Company's earnings and financial position.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. Average borrowings outstanding on the variable rate credit facility with First Union National Bank were $80 million for the year ended December 31, 2001 and average borrowings under Ideal's borrowing facility with Lombard NatWest were $38 million for the year ended, 2001. The First Union Facility and the NatWest Facility have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under the First Union Facility and the NatWest Facility, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.2 million.

         A substantial part of the Company's revenue and capital expenditures are transacted in U.S. Dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency remeasurement loss of $140,000 during the year ended December 31, 2001. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                      Form 10-K
Index to Consolidated Financial Statements                           Page Number
------------------------------------------                           -----------
Report of Independent Accountants                                        24

Consolidated Balance Sheets at December 31, 2001 and 2000                25

Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999                                       26

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 2001, 2000 and 1999                                 27

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                       28

Notes to Consolidated Financial Statements                               29


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Bell Microproducts Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of Bell Microproducts Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 13, 2002, except as to Note 13 which is as of March 29, 2002

                             BELL MICROPRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                December 31,
                                                                           ----------------------
                                                                             2001          2000
                                                                           --------      --------
ASSETS
Current assets:
     Cash                                                                  $  1,308      $  7,465
     Accounts receivable, net                                               299,108       295,572
     Inventories                                                            195,791       246,671
     Prepaid expenses and other current assets                               29,234        11,906
                                                                           --------      --------
              Total current assets                                          525,441       561,614
Property and equipment, net                                                  50,706        44,436
Goodwill and other intangibles, net                                          59,909        46,439
Deferred debt issuance costs and other assets                                 7,631         8,718
                                                                           --------      --------
     Total assets                                                          $643,687      $661,207
                                                                           ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $231,715      $231,132
     Borrowings under lines of credit                                        37,266        52,633
     Short-term note payable and current portion of long-term                23,431        90,500
     notes payable
     Other accrued liabilities                                               49,065        50,539
                                                                           --------      --------
              Total current liabilities                                     341,477       424,804

Borrowings under lines of credit                                             86,650           249
Long-term notes payable                                                      85,052       101,640
Other long-term liabilities                                                   4,739         4,982
                                                                           --------      --------
     Total liabilities                                                      517,918       531,675
                                                                           --------      --------
Commitments and contingencies (Note 9)

Shareholders' equity:
     Preferred Stock, $0.01 par value, 10,000 shares authorized;
        none issued and outstanding                                              --            --
     Common Stock, $0.01 par value, 40,000 shares authorized; 17,578 and
     15,793 shares issued and outstanding                                    94,553        75,154
     Retained earnings                                                       32,365        54,472
     Accumulated other comprehensive income                                  (1,149)          (94)
                                                                           --------      --------
              Total shareholders' equity                                    125,769       129,532
                                                                           --------      --------
     Total liabilities and shareholders' equity                            $643,687      $661,207
                                                                           ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                Year Ended December 31,
                                                                       ---------------------------------------
                                                                          2001          2000           1999
                                                                       ----------    ----------     ----------

Net sales                                                              $2,007,102    $1,804,102     $1,058,275
Cost of sales                                                           1,854,294     1,638,802        967,491
                                                                       ----------    ----------     ----------
Gross profit                                                              152,808       165,300         90,784
Selling, general and administrative expenses                              157,910       121,088         69,507
Restructuring and special charges                                           8,894            --             --
                                                                       ----------    ----------     ----------
Total operating expenses                                                  166,804       121,088         69,507
Operating income (loss) from continuing operations                        (13,996)       44,212         21,277
Interest expense and other income                                          20,362        14,495          5,766
                                                                       ----------    ----------     ----------
Income (loss) from continuing operations before income taxes              (34,358)       29,717         15,511
Provision for (benefit from) income taxes                                 (12,251)       12,480          6,581
                                                                       ----------    ----------     ----------
Income (loss) from continuing operations                                  (22,107)       17,237          8,930
Discontinued operations:
   Loss from operations, net of tax
      benefit of $2,132                                                        --            --         (2,946)
 benefit
   Gain on sale, net of tax of $763                                            --            --          1,054
                                                                       ----------    ----------     ----------
Discontinued operations, net                                                   --            --         (1,892)
                                                                       ----------    ----------     ----------
Net income (loss)                                                      $  (22,107)   $   17,237     $    7,038
                                                                       ==========    ==========     ==========
Earnings (loss) per share (Note 2)
     Basic
        Continuing operations                                          $    (1.34)   $     1.17     $     0.66
        Discontinued operations                                                --            --          (0.14)
                                                                       ----------    ----------     ----------
     Total                                                             $    (1.34)   $     1.17     $     0.52
                                                                       ==========    ==========     ==========
Earnings (loss) per share
     Diluted
        Continuing operations                                          $    (1.34)   $     1.05     $     0.65
        Discontinued operations                                                --            --          (0.14)
                                                                       ----------    ----------     ----------
     Total                                                             $    (1.34)   $     1.05     $     0.51
                                                                       ==========    ==========     ==========
Shares used in per share calculation (Note 2)
     Basic                                                                 16,495        14,673         13,563
                                                                       ==========    ==========     ==========
     Diluted                                                               16,495        16,415         13,685
                                                                       ==========    ==========     ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                   Comprehensive Income
                                                Common Stock       --------------------
                                             -----------------      Retained
                                             Shares     Amount      Earnings     Other       Total
                                             ------    -------     ---------    -------    --------
Balance at December 31, 1998                 13,371    $56,181     $ 30,247     $    48    $ 86,476
Exercise of stock options, including
   related tax benefit of $72                   353      1,743           --          --       1,743
Issuance of Common Stock under Stock
   Purchase Plan                                153        603           --          --         603
Foreign currency translation                     --         --           --         413         413
Net income                                       --         --        7,038           -       7,038
                                             ------    -------     --------     -------    --------
Balance at December 31, 1999                 13,877     58,527       37,285         461      96,273
Exercise of stock options, including
   related tax benefit of $1,933                622      5,242           --          --       5,242
Issuance of Common Stock under Stock
   Purchase Plan                                278      1,421           --          --       1,421
Stock split                                      --         50          (50)         --          --
Issuance of Common Stock for
   acquisition of Rorke Data (Note 3)           269      2,508           --          --       2,508
Issuance of warrant to RSA                      747      7,406           --          --       7,406
Foreign currency translation                     --         --           --        (555)       (555)
Net income                                       --         --       17,237           -      17,237
                                             ------    -------     --------     -------    --------
Balance at December 31, 2000                 15,793     75,154       54,472         (94)    129,532
Exercise of stock options, including
   related tax benefit of $1,270                446      3,947           --          --       3,947
Issuance of Common Stock under Stock
   Purchase Plan                                319      2,175           --          --       2,175
Issuance of Common Stock for
   business acquisitions (Note 3)             1,020     13,277           --          --      13,277
Foreign currency translation                     --         --           --      (1,055)     (1,055)
Net loss                                         --         --      (22,107)         --     (22,107)
                                             ------    -------     --------     -------    --------
Balance at December 31, 2001                 17,578    $94,553      $32,365     $(1,149)   $125,769
                                             ======    =======     ========     =======    ========



  The accompanying notes are an integral part of these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (INCREASE (DECREASE) IN CASH, IN THOUSANDS)

                                                                               Year Ended December 31,
                                                                        ------------------------------------
                                                                          2001            2000        1999
                                                                        --------        --------    --------
Cash flows from operating activities:
      Income (loss) from continuing activities                          $(22,107)       $ 17,237    $  8,930
      Adjustments to reconcile net income/(loss) to net cash
          provided by (used in) operating activities:
      Depreciation and amortization                                       10,323           5,510       2,254
      Provision for doubtful accounts                                     11,569           9,958       6,896
      Deferred income taxes                                               (3,976)         (2,836)       (148)
      Tax benefit from stock options                                       1,270           1,933          72
      Changes in assets and liabilities:
             Accounts receivable                                           8,375         (16,550)    (56,568)
             Inventories                                                  66,324         (38,451)    (48,679)
             Prepaid expenses                                            (11,298)         (3,091)      2,721
             Other assets                                                  1,133              (1)        226
             Accounts payable                                            (17,234)        (16,085)     50,641
             Other accrued liabilities                                    (7,614)          7,366       1,175
                                                                        --------        --------    --------
      Net cash provided by (used in) continuing operating
      activities                                                          36,765         (35,010)    (32,480)
      Net cash used in discontinued operations                                --              --      (4,745)
                                                                        --------        --------    --------
      Net cash provided by (used in) operating activities                 36,765         (35,010)    (37,225)
Cash flows from investing activities:
      Acquisition of property and equipment, net                         (12,542)        (33,826)     (4,412)
      Acquisitions of businesses (Note 3)                                (10,793)        (30,347)     (2,808)
      Proceeds from sale of business (Note 3)                                 --              --      34,665
                                                                        --------        --------    --------
Net cash (used in) provided by investing activities                      (23,335)        (64,173)     27,445

Cash flows from financing activities:
      Net borrowings (repayments) under line of credit agreements         61,404         (95,652)      8,200
      (Repayments) proceeds from long-term notes payable to RSA           (7,000)        100,000          --
      (Repayments) proceeds from short-term notes payable to RSA         (80,000)         80,000          --
      Net borrowings on other notes payable and long-term
          liabilities                                                      1,144          12,889           5
      Proceeds from issuance of Common Stock                               4,852           4,730       2,274
                                                                        --------        --------    --------
Net cash (used in) provided by financing activities                      (19,600)        101,967      10,479
Effect of exchange rate changes on cash                                       13            (422)        322
                                                                        --------        --------    --------
Net (decrease) increase in cash                                           (6,157)          2,362       1,021

Cash at beginning of year                                                  7,465           5,103       4,082
                                                                        --------        --------    --------
Cash at end of year                                                     $  1,308        $  7,465    $  5,103
                                                                        ========        ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
             Interest                                                   $ 24,346        $ 10,817    $  7,523
             Income taxes                                               $  2,447        $ 12,106    $  5,606
Supplemental non-cash financing activities:
      Common Stock issued for acquisition (Note 3)                      $ 13,277        $  2,508    $     --
      Stock warrant issued for subordinated debt (Note 5)               $     --        $  7,406    $     --
      Liabilities assumed on acquisition of business (Note 3)           $     --        $  7,500    $     --
      Effect of stock split (Note 2)                                    $     --        $     50    $     --



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

         The Company incurred a net loss in 2001. This 2001 loss is related to declining product gross margins, discontinuation of certain product lines, abandonment of certain computer software, and additional bad debt provision offset by revenue increases. These increases were primarily the result of the Company's acquisitions in 2000 and 2001.

         The Company was in violation of a foreign mortgage loan covenant, as discussed in Note 5. This violation relates to a single financial ratio covenant, an interest coverage ratio, related to a building mortgage with Lombard Nat West Limited (NatWest), a U.K. bank. The balance of the debt outstanding at December 31, 2001 was approximately $11.8 million. Upon default, NatWest has the option to demand full and immediate payment of the debt. As of December 31, 2001, NatWest has made no demand for repayment and a waiver of the covenant violation at December 31, 2001 was received. The Company expects that it will not be in compliance with the financial ratio covenant at March 31, 2002 and has reclassified the balance as current in the December 31, 2001 financial statements.

         The Company has a second agreement with NatWest that allows borrowings on certain foreign accounts receivables. The balance of borrowings under this agreement at December 31, 2001 was $31 million. The two agreements with NatWest have no cross default provisions.

         As is more fully discussed in Note 5, the Company has an additional $175 million line of credit facility with a group of lenders. The Company had approximately $40 million in unused borrowing capacity at December 31, 2001 related to this facility. This facility is limited to use for operations within the U.S. and the funds can be used outside the U.S if permission is received by the Company from the lenders.

         In March 2002 the Company received proceeds in the amount of $16.5 million from the sale of common stock.

         In opinion of management, the Company has sufficient alternative funding available if the lender of the $11.8 million were to demand repayment. Alternative funding includes use of the U.S. facility, proceeds from the sale of common stock, and refinancing the existing debt with a new lender. There can be no assurance that the Company can receive permission to use proceeds from the U.S. facility for repayment, that the Company will be successful in refinancing the debt or that the refinancing will be available with terms acceptable to the Company.

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

REVENUE RECOGNITION

         Revenue is recognized when title transfers to the customer and when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Transactions with sale terms of FOB shipping point are recognized when the products are shipped and transactions with sale terms of FOB destination are recognized upon arrival. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations.

CONCENTRATION OF CREDIT AND OTHER RISKS

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated collection losses. No customer accounts for more than 10% of sales in any of the three years ended December 31, 2001, 2000 and 1999, or accounts receivable at December 31, 2001 and 2000.

         Four vendors accounted for 51% of the Company's inventory purchases during 2001. Four vendors accounted for 39% of the Company's inventory purchases during 2000. Three vendors accounted for 55% of the Company's inventory purchases during 1999.

INVENTORIES

         Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Market is based on estimated net realizable value.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of computer and other equipment, furniture and fixtures and warehouse equipment which range from three to five years. Depreciation of buildings is based upon the estimated useful lives of 50 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the lease term.

INTANGIBLES

         Intangible assets, including goodwill, purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives.

IMPAIRMENT OF INTANGIBLES AND LONG-LIVED ASSETS

         The Company assesses the impairment of identifiable intangibles, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

INCOME TAXES

         The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

EARNINGS PER SHARE

         Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                                                 Year Ended December 31,
                                                               ------------------------------------------------------------
                                                                    2001                  2000                  1999
                                                               ----------------      ----------------      ----------------
Net income (loss)                                              $       (22,107)      $        17,237       $         7,038
                                                               ================      ================      ================
Weighted average common shares outstanding (basic)                      16,495                14,673                13,563
Effect of dilutive warrant and options                                       -                 1,742                   122
                                                               ----------------      ----------------      ----------------
Weighted average common shares outstanding (diluted)                    16,495                16,415                13,685
                                                               ================      ================      ================
Earnings (loss) per share:
Basic                                                          $        (1.34)       $          1.17       $          0.52
                                                               ================      ================      ================
Diluted                                                        $        (1.34)       $          1.05       $          0.51
                                                               ================      ================      ================

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

         At December 31, 2001, 2000 and 1999, 1.7 million, 0.3 million and 1.6 million options to purchase common stock, respectively, were excluded from the calculation of diluted EPS since the effect was anti-dilutive.

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

SEGMENT REPORTING

         Financial Accounting Standards Board Statement No.131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments' profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which the Company earns revenues and holds assets, and about major customers (see Note 12).

DERIVATIVE FINANCIAL INSTRUMENTS

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The

Company expects that it will no longer record $3.1 million of amortization per year relating to its existing goodwill of $59.9 million. In preparation for the adoption of FAS 142, the Company is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company does not expect that these impairment tests will result in a material impact on the Company's earnings and financial position.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

NOTE 3 - ACQUISITIONS AND DIVESTITURES:

         All acquisitions below have been accounted for using the purchase method. Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

Total Tec Systems, Inc. Acquisition

         On November 13, 2001, the Company acquired all the capital stock of Total Tec Systems Inc. ("Total Tec"), a privately held company headquartered in Edison, New Jersey, with offices in the eastern and southern United States. Total Tec is an enterprise computing and storage solutions provider focused on providing comprehensive IT solutions to address key business data concerns including availability, reliability, performance, scalability and manageability.

         Total Tec was acquired for a total purchase price of approximately $14.2 million which included cash of approximately $9 million, the issuance of 400,000 shares of the Company's Common Stock that include a certain share price guarantee and acquisition costs. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):



       Cash                                                 $   3,014
       Accounts receivable                                     16,229
       Inventories                                              7,006
       Equipment and other assets                               2,841
       Goodwill                                                 3,124
       Other intangibles                                        2,500
       Accounts payable                                        (7,100)
       Other accrued liabilities                               (3,792)
       Notes payable                                           (9,630)
                                                            ---------
       Total consideration                                  $  14,192
                                                            =========

         Other intangibles include trade name, a non-compete agreement and supplier relationships.

         Results of operations of Total Tec were not material to the Company.

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

         TTPG was acquired for a total purchase price of approximately $10.7 million which included cash of $2.5 million, the issuance of 560,000 shares of the Company's Common Stock that include a certain share price guarantee and acquisition costs. Management has finalized the valuation of assets acquired and liabilities assumed. The allocation of the purchase price to the acquired assets and assumed liabilities based on management's estimate of their fair market values as of the acquisition date, are as follows (in thousands):


        Accounts receivable                                $   6,182
        Inventories                                            7,397
        Equipment and other assets                               661
        Goodwill                                               9,293
        Accounts payable                                      (9,915)
        Other accrued liabilities                             (1,928)
        Notes payable                                           (998)
                                                           ---------
        Total consideration                                $  10,692
                                                           =========


         Results of operations of TTPG were not material to the Company.

Forefront Graphics Corporation Acquisition

         On May 24, 2001, the Company acquired all the capital stock of Forefront Graphics ("FFG"), a privately held company headquartered in Toronto, Canada with offices in Ottawa, Montreal, Calgary and Vancouver. FFG is a distributor of high performance computer graphics, digital audio and video, storage and multimedia products to both the computer reseller and the video production reseller marketplaces.

         FFG was acquired for a total purchase price of approximately $2.2 million which included cash of $1.1 million, the issuance of 60,324 shares of the Company's Common Stock and acquisition costs. The Company is obligated to pay up to an additional $325,000 in cash within three years of the closing date as a contingent incentive payment to be based upon earnings achieved during certain periods, up to March 31, 2003. Management has finalized the valuation of assets acquired and liabilities assumed. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):


         Accounts receivable                               $    1,069
         Inventories                                            1,033
         Equipment and other assets                                42
         Goodwill                                               1,526
         Accounts payable                                        (775)
         Other accrued liabilities                               (401)
         Notes payable                                           (294)
                                                           ----------
         Total consideration                               $    2,200
                                                           ==========


         Results of operations of FFG were not material to the Company.

Ideal Hardware Limited Acquisition

         On August 3, 2000, the Company acquired all the capital stock of Ideal Hardware Limited ("Ideal"), a wholly owned subsidiary of InterX plc. Ideal is a United Kingdom-based, storage-centric distributor offering value-added programs and services.

         Ideal was acquired for a total purchase price of approximately $28.9 million which included cash paid of $19.9 million, UK tax liabilities assumed of $4.5 million, deferred purchase price payable of $3.0 million and acquisition costs of $1.5 million. The deferred purchase price was paid on March 31, 2001. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):


         Accounts receivable                      $  113,334
         Inventories                                  42,882
         Equipment and other assets                    5,476
         Goodwill and other intangibles               20,144
         Accounts payable                            (96,084)
         Bank borrowings                             (30,102)
         Other accrued liabilities                   (23,390)
         Deferred taxes                               (3,360)
                                                 ------------
         Total consideration                      $   28,900
                                                 ============


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


          Cash                                    $       546
          Accounts receivable                           6,644
          Inventories                                   8,390
          Equipment and other assets                    2,372
          Goodwill                                      7,480
          Accounts payable                             (7,253)
          Other accrued liabilities                    (1,809)
          Bank borrowings                              (7,832)
          Notes payable                                (1,501)
                                                 -------------
          Total consideration                     $     7,037
                                                 =============

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

         The FTI purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):


        Restricted cash                            $     23
        Accounts receivable                          12,576
        Inventories                                   2,639
        Equipment and other assets                    3,947
        Goodwill                                      8,727
        Accounts payable                            (20,989)
        Other accrued liabilities                    (4,704)
                                               -------------
        Total consideration                        $  2,219
                                               =============

         The following unaudited pro forma combined summary of operations of the Company give effect to the acquisitions of Ideal and FTI, as though these acquisitions had occurred on January 1, 1999.


                                                                            Year Ended December 31,
                                                                           (unaudited, in thousands,
                                                                           except earnings per share)
                                                                        ---------------------------------
                                                                            2000               1999
                                                                        --------------    ---------------
         Net sales                                                        $2,167,295         $1,728,796
         Net income                                                       $   14,683         $    9,110
         Earnings per share
            Basic                                                         $     1.00         $     0.64
            Diluted                                                       $     0.89         $     0.63
         Shares used in per share calculation
            Basic                                                             14,673             14,313
            Diluted                                                           16,415             14,435
Divestiture of Quadrus


         On July 8, 1999, the Company completed the sale of its Contract Manufacturing Division, Quadrus, for a total consideration of approximately $34.7 million. The sale resulted in an after tax gain of $1.1 million or $0.08 per share. The results of Quadrus have been reported separately as discontinued operations in the Consolidated Statements of Income.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                                          December 31,
                                                                 -------------------------------
                                                                     2001             2000
                                                                 -------------    --------------
                                                                         (in thousands)
 Accounts receivable, net:
    Accounts receivable                                            $  319,314        $  312,403
    Less:  allowance for doubtful accounts and returns                (20,206)          (16,831)
                                                                 -------------    --------------
                                                                   $  299,108        $  295,572
                                                                 =============    ==============
 Property and equipment:
    Computer and other equipment                                   $   23,563        $   18,358
    Land and buildings                                                 21,055            20,986
    Furniture and fixtures                                              9,505             7,422
    Warehouse equipment                                                 7,912             2,582
    Leasehold improvements                                              2,351             1,747
                                                                 -------------    --------------
                                                                       64,386            51,095
    Less: accumulated depreciation                                    (13,680)           (6,659)
                                                                 -------------    --------------
                                                                   $   50,706        $   44,436
                                                                 =============    ==============
 Goodwill and other intangibles, net:
    Goodwill                                                       $   59,923        $   45,702
    Other intangibles                                                   7,408             4,908
    Less:  accumulated amortization                                    (7,422)           (4,171)
                                                                 -------------    --------------
                                                                   $   59,909        $   46,439
                                                                 =============    ==============


NOTE 5 - LINES OF CREDIT AND TERM LOAN:

         On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust, scheduled to mature May 31, 2001, and the $80 million short-term loan with the RSA, scheduled to mature June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the year ended December 31, 2001, was 6.3%, and the balance outstanding at December 31, 2001 was $86.5 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at December 31, 2001; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125% and subsequently repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of

$3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at December 31, 2001 on this long term debt was $93 million, $10.5 million is payable in 2002, $7.0 million for each of the years 2003 through 2005, and $61.5 million thereafter.

         On November 13, 2001, in connection with the acquisition of Total Tec, the Company assumed a $17.5 million short-term borrowing facility with Summit Business Capital Corporation ("SBCC"). This facility is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. At December 31, 2001, approximately $5.4 million was outstanding under the SBCC borrowing facility. The acquisition of Total Tec was funded through borrowings under the Company's revolving line of credit.

         On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited, which was increased to $60 million in October 2000. This facility is secured by substantially all of Ideal's accounts receivable, bears interest at NatWest's base rate plus 1.5% and continues indefinitely subject to termination by NatWest or the Company with three months notice. There are no financial covenant requirements. At December 31, 2001, approximately $31 million was outstanding under the NatWest borrowing facility. The Company believes that if NatWest were to terminate the facility, alternative financing could be obtained or additional funds could be obtained under other existing lines to replace the funding provided by NatWest. If the Company were not able to replace the facility, the Company's liquidity and financial position may be adversely affected.

         On October 16, 2000, the Company entered into a $13.3 million mortgage agreement with Lombard NatWest Limited related to the acquisition of a building for Ideal. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The principal amount due in 2002 is $820,000 and amounts due in each of the years 2003 through 2004 are $1,160,000 and $8,660,000 is due in 2005. The
Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. The balance of the mortgage at December 31, 2001 was $11.8 million. The Company was not in compliance with a financial ratio covenant related to this facility at December 31, 2001. The Company did receive a waiver from NatWest regarding the December 31, 2001 non-compliance, however the Company does not expect to be in compliance with the same quarterly covenant at March 31, 2002. As a result, the balance of the mortgage has been classified as a current liability as of December 31, 2001. NatWest has the option to demand payment of the outstanding balance upon a covenant default. The Company believes it has adequate financing available and can obtain alternative financing to repay the loan if NatWest were to demand immediate repayment.

NOTE 6 - RESTRUCTURING COSTS, SPECIAL CHARGES AND OTHER PROVISIONS:

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

         In the second and third quarters of 2001, the Company also recorded a provision for inventory of $17.8 million related to additional excess inventory. The additional provision largely resulted from the decision to discontinue certain product lines and the impact of current market conditions. The excess inventory charge is included within the Statement of Income under the caption Cost of Sales. At December 31, 2001, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                             Restructuring Liabilities
                                Total Charge            Cash Payments           at December 31, 2001
                            -------------------     --------------------    ------------------------------
Severance costs                         $2,199                   $2,143                               $56
Lease costs                                238                      139                                99
                            -------------------     --------------------    ------------------------------
Total                                   $2,437                   $2,282                              $155
                            ===================     ====================    ==============================


NOTE 7 - STOCK-BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         In May of 1998, the Company adopted the 1998 Stock Plan (the "Plan") which replaced the 1988 Amended and Restated Incentive Stock Plan (the "1988 Plan") and the 1993 Director Stock Option Plan (the "Director Plan").

         The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Under the Plan, the Company has reserved for issuance a total of 3,639,327 shares of Common Stock plus 272,508 shares of Common Stock which were reserved but unissued under the 1988 Plan and 52,500 shares of Common Stock which were reserved but unissued under the Director Plan. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the Plan is 3,964,335 shares, plus an annual increase to be added on January 1 of each year, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 7,317,975 shares of Common Stock for issuance under the aggregate of all stock option plans.

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

         As part of the Plan, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 193,500 and 210,000 shares of Common Stock were granted in 2000 and 1999, respectively. No options were granted in 2001. The Program provides for ten-year option terms with vesting at the rate of one tenth per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

         Options granted under the Director Plan prior to May 1998 and outstanding at December 31, 2001 total 112,500. Under the Director Plan, 112,500 options were granted in 1993 at an exercise price of $5.33 per share, and 30,000 options were granted in 1996 at an exercise price of $4.67 per share. In 1997, 30,000 options were granted at an exercise price of $8.42 per share. In 1998, 22,500 options were granted at an exercise price of $5.00 per share. On August 5, 1999, the Board of Directors approved the vesting in full of all options currently held by the Directors and modified the Plan to immediately vest all future Board of Directors options at the time they are granted.

         In 2001 and 2000, the number of shares of Common Stock reserved under the Plan were not sufficient to accommodate the Company's recent growth through acquisitions and related key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 520,000 and 763,536 nonqualified stock options outside the provisions of the Plan in 2001 and 2000 respectively, and 857,125 of these options were outstanding at December 31, 2001, net of cancellations, and are included in the table below.

         The following table presents all stock option activity:

                                                                                Options Outstanding
                                                                       --------------------------------------
                                                    Options                                     Weighted
                                                 Available for                                  Average
                                                     Grant                 Shares            Exercise Price
                                               ------------------      ----------------     -----------------
Balance at December 31, 1998                           597,483             2,541,620              $ 5.49
Increase in options available for grant                534,854                     -                   -
Options canceled                                       666,882              (666,882)             $ 5.61
Canceled options not available for grant              (612,357)                    -              $ 5.58
Options granted                                     (1,072,800)            1,072,800              $ 4.66
Options exercised                                            -              (352,331)             $ 4.74
                                               ------------------      ----------------     -----------------
Balance at December 31, 1999                           114,062             2,595,207              $ 5.50
                                               ==================      ================     =================
Increase in options available for grant              1,754,474                     -                   -
Options canceled                                       261,732              (482,250)             $ 6.83
Canceled options not available for grant               (67,500)                    -              $ 5.67
Options granted                                     (2,182,464)            2,946,000              $12.87
Options exercised                                            -              (621,840)             $ 5.29
                                               ------------------      ----------------     -----------------
Balance at December 31, 2000                          (119,696)            4,437,117              $10.11
                                               ==================      ================     =================
Increase in options available for grant                600,000                     -                   -
Options canceled                                       478,547              (652,535)             $ 9.92
Canceled options not available for grant               (10,875)                    -              $ 4.59
Options granted                                       (631,000)            1,151,000              $11.71
Options exercised                                            -              (446,029)             $ 5.98
                                               ------------------      ----------------     -----------------
Balance at December 31, 2001                           316,976             4,489,553              $10.96
                                               ==================      ================     =================



         At December 31, 2001, 1,317,963 options were exercisable under these Plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.

         The following table summarizes information about stock options outstanding for all plans at December 31, 2001:


                                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                           ----------------------------------------------------------    ---------------------------------------
                             Number of
                              Options              Weighted                                   Number of
                            Outstanding            Average                                     Shares
                               As of              Remaining             Weighted           Exercisable As          Weighted
  Range of Exercise         December 31,       Contractual Life          Average            of December 31,         Average
        Prices                  2001               In Years          Exercise Price              2001           Exercise Price
-----------------------    ---------------     -----------------     ----------------    -------------------    ----------------
           $4.29-$4.83          729,548             3.53                 $ 4.56                315,592              $ 4.52
           $5.00-$7.25          868,130             2.96                   6.20                504,045                6.02
           $7.42-$9.37          819,750             4.82                   8.64                 80,378                8.66
          $9.59-$13.81          934,750             3.99                  12.10                180,064               12.12
         $15.00-$21.00          768,875             3.73                  17.21                145,384               16.01
         $21.92-$24.13          365,500             3.79                  24.08                 91,750               24.08
         $24.38-$24.38            3,000             3.83                  24.38                    750               24.38
                           ---------------                                               -------------------
                              4,489,553             3.80                  10.96              1,317,963                9.02
                           ===============                                               ===================

EMPLOYEE STOCK PURCHASE PLAN

         The Employee Stock Purchase Plan ("ESPP") provides for automatic annual increases in the number of shares reserved for issuance on January 1 of each year by a number of shares equal to the lesser of (i) 225,000 shares, (ii) 1.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company.

         The Company has reserved 1,578,498 shares of Common Stock for issuance to all eligible employees under its ESPP. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period in the prior two years. A total of 1,404,540 shares have been issued under this plan as of December 31, 2001.

FAIR VALUE DISCLOSURES

         The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. To determine the additional pro forma disclosures required by SFAS 123 for the stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 2001, 2000 and 1999, respectively, expected volatility of 73%, 68% and 35%; risk free interest rate of 4.9%, 5.8% and 4.9% and expected lives of 3.50, 3.69 and 3.85 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 2001, 2000 and 1999 was $5.47, $6.68 and $2.26 per option, respectively. The fair value of each ESPP purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years. The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $4.22, $3.56 and $2.04 per right, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards in 2001, 2000 and 1999 under those plans consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced as presented below (in thousands, except per share data):

                                                2001                2000                  1999
                                         -----------------    ----------------     -----------------
Net income:
     As reported                              $(22,107)             $17,237                $8,930
     Pro forma                                $(27,834)             $14,603                $8,126


                                                2001                2000                  1999
                                         -----------------    ----------------     -----------------
Earnings per share:
     As reported
       Basic                                   $ (1.34)              $ 1.17                $ 0.66
       Diluted                                 $ (1.34)              $ 1.05                $ 0.65
     Pro forma
       Basic                                   $ (1.69)              $ 1.00                $ 0.60
       Diluted                                 $ (1.69)              $ 0.89                $ 0.60


         Because additional stock options and stock purchase rights are expected to be granted each year, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for future years.

NOTE 8 - INCOME TAXES:

         The provision for/(benefit from) income taxes consists of the following (in thousands):


                                                   2001                2000                 1999
                                             ----------------    ---------------     ------------------
Current:
         Federal                                  $(7,214)            $10,904              $4,264
         State                                         34               2,422                 747
         Foreign                                   (1,095)              1,990                 349
                                             ----------------    ---------------     ------------------
                                                   (8,275)             15,316               5,360
Deferred:
         Federal                                   (2,046)             (2,268)               (697)
         State                                     (1,971)               (510)                256
         Foreign                                       41                 (58)                293
                                             ----------------    ---------------     ------------------
                                                   (3,976)             (2,836)               (148)
                                             ----------------    ---------------     ------------------
                                                 $(12,251)            $12,480              $5,212
                                             ================    ===============     ==================


         Deferred tax assets (liabilities) comprise the following (in thousands):


                                                              2001                2000                1999
                                                       -----------------    --------------      -----------------
        Bad debt, sales and warranty reserves              $  4,689             $  4,151           $  1,914
        Inventory  and other reserves                         5,676                2,342              1,860
        Compensation accruals and reserves                      224                  305                228
        State taxes, net of federal benefit                       2                  409                265
        State net operating losses                              982                    -                  -
        Other                                                   755                  688                322
                                                       -----------------    --------------      -----------------
             Gross deferred tax assets                       12,328                7,895              4,589
                                                       -----------------    --------------      -----------------

        Unrealized foreign exchange gain                       (288)                (275)              (298)
        Depreciation                                           (684)                (564)               (71)
                                                       -----------------    --------------      -----------------
             Gross deferred tax liabilities                    (972)                (839)              (369)
                                                       -----------------    --------------      -----------------
             Net deferred tax asset                        $ 11,356             $  7,056           $  4,220
                                                       =================    ==============      =================


         The net deferred tax asset represents temporary differences for future tax deductions which can generally be realized by carryback to taxable income in prior years. Net deferred tax assets are included in prepaid expenses and other assets at December 31, 2001, 2000 and 1999.

         As of December 31, 2001, the Company had state net operating loss carryforwards of approximately $19,609,000 available to offset future state taxable income. The state net operating loss carryforwards will expire in varying amounts beginning 2006 through 2021

         The tax benefit associated with dispositions from employee stock plans for 2001 is approximately $1,270,000, which was recorded as an addition to paid-in capital and a reduction to taxes payable.

         A reconciliation of the Federal statutory tax rate to the effective tax (benefit) follows:


                                                        2001               2000              1999
                                                  ----------------      ------------      ------------
Federal statutory rate                                  (35.0)%            35.0%             35.0%
State income taxes, net of Federal tax
    benefit and credits                                  (3.8)%             4.2%              4.6%
Foreign taxes, net of foreign tax credits                (0.1)%             0.2%              0.5%
Other                                                     3.2%              2.6%              2.3%
                                                  ----------------      ------------      ------------
Total                                                   (35.7)%            42.0%             42.4%
                                                  ================      ============      ============

NOTE  9 - COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under cancelable and non-cancelable operating lease agreements. The leases expire at various times through 2019 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

         The Company leases certain equipment under capitalized leases with such equipment amounting to $3,609,000 less accumulated depreciation of $798,000 at December 31, 2001. Amortization expense on assets subject to capitalized leases was $678,000 for the year ended December 31, 2001. The capitalized lease terms range from 33 months to 60 months.

         The following is a summary of commitments under non-cancelable leases:

                                                              CAPITALIZED          OPERATING LEASES
            YEAR ENDING DECEMBER 31,                             LEASES
-------------------------------------------------          -------------------    -------------------
                                                                        (in thousands)
                                                           ------------------------------------------
2002                                                             $  1,230              $   7,610
2003                                                                  908                  4,974
2004                                                                  168                  4,021
2005                                                                   81                  2,895
2006                                                                   81                  2,196
2007 and beyond                                                         7                 14,652
                                                           -------------------    -------------------
Total minimum lease payments                                        2,475               $ 36,348
                                                                                  ===================
Less:  imputed interest                                              (323)
                                                           -------------------
Present value of minimum lease payments                          $  2,152
                                                           ===================


         Total operating lease expense was $7,370,000, $4,718,000 and $2,797,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES:

         A director of the Company, is a director of two of the Company's customers/vendors, Company A and Company B. Another director of the Company, is a director of one of the Company's vendors, Company C. A third director of the Company, is a director one of the Company's customers, Company D. Sales to these parties and purchases of inventory from these parties for the three years ended December 31, 2001 and accounts receivable at December 31, 2001 and 2000 are summarized below:

                                                          (In thousands)
                                       -----------------------------------------------------
SALES:                                      2001              2000              1999
                                       ---------------   ---------------- ------------------
                         Company A           $1,718            $3,345           $3,645
                         Company B                -                 -            1,446
                         Company D              431                 -                -
ACCOUNTS RECEIVABLE:
                         Company A              127               355                -
                         Company D               21                 -                -
INVENTORY PURCHASED:
                         Company A                -               199            1,150
                         Company C              111               364                -


         The Company believes that terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

NOTE 11 - SALARY SAVINGS PLAN:

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

NOTE 12 - GEOGRAPHIC INFORMATION:

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 45%, 57% and 82% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively.

         Geographic information consists of the following:


                                                            (in thousands)
                                ------------------------------------------------------------------------
                                        2001                     2000                      1999
                                ---------------------    ----------------------    ---------------------
 Net sales:
     North America              $         998,347         $     1,281,967          $         996,424
     Latin America                        239,537                 231,915                     61,851
     Europe                               769,218                 290,220                          -
                                ---------------------    ----------------------    ---------------------
         Total                  $       2,007,102         $     1,804,102          $       1,058,275
                                =====================    ======================    =====================


         The following table presents long-lived assets located in the Company's country of domicile and located in all foreign countries.

                                                                          December 31,
                                                         -----------------------------------------------
 Long -lived assets:                                             2001                      2000
                                                         ----------------------    ---------------------
     United States                                       $           51,982         $          47,519
     United Kingdom                                                  53,231                    49,758
     Other foreign countries                                         13,033                     2,316
                                                         ----------------------    ---------------------
         Total                                           $          118,246         $          99,593

                                                         ======================    =====================

NOTE 13 - SUBSEQUENT EVENTS:

         In March 2002, the Company issued 1,500,000 shares of common stock and 750,000 warrants. The net proceeds from the stock and warrant offering were approximately $16.5 million.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                    (in thousands, except per share amounts)

                                                                     Quarter Ended
                             ----------------------------------------------------------------------------------------------
                              Mar. 31,    June 30,   Sept. 30,   Dec. 31,     Mar.     June 30,    Sept. 30,   Dec. 31,
                                2000        2000        2000        2000    31, 2001     2001       2001        2001
                           -----------  ----------  ----------  ----------  ---------  ----------  ----------  ----------

Net sales..................  $ 366,270  $ 382,407  $ 511,007  $ 544,418  $ 535,523   $ 455,686   $ 489,089   $ 526,804
Cost of sales..............    337,012    347,258    463,115    491,417    490,101     422,826     459,808     481,559
                             ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------
Gross profit...............     29,258     35,149     47,892     53,001     45,422      32,860      29,281      45,245
Operating expenses:
Selling, general
and administrative
expenses...................     21,355     25,472     34,760     39,501     39,626      39,018      39,077      40,189
  Restructuring costs and
special charges............         --         --         --         --         --       1,540       7,354          --
                             ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------
Total operating expenses...     21,355     25,472     34,760     39,501     39,626      40,558      46,431      40,189
Income (loss) from
operations.................      7,903      9,677     13,132     13,500      5,796      (7,698)    (17,150)      5,056
Interest expense and other
income.....................      2,369      2,826      4,831      4,469      5,579       5,098       4,874       4,811
                             ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------
Income (loss) before income
taxes......................      5,534      6,851      8,301      9,031        217     (12,796)    (22,024)        245
Income tax provision
(benefit)..................      2,324      2,877      3,486      3,793         91      (5,123)     (7,307)         88
                             ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------
Net income (loss)..........  $   3,210  $   3,974  $   4,815  $   5,238  $     126   $  (7,673)  $ (14,717)  $     157
                             =========  =========  =========  =========  =========   =========   =========   =========
Earnings (loss) per share
Basic......................  $    0.23  $    0.28  $    0.32  $    0.34  $    0.01   $   (0.47)  $   (0.88)  $    0.01
Diluted....................  $    0.21  $    0.25  $    0.28  $    0.30  $    0.01   $   (0.47)  $   (0.88)  $    0.01
                             =========  =========  =========  =========  =========   =========   =========   =========
Shares used in per share
calculation
Basic......................     13,964     14,267     14,856     15,604     15,842      16,173      16,804      17,160
                             =========  =========  =========  =========  =========   =========   =========   =========
Diluted....................     14,981     15,752     17,275     17,652     17,417      16,173      16,804      18,041
                             =========  =========  =========  =========  =========   =========   =========   =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

         (b)        EXECUTIVE OFFICERS OF THE REGISTRANT

                    The following table and descriptions identify and set forth information regarding the Company's six executive officers:


                  Name                     Age                Position
                  ----                     ---                --------
W. Donald Bell.......................       64    President, Chief Executive Officer and Chairman of the Board

Benedictus Borsboom...............          43    Executive Vice President of Finance and Chief Financial Officer

Brian J. Clark.........................     48    Executive Vice President of Industrial Sales

Gary Gammon........................         37    Senior Vice President of Commercial Sales

Philip M. Roussey....................       59    Executive Vice President of Computer Products Marketing

Robert J. Sturgeon....................      48    Vice President of Information Technology


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

                  Benedictus Borsboom was our Executive Vice President of Finance and Mergers & Acquisitions from March 2001 until July 2001, when he became Executive Vice President of Finance and Chief Financial Officer. Prior to joining Bell Microproducts Inc. Mr. Borsboom was Vice President, Group Chief Financial Officer and Board Director of VEBA Electronics LLC. Before coming to the United States in 1998, he was Director of Corporate Audit at Raab Karcher AG. He also held various management positions with Deloitte & Touche and KPMG. Mr. Borsboom holds a Masters Degree in economics, and the Dutch and German equivalent of Chartered Accountant.

                  Brian J. Clark has been our Executive Vice President of Industrial Sales since September 1997. Mr. Clark was the Vice President of the Northern California Region of Arrow Electronics from January 1988 to June 1997. Mr. Clark also held senior management positions at Kierulff Electronics and sales positions at Wyle Electronics prior to that. Mr. Clark has over 28 years in the electronics business.

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

                  Philip M. Roussey was our Senior Vice President of Computer Products Marketing from April 2000 until February 2002, at which time he became Executive Vice President of our Enterprise Products Division. Prior to that time, Mr. Roussey was Senior Vice President of Marketing for Computer Products and Vice President of Marketing since inception of our Company in 1987. Prior to joining Bell Microproducts, Mr. Roussey was Corporate Vice President of Marketing of Kierulff Electronics during 1987, and from 1982 to 1986, Mr. Roussey held the position of Vice President of Computer Products at Kierulff Electronics.

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

         (2)      Consolidated Financial Statement Schedule
                  II - Valuation and Qualifying Accounts and Reserves    page 50

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

         (3)      Exhibits - See Exhibit Index on page following signatures

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2001

(c)      Exhibits.  See Item 14(a) above.

(d)      Financial Statements Schedules.  See Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                           BELL MICROPRODUCTS INC.


                  By:    /s/ Benedictus Borsboom
                      -------------------------------------------------
                      Benedictus Borsboom
                      Executive Vice President and Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Donald Bell and Benedictus Borsboom and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            SIGNATURE                                         TITLE                                   DATE
-------------------------------     ----------------------------------------------------         --------------
   /s/ W. Donald Bell               Chairman of the Board, President and Chief Executive         March 29, 2001
-------------------------------     Officer (Principal Executive Officer)
(W. Donald Bell)

   /s/ Benedictus Borsboom          Executive Vice President and Chief Financial Officer         March 29, 2001
 ------------------------------     (Principal Financial and Accounting Officer)
(Benedictus Borsboom)

   /s/ Gordon A. Campbell           Director                                                     March 29, 2001
-------------------------------
(Gordon A. Campbell)

   /s/ Eugene Chaiken               Director                                                     March 29, 2001
-------------------------------
(Eugene Chaiken)

   /s/ Edward L. Gelbach            Director                                                     March 29, 2001
-------------------------------
(Edward L. Gelbach)

   /s/ James E. Ousley              Director                                                     March 29, 2001
-------------------------------
(James E. Ousley)

   /s/ Glenn E. Penisten            Director                                                     March 29, 2001
-------------------------------
(Glenn E. Penisten)


                                                                     SCHEDULE II

                             BELL MICROPRODUCTS INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)


                                                                                         Additions
                                  Balance at                        Restructuring        Charged to                       Balance at
                                  Beginning                              and             Costs and        Deductions-       End of
Year Ended December 31,           of Period         Other(1)       Special Charges        Expenses        Write-offs        Period
-----------------------------    ------------     -------------    ----------------    -------------     --------------  -----------
2001                                $ 12,831           $1,630            $    4,038    $    11,569       $   (13,862)    $   16,206
2000                                   4,986            1,991                                9,958            (4,104)        12,831
1999                                   3,486                -                                6,896            (5,396)         4,986



(1) Balance consists of allowance for doubtful accounts related to the acquisitions of subsidiaries

                                INDEX TO EXHIBITS


NUMBER    DESCRIPTION OF DOCUMENT
------    -----------------------

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

10.32* Management Retention Agreements between the Registrant and the following executive officers of the Registrant: Philip M. Roussey, Brian J. Clark, Gary Gammon and Robert J. Sturgeon - incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2000.

10.33* Employment Agreement dated as of October 18, 2000, between the Registrant and James E. Ousley - incorporated by reference to Exhibit
          10.33 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2000.

21.1      Subsidiaries of the Registrant

23.1      Consent of PricewaterhouseCoopers LLP, independent accountants

24.1     Power of Attorney (Contained on Signature page of this Form 10-K).

-----------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K.