Form 10-Q
period 2002-03-31
BELL MICROPRODUCTS INC
filed 2002-05-15
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ____________

                         COMMISSION FILE NUMBER 0-21528
                                               ---------

                             BELL MICROPRODUCTS INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                           94-3057566
-------------------------------                       -------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                   95131-1721
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES )                     (ZIP CODE )

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

           YES |X| NO | |

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT MAY 13, 2002:
19,316,820

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                                                     Page
PART  I  -  FINANCIAL INFORMATION                                                                   Number
        Item 1:       Financial Statements (Unaudited)

                           Condensed Consolidated Balance Sheets - March 31, 2002 and December
                           31, 2001                                                                   3

                           Condensed Consolidated Statements of Income - Three months ended
                           March 31, 2002 and 2001                                                    4

                           Condensed Consolidated Statements of Cash Flows -  Three months
                           ended March 31, 2002 and 2001                                              5

                           Notes to Condensed Consolidated Financial Statements                       6

        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             12

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                       15

PART II  -  OTHER INFORMATION

        Item 2:      Changes in Securities and Use of Proceeds                                       17

        Item 6:      Exhibits and Reports                                                            17

        Signatures                                                                                   18

        Exhibit Index                                                                                19

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                                                March 31,       December 31,
                                                                   2002            2001
                                                              -------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents                                $       3,186    $       1,308
     Accounts receivable, net                                       313,464          299,108
     Inventories                                                    230,375          195,791
     Prepaid expenses and other current assets                       20,800           29,234
                                                              -------------    -------------
                  Total current assets                              567,825          525,441
Property and equipment, net                                          47,701           50,706
Goodwill                                                             53,473           53,307
Intangibles                                                           6,405            6,602
Deferred debt issuance costs and other assets                         7,475            7,631
                                                              -------------    -------------
     Total assets                                             $     682,879    $     643,687
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $     253,149    $     231,715
     Borrowings under lines of credit                                39,376           37,266
     Short-term note payable and current portion
         of long-term notes payable                                  28,600           23,431
     Other accrued liabilities                                       43,624           49,065
                                                              -------------    -------------
                  Total current liabilities                         364,749          341,477

Borrowings under line of credit                                      88,379           86,650
Long-term notes payable                                              82,500           85,052
Other long-term liabilities                                           4,591            4,739
                                                              -------------    -------------
     Total liabilities                                              540,219          517,918
                                                              -------------    -------------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000 shares
       authorized; 19,241 and 17,578 issued and outstanding         112,081           94,553
     Retained earnings                                               32,749           32,365
     Accumulated other comprehensive income                          (2,170)          (1,149)
                                                              -------------    -------------
         Total shareholders' equity                                 142,660          125,769
                                                                               -------------
     Total liabilities and shareholders' equity               $     682,879    $     643,687
                                                              =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                      -----------------------------
                                                      Three months ended March 31,
                                                         2002                 2001
                                                      -----------       -----------
Net sales                                             $   522,928       $   535,523
Cost of sales                                             475,507           490,101
                                                      -----------       -----------
Gross profit                                               47,421            45,422

Selling, general and administrative expenses               42,696            39,626
                                                      -----------       -----------
Income from operations                                      4,725             5,796
Interest expense                                           (4,063)           (5,579)
                                                      -----------       -----------

Income before income taxes                                    662               217
Provision for income taxes                                    278                91
                                                      -----------       -----------
Net income                                            $       384       $       126
                                                      ===========       ===========

Earnings per share

   Basic                                              $      0.02       $      0.01
                                                      ===========       ===========
   Diluted                                            $      0.02       $      0.01
                                                      ===========       ===========

Shares used in per share calculation
   Basic                                                   18,099            15,842
                                                      ===========       ===========
   Diluted                                                 19,160            17,417
                                                      ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)


                                                                          Three months ended March 31,
                                                                         -------------------------------
                                                                             2002               2001
                                                                         ------------       ------------
Cash flows from operating activities:
Income from operations:                                                  $        384       $        126
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                         2,809              2,558
          Provision for bad debts                                               3,369              2,277
          Changes in assets and liabilities:
              Accounts receivable                                             (17,725)            (6,359)
              Inventories                                                     (34,584)            29,915
              Prepaid expenses and deferred income taxes                        8,433                197
              Other assets                                                        156                135
              Accounts payable                                                 21,434            (19,424)
              Other accrued liabilities                                        (5,441)            (5,573)
                                                                         ------------       ------------
                Net cash (used in) provided by operating activities           (21,165)             3,852
                                                                         ------------       ------------

Cash flows from investing activities:
Acquisition of property, equipment and other, net                                (399)            (3,903)
                                                                         ------------       ------------
                      Net cash used in investing activities                      (399)            (3,903)
                                                                         ------------       ------------

Cash flows from financing activities:
Net borrowings under line of credit agreements                                  3,955                151
Repayment of long-term notes payable to RSA                                    (3,500)            (3,500)
Proceeds from issuance of Common Stock and warrants                            17,528                507
Net borrowings on other long term liabilities                                   5,854                190
                                                                         ------------       ------------
                Net cash provided by (used in) financing activities            23,837             (2,652)
                                                                         ------------       ------------

Effect of exchange rate changes on cash                                          (395)               281
Net increase (decrease) in cash                                                 1,878             (2,422)
Cash at beginning of period                                                     1,308              7,465
                                                                         ------------       ------------
Cash at end of period                                                    $      3,186       $      5,043
                                                                         ============       ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                         $      7,099       $      8,261
        Income taxes                                                     $     (9,111)      $      2,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

      The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of statement. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. The operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Prior year amounts have been reclassified to conform with current presentation.

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

Note 2 - Acquisitions:

      The results of operations of the acquired businesses as described below are included in the consolidated financial statements from the dates of acquisition.

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

                   Cash                            $  3,014
                   Accounts receivable               16,229
                   Inventories                        7,006
                   Equipment and other assets         2,841
                   Goodwill                           3,124
                   Other intangibles                  2,500
                   Accounts payable                  (7,100)
                   Other accrued liabilities         (3,792)
                   Notes payable                     (9,630)
                                                   --------
                   Total consideration             $ 14,192
                                                   ========

      Other intangibles include trade name, supplier relationships and a non-compete agreement, with estimated useful lives for depreciation of 20 years, ten years and three years, respectively.

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

                   Accounts receivable             $  6,182
                   Inventories                        7,397
                   Equipment and other assets           661
                   Goodwill                           9,293
                   Accounts payable                  (9,915)
                   Other accrued liabilities         (1,928)
                   Notes payable                       (998)
                                                   --------
                   Total consideration             $ 10,692
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

                  Accounts receivable                 $ 1,069
                  Inventories                           1,033
                  Equipment and other assets               42
                  Goodwill and other intangibles        1,526
                  Accounts payable                       (775)
                  Other accrued liabilities              (401)
                  Notes payable                          (294)
                                                      -------
                  Total consideration                 $ 2,200
                                                      =======

      Results of operations of FFG were not material to the Company.

Note 3 - Change in Accounting for Goodwill and Certain Other Intangibles:

      In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

      In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                       Three Months Ended March 31,
                                       -----------------------------
                                           2002             2001
                                       -----------      -----------
Reported net income                    $       384      $       126
Add back:  Goodwill amortization                --              362
                                       -----------      -----------
Adjusted net income                    $       384      $       488
                                       ===========      ===========

Basic earnings per share:
    Reported net income per share      $      0.02      $      0.01
    Goodwill amortization                       --             0.02
                                       -----------      -----------
    Adjusted net income per share      $      0.02      $      0.03
                                       ===========      ===========

Diluted earnings per share:
    Reported net income per share      $      0.02      $      0.01
    Goodwill amortization                       --             0.02
                                       -----------      -----------
    Adjusted net income per share      $      0.02      $      0.03
                                       ===========      ===========

      The Company has acquired certain intangible assets through acquisitions. The carrying values and accumulated amortization of these assets at March 31, 2002 are as follows (in thousands):

                                               As of March 31, 2002
                                           --------------------------------
                                           Gross Carrying     Accumulated
          Amortized Intangible Assets          Amount         Amortization
                                           --------------    --------------
          Non-compete agreements             $    2,137        $     (811)
          Trademark                               3,770              (157)
          Tradename                                 300                (4)
          Supplier relationships                  1,200               (30)
                                             ----------        ----------
          Total                              $    7,407        $   (1,002)
                                             ==========        ==========

      The expected amortization of these balances over the next five fiscal years are as follows (in thousands):

          Aggregate Amortization Expense
          ------------------------------------------------------
          For year ended 12/31/01                                    $ 330
          ------------------------------------------------------
          Estimated Amortization Expense
          ------------------------------------------------------
          For year ended 12/31/02                                    $ 790
          For year ended 12/31/03                                    $ 755
          For year ended 12/31/04                                    $ 575
          For year ended 12/31/05                                    $ 248
          For year ended 12/31/06                                    $ 238

Note 4 - Earnings per Share:

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

      Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

                                                               Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                               2002              2001
                                                           ----------        ----------
Net income                                                 $      384        $      126
                                                           ==========        ==========

Weighted average common shares outstanding (Basic)             18,099            15,842
Effect of dilutive options and warrants                         1,061             1,575
                                                           ----------        ----------
Weighted average common share outstanding (Diluted)            19,160            17,417
                                                           ==========        ==========

      Outstanding options to purchase 1,787,111 and 852,383 shares of Common Stock were excluded from the computation of diluted net income per share for the three months ended March 31, 2002, and March 31, 2001, respectively, because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Lines of Credit and Long Term Debt:

      On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2002, was 4.5%, and the balance outstanding at March 31, 2002 was $88.3 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at March 31, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31,

2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at March 31, 2002 on this long-term debt was $89.5 million.

      On November 13, 2001, in connection with the acquisition of Total Tec, the Company assumed a $17.5 million short-term borrowing facility with Summit Business Capital Corporation ("SBCC"). This facility is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. At March 31, 2002, approximately $2.9 million was outstanding under the SBCC borrowing facility. The acquisition of Total Tec was funded through borrowings under the Company's revolving line of credit.

      On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited, which was increased to $60 million in October 2000. This facility is secured by substantially all of Ideal's accounts receivable, bears interest at NatWest's base rate plus 1.5% and continues indefinitely subject to termination by NatWest or the Company with three months notice. There are no financial covenant requirements. At March 31, 2002, approximately $35.9 million was outstanding under the NatWest borrowing facility. The Company believes that if NatWest were to terminate the facility, alternative financing could be obtained or additional funds could be obtained under other existing lines to replace the funding provided by NatWest. If the Company were not able to replace the facility, the Company's liquidity and financial position may be adversely affected.

      On October 16, 2000, the Company exercised the option to purchase land and buildings occupied by Ideal for approximately $24.0 million. The purchase was funded through existing cash resources under the NatWest borrowing facility of approximately $11.0 million and a five-year mortgage of approximately $13.0 million bearing interest at LIBOR plus 1.5%. There are no cross default provisions within this agreement and the NatWest facility. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. At March 31, 2002, the balance outstanding was $11.3 million. The Company was not in compliance with a financial ratio covenant related to this facility at March 31, 2002, however the Company has received a waiver from NatWest regarding this non-compliance. The Company and NatWest are currently negotiating a covenant base more favorable to the Company. The new covenant base will be periodically reviewed. If the Company does not remain in compliance with the bank covenants in future periods, and is unable to obtain a waiver of noncompliance, NatWest has the option to demand full and immediate payment of the debt. The Company has classified the outstanding balance as a current liability pending completion of negotiations with its bank.

Note 6 - Common Stock:

      In March 2002, the Company received proceeds of approximately $16.5 million from a private placement of 1,500,000 shares of Common Stock. The Company also issued to the purchasers warrants to purchase an additional 750,000 shares of Common Stock at an exercise price of $11.00 per share. The Company valued the warrants at $3,858,000 using the Black-Scholes option pricing model applying an expected life of 18 months, a risk free interest rate of 6.59% and a volatility of 69%. The warrant was recorded as a component of equity.

Note 7 - Commitments and Contingencies:

      The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 8 - Comprehensive Income:

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

      Comprehensive income (loss) is as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                        -----------------------------
                                                           2002               2001
                                                        ----------         ----------
Net income                                              $      384         $      126
Other comprehensive loss:
    Foreign currency translation adjustments                (1,021)            (1,352)
                                                        ----------         ----------
Total comprehensive loss                                $     (637)        $   (1,226)
                                                        ==========         ==========

Note 9 - Recently Issued Accounting Statements:

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets. These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets.

      SFAS 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS 142 on January 1, 2002. As a result, the Company has ceased amortization of $53.5 million in goodwill.

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

Note 10 - Restructuring Costs:

      In the second and third quarters of 2001, the Company accrued restructuring costs of $4.8 million in response to the economic slowdown. These costs consisted primarily of the discontinuance and non-cash write-off of certain fixed assets valued at $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities. At March 31, 2002, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                         Restructuring
                                                          Liabilities
                       Total Charge     Cash Payments   at March 31, 2002
                       ------------     -------------   -----------------
      Severance costs    $   2,199        $   2,159         $      40
      Lease costs              238              181                57
                         ---------        ---------         ---------
      Total              $   2,437        $   2,340         $      97
                         =========        =========         =========

Note 11 - Geographic Information:

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 47% and 41% of total sales for the three months ended March 31, 2002 and 2001, respectively.

                                                                       (In thousands)
                                                                 Three Months Ended March 31,
                                                               --------------------------------
      Geographic information consists of the following:            2002                2001
                                                               ------------        ------------
      Net sales:
          North America                                        $    270,497        $    276,755
          Latin America                                              52,808              68,684
          Europe                                                    199,623             190,084
                                                               ------------        ------------
              Total                                            $    522,928        $    535,523
                                                               ============        ============

                                                                          March 31,
                                                               --------------------------------
      Long-lived assets:                                           2002                2001
                                                               ------------        ------------
          United States                                        $     50,488        $     49,792
          United Kingdom                                             50,339              49,029
          Other foreign countries                                    14,227                 349
                                                               ------------        ------------
               Total                                           $    115,054        $     99,170
                                                               ============        ============

Note 12 - Derivative Financial Instruments:

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of

1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may'" "could'" "will," and similar words or expressions. This forward-looking information generally relates to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, ability to negotiate a new senior credit facility, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2001. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      Sales were $522.9 million for the quarter ended March 31, 2002, compared to sales of $535.5 million for the quarter ended March 31, 2001, which represented a decrease of $12.6 million, or 2%. The decrease in sales was primarily attributable to a decrease in sales in the Americas, partially offset by sales expansion related to the acquisitions of Touch The Progress Group BV ("TTPG") in May 2001 and Total Tec Systems, Inc. ("Total Tec") in November 2001.

      The Company's gross profit for the quarter ended March 31, 2002 was $47.4 million compared to $45.4 million for the quarter ended March 31, 2001, which represented an increase of $2.0 million, or 4%. The increase in the dollar amount of gross profit was primarily the result of the acquisitions of TTPG and Total Tec and overall gross margin improvement. As a percentage of sales, gross margins were 9.1% compared to 8.5% in the same period last year. The gross margin percentage increase was primarily due to margin improvement in several product categories, a favorable shift in the product mix sold and increased supplier rebate programs.

      Selling, general and administrative expenses increased to $42.7 million for the quarter ended March 31, 2002 from $39.6 million for the quarter ended March 31, 2001, an increase of $3.1 million, or 8%. As a percentage of sales, selling, general and administrative expenses increased in the first quarter of 2002 to 8.2% from 7.4% in the first quarter of 2001. The increase in expenses was attributable to the acquisitions of TTPG and Total Tec and investments in strategic programs.

      Interest expense was $4.1 million for the quarter ended March 31, 2002 as compared to $5.6 million in the same period last year. This decrease was primarily due to decreased interest rates on combined borrowings during the first quarter of 2002 and overall decreased borrowings during the quarter for worldwide working capital purposes. Interest rates on combined borrowings were 6.8% in the first quarter of 2002 compared to 9.2% in the same period last year.

      The effective income tax rate was 42.0% for the quarters ended March 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

      In recent years, the Company has funded its working capital requirements principally through borrowings under subordinated term loans and bank lines of credit, as well as proceeds from warrants and stock option exercises. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

      In March 2002, the Company received proceeds of approximately $16.5 million from a private placement of 1,500,000 shares of Common Stock. The Company also issued to the purchasers, a warrant to purchase an additional 750,000 shares of Common Stock at an exercise price of $11.00 per share.

      Net cash used in operating activities for the three months ended March 31, 2002, was $21.2 million. The Company's inventories increased as of March 31, 2002 to $230.4 million from $195.8 million as of December 31, 2001, and the Company's accounts payable increased to $253.1 million as of March 31, 2002 from $231.7 million as of December 31, 2001. The increases in inventories and accounts payable are primarily a result of increased inventory purchases. The Company's accounts receivable increased to $313.5 million as of March 31, 2002 from $299.1 million as of December 31, 2001. The increase in accounts receivable was primarily related to a shift in the timing of sales toward the end of the current quarter. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

      On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit for the three month period ended March 31, 2002, was 4.5%, and the balance outstanding at March 31, 2002 was $88.3 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at March 31, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at March 31, 2002 on this long-term debt was $89.5 million.

      On November 13, 2001, the Company acquired Total Tec Systems, Inc. ("Total Tec") for a combination of cash and shares of the Company's common stock totaling approximately $14.2 million, including acquisition costs. Liabilities assumed included a $17.5 million borrowing facility with Summit Business Capital Corporation ("SBCC") which is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. At March 31, 2002, approximately $2.9 million was outstanding under the SBCC borrowing facility. The acquisition of Total Tec was funded through borrowings under the Company's revolving line of credit.

      On August 3, 2000, the Company acquired Ideal Hardware Limited ("Ideal"), for a combination of cash, assumption of liabilities and notes payable totaling approximately $28.9 million, including acquisition costs. The acquisition of Ideal was funded through borrowings under the RSA facility. Liabilities assumed included a $43 million borrowing facility with Lombard NatWest Limited (the "NatWest" facility) which is secured by substantially all of Ideal's accounts receivable and bears interest at NatWest's base rate plus 1.5%. This facility was increased to $60 million in October 2000 and as of June 2001 it was agreed that the NatWest borrowing arrangement would continue indefinitely subject to termination by NatWest or the Company with three months notice. There are no financial covenant requirements. At March 31, 2002, approximately $35.9 million was outstanding under the NatWest borrowing facility. The Company believes that if NatWest were to terminate the facility, alternative financing could be obtained or additional funds could be obtained under other existing lines to replace the funding provided by NatWest. If the Company were not able to replace the facility, the Company's liquidity and financial position may be adversely affected.

      On October 16, 2000, the Company exercised the option to purchase land and buildings occupied by Ideal for approximately $24.0 million. The purchase was funded through existing cash resources under the NatWest borrowing facility of approximately $11.0 million and a five-year mortgage of approximately $13.0 million bearing interest at LIBOR plus 1.5%. There are no cross default provisions within this agreement and the NatWest facility. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. At March 31, 2002, the balance outstanding was $11.3 million. The Company was not in compliance with a financial ratio covenant related to this facility at March 31, 2002, however the Company has received a waiver from NatWest regarding this non-compliance. The Company and NatWest are currently negotiating a covenant base more favorable to the Company. The new covenant base will be periodically reviewed. If the Company does not remain in compliance with the bank covenants in future periods, and is unable to obtain a waiver of noncompliance, NatWest has the option to demand full and immediate payment of the debt. The Company has classified the outstanding balance as a current liability pending completion of negotiations with its bank.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. Average borrowings outstanding on the variable rate credit facility with First Union National Bank were $91.4 million for the quarter ended March 31, 2002, $38.9 million under Ideal's borrowing facility with Lombard NatWest and $2.9 million under Total Tec's borrowing facility with SBCC. These credit facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the quarter under the First Union, NatWest and SBCC facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.3 million.

         A substantial part of the Company's revenue and capital expenditures are transacted in U.S. Dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized foreign currency remeasurement and transaction gains of $289,000 during the quarter ended March 31, 2002. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

            On March 7, 2002, the Company sold an aggregate of 1,500,000 shares of Common Stock at a price of $11.00 per share and issued warrants to purchase, at $11.00 per share, an aggregate of 750,000 shares of Common Stock. The securities were sold to two accredited investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. A restrictive securities legend has been placed on the certificates representing the securities.

ITEM 6: EXHIBITS AND REPORTS

      (a)   Exhibits:

            See Exhibit Index on page following Signatures.

      Reports on Form 8-K:

      None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

                                            BELL MICROPRODUCTS INC.

                                            BY:      BENEDICTUS BORSBOOM
                                               ---------------------------------
                                            EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

                             BELL MICROPRODUCTS INC.

                                  EXHIBIT INDEX

                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 2002

Exhibit Number             Description
--------------             -----------
      10.1                 Management Retention Agreement dated May 7, 2001, between the Company and Benedictus
                           Borsboom

      10.2                 1998 Stock Plan, as amended and restated through February 20, 2002