Form 10-Q
period 2002-06-30
BELL MICROPRODUCTS INC
filed 2002-08-14
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         ( MARK ONE )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 2002

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________  TO  ____________

         COMMISSION FILE NUMBER       0-21528
                                    --------------

                                    BELL MICROPRODUCTS INC.
-------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                        94-3057566
------------------------------------               ----------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                    95131-1721
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

         YES      X              NO
            --------------          ---------------

COMMON STOCK, $.01 PAR VALUE --  NUMBER OF SHARES OUTSTANDING AT AUGUST 9, 2002:
----------------------------     19,607,680

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                                                     Page
PART  I  -  FINANCIAL INFORMATION                                                                   Number
---------------------------------                                                                   ------
        Item 1:       Financial Statements

                           Condensed Consolidated Balance Sheets -- June 30, 2002 and December
                           31, 2001                                                                   3

                           Condensed Consolidated Statements of Income - Three months and six
                           months ended June 30, 2002 and 2001                                        4

                           Condensed Consolidated Statements of Cash Flows -  Six months ended
                           June 30, 2002 and 2001                                                     5

                           Notes to Condensed Consolidated Financial Statements                       6

        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             14

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                       18

PART II  -  OTHER INFORMATION

        Item 2:      Changes in Securities and Use of Proceeds                                       19

        Item 4:      Submission of Matters to a Vote of Security Holders                             19

        Item 6:      Exhibits and Reports                                                            19

        Signatures                                                                                   20



PART I  -  FINANCIAL INFORMATION
--------------------------------

ITEM 1:  FINANCIAL STATEMENTS

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                                             June 30,             December 31,
                                                               2002                  2001
                                                             ---------            -----------
ASSETS
Current assets:
     Cash and cash equivalents                               $   5,122            $   1,308
     Accounts receivable, net                                  304,383              299,108
     Inventories                                               191,062              195,791
     Prepaid expenses and other current assets                  18,144               29,234
                                                             ---------            ---------
                  Total current assets                         518,711              525,441

Property and equipment, net                                     49,450               50,706
Goodwill                                                        53,520               53,307
Intangibles                                                      6,211                6,602
Deferred debt issuance costs and other assets                    7,366                7,631
                                                             ---------            ---------
     Total assets                                            $ 635,258            $ 643,687
                                                             =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $ 222,490            $ 231,715
     Borrowings under lines of credit                          115,250               37,266
     Short-term note payable and current portion
         of long-term notes payable                             28,358               23,431
     Other accrued liabilities                                  43,118               49,065
                                                             ---------            ---------
                  Total current liabilities                    409,216              341,477

Borrowings under line of credit                                     --               86,650
Long-term notes payable                                         79,000               85,052
Other long-term liabilities                                      4,339                4,739
                                                             ---------            ---------
     Total liabilities                                         492,555              517,918
                                                             ---------            ---------
Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000 shares
       authorized; 19,607 and 17,578
       issued and outstanding                                  113,981               94,553
     Retained earnings                                          26,676               32,365
     Accumulated other comprehensive income                      2,046               (1,149)
                                                             ---------            ---------
        Total shareholders' equity                             142,703              125,769
                                                             ---------            ---------
     Total liabilities and shareholders' equity              $ 635,258            $ 643,687
                                                             =========            =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                     -----------------------------       ---------------------------
                                                            Three months ended                  Six months ended
                                                                June 30,                           June 30,
                                                     -----------------------------       ----------------------------
                                                          2002             2001              2002                2001
                                                     -----------       -----------       -----------       -----------
Net sales                                            $   497,713       $   455,686       $ 1,020,641       $   991,209
Cost of sales                                            457,715           422,826           933,222           912,927
                                                     -----------       -----------       -----------       -----------
Gross profit                                              39,998            32,860            87,419            78,282

Operating expenses:
   Selling, general and administrative expenses           42,096            39,018            84,792            78,644
   Restructuring costs and special charges                 2,283             1,540             2,283             1,540
                                                     -----------       -----------       -----------       -----------
Total operating expenses                                  44,379            40,558            87,075            80,184

Income (loss) from operations                             (4,381)           (7,698)              344            (1,902)
Interest expense                                          (4,408)           (5,098)           (8,471)          (10,677)
                                                     -----------       -----------       -----------       -----------

Loss before income tax benefit                            (8,789)          (12,796)           (8,127)          (12,579)
Income tax benefit                                        (2,716)           (5,123)           (2,438)           (5,032)
                                                     -----------       -----------       -----------       -----------
Net loss                                             $    (6,073)      $    (7,673)      $    (5,689)      $    (7,547)
                                                     ===========       ===========       ===========       ===========

Loss per share
    Basic                                            $     (0.31)      $     (0.47)      $     (0.30)      $     (0.47)
                                                     ===========       ===========       ===========       ===========
    Diluted                                          $     (0.31)      $     (0.47)      $     (0.30)      $     (0.47)
                                                     ===========       ============      ===========       ===========
Shares used in per share calculation
    Basic                                                 19,327            16,173            18,713            16,008
                                                     ===========       ===========       ===========       ===========
    Diluted                                               19,327            16,173            18,713            16,008
                                                     ===========       ===========       ===========       ===========


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                  (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                                        Six months ended June 30,
-------------------------------------------------------------------------------------------------
                                                                            2002          2001
                                                                         ---------      ---------
Cash flows from operating activities:
Net loss from operations:                                                $ (5,689)      $ (7,547)
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                     5,510          5,374
          Provision for bad debts                                           5,830          5,827
          Gain on disposal of property, equipment and other                  (234)            (1)
          Changes in assets and liabilities:
              Accounts receivable                                          11,649         27,869
              Inventories                                                  13,732         47,856
              Prepaid expenses and deferred income taxes                   11,191         (7,794)
              Other assets                                                    272            412
              Accounts payable                                            (27,171)       (57,078)
              Other accrued liabilities                                   (12,626)        (6,989)
                                                                         --------       --------

                Net cash  provided by operating activities                  2,464          7,929
                                                                         --------       --------

Cash flows from investing activities:
Acquisition of property, equipment and other                               (4,394)        (9,458)
Proceeds from sale of property, equipment and other                         2,005             73
Acquisition of new businesses                                                  --         (3,313)
                                                                         --------       --------
                      Net cash used in investing activities                (2,389)       (12,698)
                                                                         --------       --------

Cash flows from financing activities:
Net borrowings under line of credit agreements                            (13,548)        78,533
Repayment of long-term notes payable to RSA                                (3,500)       (83,500)
Proceeds from issuance of Common Stock and warrants                        19,428          2,094
Borrowings on notes and leases payable                                      9,545          2,928
Repayments of notes and leases payable                                     (8,188)          (957)
                                                                         --------       --------

                Net cash provided by (used in) financing activities         3,737           (902)
                                                                         --------       --------

Effect of exchange rate changes on cash                                         2             14
                                                                         --------       --------

Net increase (decrease) in cash                                             3,814         (5,657)
Cash at beginning of period                                                 1,308          7,465
                                                                         --------       --------
Cash at end of period                                                    $  5,122       $  1,808
                                                                         ========       ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                         $ 10,976       $ 12,217
        Income taxes                                                     $     42       $  3,362
Supplemental non-cash financing activities:
   Common Stock issued for acquisition (Note 2)                          $     --       $  8,277


         The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -- Basis of Presentation:

         The condensed consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of statement. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. The operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain prior year amounts have been reclassified to conform with current presentation.

         The Company operates in one business segment as a distributor of storage products and systems as well as semiconductor and computer products and peripherals to original equipment manufacturers (OEMs), value-added resellers
(VARs) and dealers in the United States, Canada, Europe and Latin America. Computer products include disk, tape and optical drives and subsystems, drive controllers, computers and board-level products. Semiconductor products include memory, logic microprocessor, peripheral and specialty components. The Company's Total Tec division markets computer and storage systems to end user and VAR customers in the eastern USA. The Company also provides a variety of value-added services to its customers, consisting of computer storage solutions and services, including subsystem testing, software loading, mass storage and computer systems integration, disk drive formatting and testing, and the packaging of component kits to customer specifications.

Note 2 -- Acquisitions:

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

         Total Tec was acquired for a total purchase price of approximately $14.2 million which included cash of approximately $9 million, the issuance of 400,000 shares of the Company's Common Stock that include a certain share price guarantee and acquisition costs. The share price guarantee provides for the issuance of additional consideration if the market value of the Company's Common Stock is less than $12.50 per share on the first anniversary of the closing date of the acquisition. As a result of this guarantee, the Common Stock issued as part of the acquisition has been valued at the $12.50 guaranteed amount. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):



                           Cash                               $    3,014
                           Accounts receivable                    16,229
                           Inventories                             7,006
                           Equipment and other assets              2,841
                           Goodwill                                3,124
                           Other intangibles                       2,500
                           Accounts payable                       (7,100)
                           Other accrued liabilities              (3,792)
                           Notes payable                          (9,630)
                                                              ----------
                           Total consideration                $   14,192
                                                              ==========

         Other intangibles include trade name, supplier relationships and a non-compete agreement, with estimated useful lives for amortization of 20 years, ten years and three years, respectively.

         Results of operations of Total Tec were not material to the Company.

Touch The Progress Group BV Acquisition

         On May 22, 2001, the Company acquired all the capital stock of Touch The Progress Group BV ("TTPG"), a privately held company headquartered in the Netherlands, with offices in Belgium, Germany and Austria. TTPG designs, manufactures, markets and supports high performance and tailor made storage solutions, critical to success in high availability, midrange and high-end enterprise computing environments.

         TTPG was acquired for a total purchase price of approximately $10.5 million which included cash of $2.5 million, the issuance of 560,000 shares of the Company's Common Stock valued at $7.5 million that include a one-year share price guarantee and acquisition costs. The Common Stock issued was valued in accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of the Company's Common Stock for the two days prior to the acquisition date and the closing price of the Company's Common Stock on the date of acquisition. The share price guarantee provides for the issuance of additional consideration if the market value of the Company's Common Stock is less than $12.50 per share on the first anniversary of the closing date of the acquisition. This was a below-market share price guarantee and was accounted for in accordance with ETIF Issue No. 97-15, "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination." In June, 2002, the Company issued an additional 74,714 shares of the Company's Common Stock as a result of the share price guarantee. The purchase price was allocated to the acquired assets and assumed liabilities based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):


              Accounts receivable                            6,182
              Inventories                                    7,397
              Equipment and other assets                       661
              Goodwill                                       9,293
              Accounts payable                              (9,915)
              Other accrued liabilities                     (1,928)
              Notes payable                                   (998)
                                                        ----------
              Total consideration                       $   10,692
                                                        ==========

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

         FFG was acquired for a total purchase price of approximately $2.2 million which included cash of $1.1 million, the issuance of 60,324 shares of the Company's Common Stock valued at $800,000 and acquisition costs. The Common Stock issued was valued in accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of the Company's Common Stock for the two days prior to the acquisition date and the closing price of the Company's Common Stock on the date of acquisition. The Company is obligated to pay up to an additional $325,000 in cash within three years of the closing date as a contingent incentive payment to be based upon earnings achieved during certain periods, up to March 31, 2003. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):


            Accounts receivable                         $       1,069
            Inventories                                         1,033
            Equipment and other assets                             42
            Goodwill and other intangibles                      1,526
            Accounts payable                                     (775)
            Other accrued liabilities                            (401)
            Notes payable                                        (294)
                                                        -------------
            Total consideration                         $       2,200
                                                        =============

         Results of operations of FFG were not material to the Company.

Note 3 -- Change in Accounting for Goodwill and Certain Other Intangibles:

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. The Company has one reporting unit and supplemental comparative disclosure as if goodwill had not been amortized in the prior year period is as follows (in thousands, except per share amounts):

                                      Three Months Ended June 30,     Six Months Ended June 30,
                                      ---------------------------     -------------------------
                                         2002            2001            2002            2001
                                      ---------       ----------      ----------      ---------
Reported net loss                     $  (6,073)      $  (7,673)      $  (5,689)      $  (7,547)
Add back:  Goodwill amortization             --             402              --             764
                                      ---------       ---------       ---------       ---------
Adjusted net loss                     $  (6,073)      $  (7,271)      $  (5,689)      $  (6,783)
                                      =========       =========       =========       =========
Basic loss per share:
    Reported loss per share           $   (0.31)      $   (0.47)      $   (0.30)      $   (0.31)
    Goodwill amortization                    --            0.02              --            0.04
                                      ---------       ---------       ---------       ---------
    Adjusted net loss per share       $   (0.31)      $   (0.45)      $   (0.30)      $   (0.27)
                                      =========       =========       =========       =========
Diluted loss per share:
    Reported net loss per share       $   (0.31)      $   (0.47)      $   (0.30)      $   (0.31)
    Goodwill amortization                    --            0.02              --            0.04
                                      ---------       ---------       ---------       ---------
    Adjusted net loss per share       $   (0.31)      $   (0.45)      $   (0.30)      $   (0.27)
                                      =========       =========       =========       =========

         The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, a trademark, a tradename and supplier relationships, with estimated useful lives for amortization of three years, 40 years, 20 years and ten years, respectively. The carrying values and accumulated amortization of these assets at June 30, 2002 are as follows (in thousands):

                                                             As of June 30, 2002
                                                   ------------------------------------
                                                   Gross Carrying          Accumulated
          Amortized Intangible Assets                  Amount              Amortization
          ---------------------------              --------------          ------------
          Non-compete agreements                    $       2,137          $       (953)
          Trademark                                         3,770                  (181)
          Tradename                                           300                    (7)
          Supplier relationships                            1,200                   (60)
                                                    -------------          ------------
          Total                                     $       7,407          $     (1,201)
                                                    =============          ============


         The expected amortization of these balances over the next five fiscal years are as follows (in thousands):


          Aggregate Amortization Expense
          ------------------------------
          For year ended 12/31/01                      $     330

          ------------------------------
          Estimated Amortization Expense
          ------------------------------
          For year ending 12/31/02                     $     790
          For year ending 12/31/03                     $     755
          For year ending 12/31/04                     $     575
          For year ending 12/31/05                     $     248
          For year ending 12/31/06                     $     238

Note 4 -- Earnings (loss) per Share:

         Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period resulting from stock options using the treasury stock method. Due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same.

         For the three months ended June 30, 2002 and 2001, all outstanding options, grants and warrants to purchase 5,801,757 and 4,781,608 shares of common stock, respectively were excluded from the computation of diluted net loss per share because they were antidilutive.

Note 5 -- Lines of Credit:

         On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2002, was 4.6%, and the balance outstanding at June 30, 2002 was $77.3 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at June 30, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected. The First Union Facility matures May 13, 2003, and accordingly has been reclassified as a short term liability. The Company has initiated negotiations to renew its borrowing facility with its current lenders, and is currently exploring additional and alternative financing arrangements to fund the Company's working capital needs. If the Company is unable to renew its existing line of credit, or otherwise obtain financing equivalents, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at June 30, 2002 was $89.5 million.

         On November 13, 2001, in connection with the acquisition of Total Tec, the Company assumed a $17.5 million short-term borrowing facility with Summit Business Capital Corporation ("SBCC"). This facility is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. At June 30, 2002, there were no borrowings outstanding under the SBCC facility.

         On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited, which was increased to $60 million in October 2000. This facility is secured by substantially all of Ideal's accounts receivable, bears interest at NatWest's base rate plus 1.5% and continues indefinitely subject to termination by NatWest or the Company with three months notice. There are no financial covenant requirements. At June 30, 2002, approximately $38.0 million was outstanding under the NatWest borrowing facility. The Company believes that if NatWest were to terminate the facility, alternative financing could be obtained or additional funds could be obtained under other existing lines to replace the funding provided by NatWest. Currently the Company is seeking an increased line of credit with a number of European financial institutions that will enable the Company to fund its forecasted growth. If the Company were not able to replace the facility or obtain an increased line of credit, the Company's liquidity and financial position may be adversely affected.

         On October 16, 2000, the Company exercised the option to purchase land and buildings occupied by Ideal for approximately $24.0 million. The purchase was funded through existing cash resources under the NatWest borrowing facility of approximately $11.0 million and a five-year mortgage of approximately $13.0 million bearing interest at LIBOR plus 1.5%. There are no cross default provisions within this agreement and the NatWest facility. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. In the first quarter of 2002, the Company sold a portion of the property for $1.7 million, and recorded a net gain on the sale of approximately $270,000. Proceeds were used to reduce the balance on the mortgage. At June 30, 2002, the balance outstanding was $9.9 million. The Company was not in compliance with a financial ratio covenant related to this facility at June 30, 2002. The Company has received a waiver from NatWest regarding this non-compliance, however the Company does not expect to be in compliance with the same quarterly covenant at September 30, 2002. As a result, the balance of the mortgage continues its classification as a current liability. If the Company does not remain in compliance with the bank covenants in future periods, and is unable to obtain a waiver of noncompliance, NatWest has the option to demand full and immediate payment of the debt. The Company believes it has adequate financing available and can obtain alternative financing to repay the loan if NatWest were to demand immediate repayment.

Note 6 -- Common Stock:

         In March 2002, the Company received proceeds of approximately $16.5 million from a private placement of 1,500,000 shares of Common Stock. The Company also issued to the purchasers warrants to purchase an additional 750,000 shares of Common Stock at an exercise price of $11.00 per share. The Company valued the warrants at $3,858,000 using the Black-Scholes option pricing model applying an expected life of 18 months, a risk free interest rate of 6.59% and a volatility of 69%. The warrants were recorded as a component of equity.

Note 7 -- Commitments and Contingencies:

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 8 -- Comprehensive Income:

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

         Comprehensive income (loss) is as follows (in thousands):

                                         Three Months Ended            Six Months Ended
                                             June 30,                       June 30,
                                        ----------------------      ----------------------
                                         2002           2001          2002          2001
                                        -------       --------      --------      --------
Net loss                                $(6,073)      $(7,673)      $(5,689)      $(7,547)
Other comprehensive income (loss):
    Foreign currency translation
       adjustments                        4,216            (7)        3,195        (1,359)
                                        -------       -------       -------       -------
Total comprehensive loss                $(1,857)      $(7,680)      $(2,494)      $(8,906)
                                        =======       =======       =======       =======

         Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

Note 9 -- Recently Issued Accounting Statements:

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

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 for our fiscal year beginning January 1, 2003 and do not expect that the adoption will have a material impact on our financial position, results of operations, or cashflows.

Note 10 -- Restructuring Costs and Special Charges:

         In the second quarter of 2002, the Company recorded special charges of $2.3. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. The special charges related to Rorke Data Europe included accrued costs for future lease obligations for non-cancelable lease payments of $338,000, other facility closure costs of $77,000 and severance and benefits of $29,000 for involuntary employee terminations.

         In the second and third quarters of 2001, the Company accrued restructuring costs of $4.8 million. These costs consisted primarily of the discontinuance and non-cash write-off of certain fixed assets valued at $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities.

         At June 30, 2002, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                     Restructuring
                                              Total        Cash       Liabilities
                                              Charges    Payments   at June 30, 2002
                                              -------    --------   ----------------
     Severance costs                          $2,228      $2,199         $   29
     Lease costs                                 576         181            395
     Other facility closure costs                 77          --             77
                                              ------      ------         ------
     Total                                    $2,881      $2,380         $  501
                                              ======      ======         ======


Note 11 -- Geographic Information:

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 45% of total sales for the six months ended June 30, 2002 and 2001.

                                                                  (In thousands)
                                                               Six Months Ended June 30,
                                                          --------------------------------
      Geographic information consists of the following:      2002                  2001
                                                          ----------            ----------
     Net sales:
         North America                                    $  509,201            $  499,935
         Latin America                                       104,665               130,684
         Europe                                              406,776               360,590
                                                          ----------            ----------
             Total                                        $1,020,642            $  991,209
                                                          ==========            ==========
                                                                      June 30,
                                                          --------------------------------
     Long-lived assets:                                     2002                   2001
                                                          ----------            ---------
         United States                                    $   49,354            $   49,615
         United Kingdom                                       52,986                59,162
         Other foreign countries                              14,207                 4,012
                                                          ----------            ----------
             Total                                        $  116,547            $  112,789
                                                          ==========            ==========



Note 12 -- Derivative Financial Instruments:


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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Net sales were $497.7 million for the quarter ended June 30, 2002, compared to sales of $455.7 million for the quarter ended June 30, 2001, which represented an increase of $42.0 million, or 9%. Of the total increase in sales, $34.7 million was attributable to the expansion of the customer base related to the acquisitions of Touch The Progress Group BV ("TTPG") in May 2001 and Total Tec Systems, Inc. ("Total Tec") in November 2001, and the remaining amount was primarily due to growth in unit sales to existing and new customers in Europe and North America.

         The Company's gross profit for the quarter ended June 30, 2002 was $40.0 million compared to $32.9 million for the quarter ended June 30, 2001, which represented an increase of $7.1 million, or 22%. The increase in the dollar amount of gross profit was primarily due to the inventory charge of $8.2 million taken in the second quarter 2001, as discussed below. Excluding the prior year inventory charge, gross profit decreased to $40.0 million from $41.1 million in the quarter ended June 30, 2001, a decrease of $1.1 million, or 3%. Excluding the inventory charge, gross profit increases of $5.1 million contributed through the acquisitions of TTPG and Total Tec were offset by decreases of $6.2 million in the Americas and Europe. Excluding the inventory charge, the overall gross margin was 8.0% compared to 9.0% in the same period last year. The decrease in gross margin percentage was primarily due to intense price competition in computer components.

         Selling, general and administrative expenses increased to $42.1 million for the quarter ended June 30, 2002 from $39.0 million for the quarter ended June 30, 2001, an increase of $3.1 million, or 8%. The increase in expenses was primarily attributable to the acquisitions of TTPG and Total Tec. As a percentage of sales, selling, general and administrative expenses decreased in the second quarter of 2002 to 8.5% from 8.6% in the second quarter of 2001.

         Interest expense was $4.4 million for the quarter ended June 30, 2002 as compared to $5.1 million in the same period last year. This decrease was primarily due to decreased interest rates on combined borrowings during the second quarter and overall decreased borrowings during the quarter for worldwide working capital purposes. Interest rates on combined borrowings were 7.6% for the quarter ended 2002 compared to 8.4% in the same period last year.

         Our effective tax benefit rate of 31% for the quarter ended June 30, 2002 compared to an effective tax benefit rate of 40% for the quarter ended June 30, 2001. The lower tax benefit rate was primarily caused by the impact of non-deductible expenses in relation to the level of losses in each period.

Restructuring Costs and Special Charges

         In the second quarter of 2002, the Company recorded special charges of $2.3. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs of $583,000 related to the closure of the Rorke Data Europe facilities whose operations were consolidated into the Company's TTP division in Almere, the Netherlands.

          In the second quarter of 2001, the Company accrued special charges of $1.5 million consisting primarily of severance and benefits of $1.3 million related to involuntary employee terminations and lease costs of $238,000 pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Minnesota that were vacated due to the reductions in workforce. The Company also recorded a provision for inventory of $8.2 million related to additional excess inventory and a $300,000 provision included in selling, general and administrative expenses. The additional provisions resulted from the decision to discontinue certain product lines and the impact of current market conditions.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net sales were $1,020.6 million for the six months ended June 30, 2002, compared to sales of $991.2 million for the six months ended June 30, 2001, which represented an increase of $29.4 million, or 3%. Of the total increase in sales, $62.2 million was attributable to the increase in the customer base related to the acquisitions of TTPG and Total Tec, $16.4 million was due to growth in unit sales to existing and new customers in Europe and these increases were offset by a decrease of $49.2 million in sales in the Americas.

         The Company's gross profit for the six months ended June 30, 2002 was $87.4 million compared to $78.3 million for the six months ended June 30, 2001, which represented an increase of $9.1 million, or 12%. The increase in the dollar amount of gross profit was primarily due to the inventory charge of $8.2 million taken in the second quarter 2001, as discussed below. Excluding the prior year inventory charge, gross profit increased to $87.4 million compared to $86.5 million for the six months ended June 30, 2001, an increase of $900,000, or 1%. Excluding the inventory charge, gross profit increases of $8.9 million contributed through the acquisitions of TTPG and Total Tec were largely offset by decreases of $8.0 million in Europe and the Americas. Excluding the inventory charge, the overall gross margin was consistent at 8.6% compared to 8.7% in the same period last year.

         Selling, general and administrative expenses increased to $84.8 million for the six months ended June 30, 2002 from $78.6 million for the six months ended June 30, 2001, an increase of $6.2 million, or 8%. As a percentage of sales, selling, general and administrative expenses increased in the first six months of 2002 to 8.3% from 7.9% in the first six months of 2001. The increase in expenses was primarily attributable to the acquisitions of TTPG and Total Tec, and as storage solutions providers, selling, general and administrative expenses as a percentage of sales are typically higher than those of distribution operations.

         Interest expense was $8.5 million in the six months ended June 30, 2002, as compared to $10.7 million in the same period last year. This decrease was primarily due to decreased interest rates on combined borrowings during the first six months of 2002, and overall decreased borrowings during the period for worldwide working capital purposes. Interest rates on combined borrowings were 7.4% in the first six months of 2002 compared to 8.9% in the same period last year.

         Our effective tax benefit rate of 30% for the six months ended June 30, 2002 compared to an effective tax benefit rate of 40% for the six months ended June 30, 2001. The lower tax benefit rate was primarily caused by the impact of non-deductible expenses in relation to the level of losses in each period.

Restructuring Costs and Special Charges

         In the second quarter of 2002, the Company recorded special charges of $2.3 million. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs of $583,000 related to the closure of the Rorke Data Europe facilities whose operations were consolidated into the Company's TTP division in Almere, the Netherlands.

          In the second quarter of 2001, the Company accrued special charges of $1.5 million consisting primarily of severance and benefits of $1.3 million related to involuntary employee terminations and lease costs of $238,000 pertaining to estimated future obligations for non-cancelable lease payments for excess facilities in Minnesota that were vacated due to the reductions in workforce. The Company also recorded a provision for inventory of $8.2 million related to additional excess inventory and a $300,000 provision included in selling, general and administrative expenses. The additional provisions resulted from the decision to discontinue certain product lines and the impact of current market conditions.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under term loans and bank lines of credit as well as proceeds from warrants and stock option exercises. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

         In March 2002, the Company received proceeds of approximately $16.5 million from a private placement of 1,500,000 shares of Common Stock. The Company also issued to the purchasers, warrants to purchase an additional 750,000 shares of Common Stock at an exercise price of $11.00 per share.

         Net cash provided by operating activities for the six months ended June 30, 2002, was $2.5 million. The Company's inventories decreased as of June 30, 2002 to $191.1 million from $195.8 million as of December 31, 2001, and the Company's accounts payable decreased to $222.5 million as of June 30, 2002 from $231.7 million as of December 31, 2001. The decreases in inventories and accounts payable are primarily a result of reduced inventory purchases. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales.

         On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2002, was 4.6%, and the balance outstanding at June 30, 2002 was $77.3 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at June 30, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected. The First Union Facility matures May 13, 2003, and accordingly has been reclassified as a short term liability. The Company has initiated negotiations to renew its borrowing facility with its current lenders, and is currently exploring additional and alternative financing arrangements to fund the Company's working capital needs. If the Company is unable to renew its existing line of credit, or otherwise obtain financing equivalents, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at June 30, 2002 on this long-term debt was $89.5 million.

         On November 13, 2001, in connection with the acquisition of Total Tec, the Company assumed a $17.5 million short-term borrowing facility with Summit Business Capital Corporation ("SBCC"). This facility is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. At June 30, 2002, there were no borrowings outstanding under the SBCC facility.

         On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited, which was increased to $60 million in October 2000. This facility is secured by substantially all of Ideal's accounts receivable, bears interest at NatWest's base rate plus 1.5% and continues indefinitely subject to termination by NatWest or the Company with three months notice. There are no financial covenant requirements. At June 30, 2002, approximately $38.0 million was outstanding under the NatWest borrowing facility. The Company believes that if NatWest were to terminate the facility, alternative financing could be obtained or additional funds could be obtained under other existing lines to replace the funding provided by NatWest. Currently the Company is seeking an increased line of credit with a number of European financial institutions that will enable the Company to fund its forecasted growth. If the Company were not able to replace the facility or obtain an increased line of credit, the Company's liquidity and financial position may be adversely affected.

         On October 16, 2000, the Company exercised the option to purchase land and buildings occupied by Ideal for approximately $24.0 million. The purchase was funded through existing cash resources under the NatWest borrowing facility of approximately $11.0 million and a five-year mortgage of approximately $13.0 million bearing interest at LIBOR plus 1.5%. There are no cross default provisions within this agreement and the NatWest facility. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. In the first quarter of 2002, the Company sold a portion of the property for $1.7 million, and recorded a net gain on the sale of approximately $270,000. Proceeds were used to reduce the balance on the mortgage. At June 30, 2002, the balance outstanding was $9.9 million. The Company was not in compliance with a financial ratio covenant related to this facility at June 30, 2002. The Company has received a waiver from NatWest regarding this non-compliance, however the Company does not expect to be in compliance with the same quarterly covenant at September 30, 2002. As a result, the balance of the mortgage continues its classification as a current liability. If the Company does not remain in compliance with the bank covenants in future periods, and is unable to obtain a waiver of noncompliance, NatWest has the option to demand full and immediate payment of the debt. The Company believes it has adequate financing available and can obtain alternative financing to repay the loan if NatWest were to demand immediate repayment.

         The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company believes its short term borrowing facilities will be renewed, or that alternate financing will be available to provide sufficient working capital to conduct its current operations for the next 12 months.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. Average borrowings outstanding on the variable rate credit facilities with First Union National Bank were $85 million for the quarter ended June 30, 2002 and average borrowings under Ideal's borrowing facility with Lombard NatWest were $36 million for the quarter ended June 30, 2002. The First Union facility and the NatWest Facility have interest rates that are based on associated rates such as Eurodollar, LIBOR and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the quarter under the First Union facility and NatWest Facility, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.2 million.

         The Company purchases forward exchange contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three months ended June 30, 2002.

PART II  -  OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

         Effective June 4, 2002, the Registrant issued 74,714 shares to two Netherlands entities. The shares were issued pursuant to an agreement entered into in May 2001 which guaranteed the Registrant's stock price on the first anniversary of the Registrant's acquisition of Touch The Progress Group BV. The Registrant relied on the exemption from registration provided by Regulation S under the Securities Act of 1933. The certificates representing the shares contain a restrictive securities legend and stock transfer restrictions were contained in the acquisition agreement among the parties.


Item 4:  Submission of Matters to a Vote of Security Holders

         Registrant held its Annual Meeting of Shareholders on May 16, 2002.

         At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                                   For               Against           Withheld            Nonvotes
                                                ----------           -------           --------            --------
              W. Donald Bell                    12,266,838             --              2,727,089              --
              Gordon A. Campbell                14,888,381             --                105,546              --
              Glenn E. Penisten                 14,781,921             --                212,006              --
              Edward L. Gelbach                 14,782,128             --                211,799              --
              James Ousley                      14,783,326             --                210,601              --
              Eugene B. Chaiken                 14,784,726             --                209,201              --


2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending December 31, 2002.

                                                For                 Against          Abstention           Nonvotes
                                            ----------              -------          ----------           --------
                                            14,483,719              484,023             26,185              --



Item 6:    Exhibits and Reports

                  (a)  Exhibits:

                       None

                  Reports on Form 8-K:

                  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2002



                             BELL MICROPRODUCTS INC.

                             BY:      BENEDICTUS BORSBOOM
                             --------------------------------
                             EXECUTIVE VICE PRESIDENT AND CFO
                             (PRINCIPAL FINANCIAL OFFICER)