Form 10-Q
period 2002-09-30
BELL MICROPRODUCTS INC
filed 2002-11-15
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

      (MARK ONE)
        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:       SEPTEMBER 30, 2002
                                         ----------------------------

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------     -------------

         COMMISSION FILE NUMBER       0-21528
                                  ----------------

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

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT NOVEMBER 8, 2002: 19,651,273

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q


                                                                                          Page
                                                                                          Number
                                                                                          ------

PART  I  -  FINANCIAL INFORMATION

   Item 1:      Financial Statements

                   Condensed Consolidated Balance Sheets - September 30, 2002 and
                   December 31, 2001                                                          3

                   Condensed Consolidated Statements of Income - Three months and nine
                   months ended September 30, 2002 and 2001                                   4

                   Condensed Consolidated Statements of Cash Flows -  Nine months
                   ended September 30, 2002 and 2001                                          5

                   Notes to Condensed Consolidated Financial Statements                       6

   Item 2:      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                          14

   Item 3:      Quantitative and Qualitative Disclosure about Market Risk                    19

   Item 4:      Controls and Procedures                                                      20

PART II  -  OTHER INFORMATION

   Item 6:      Exhibits and Reports                                                         20

   Signatures                                                                                21

PART I  -  FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                                                         September 30,      December 31,
                                                                              2002              2001
                                                                         ------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                             $   5,527         $   1,308
     Accounts receivable, net                                                291,900           299,108
     Inventories                                                             168,067           195,791
     Prepaid expenses and other current assets                                19,211            29,234
                                                                           ---------         ---------
                  Total current assets                                       484,705           525,441
Property and equipment, net                                                   49,055            50,706
Goodwill                                                                      53,852            53,307
Intangibles                                                                    6,101             6,602
Deferred debt issuance costs and other assets                                  8,056             7,631
                                                                           ---------         ---------
     Total assets                                                          $ 601,769         $ 643,687
                                                                           =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $ 218,281         $ 231,715
     Borrowings under lines of credit                                         93,655            37,266
     Short-term note payable and current portion
         of long-term notes payable                                           22,513            23,431
     Other accrued liabilities                                                43,468            49,065
                                                                           ---------         ---------
                  Total current liabilities                                  377,917           341,477

Borrowings under line of credit                                                   --            86,650
Long-term notes payable                                                       79,000            85,052
Other long-term liabilities                                                    4,039             4,739
                                                                           ---------         ---------
     Total liabilities                                                       460,956           517,918
                                                                           ---------         ---------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000 shares
       authorized; 19,614 and 17,578 issued and outstanding                  114,030            94,553
     Retained earnings                                                        24,320            32,365
     Accumulated other comprehensive income                                    2,463            (1,149)
                                                                           ---------         ---------
         Total shareholders' equity                                          140,813           125,769
                                                                           ---------         ---------

     Total liabilities and shareholders' equity                            $ 601,769         $ 643,687
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

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  Three months ended              Nine months ended
                                                                     September 30,                  September 30,
                                                            ----------------------------     -----------------------------
                                                                2002             2001             2002             2001
                                                            -----------      -----------      -----------      -----------

Net sales                                                   $   551,895      $   489,089      $ 1,572,536      $ 1,480,298
Cost of sales                                                   506,563          459,808        1,439,785        1,372,735
                                                            -----------      -----------      -----------      -----------
Gross profit                                                     45,332           29,281          132,751          107,563

Operating expenses:
   Selling, general and administrative expenses                  40,348           39,077          125,140          117,721
   Restructuring costs and special charges                        3,405            7,354            5,688            8,894
                                                            -----------      -----------      -----------      -----------
Total operating expenses                                         43,753           46,431          130,828          126,615

Income (loss) from operations                                     1,579          (17,150)           1,923          (19,052)
Interest expense                                                 (4,473)          (4,874)         (12,944)         (15,551)
                                                            -----------      -----------      -----------      -----------

Loss before income tax benefit                                   (2,894)         (22,024)         (11,021)         (34,603)
Income tax benefit                                                 (538)          (7,307)          (2,976)         (12,339)
                                                            -----------      -----------      -----------      -----------
Net loss                                                    $    (2,356)     $   (14,717)     $    (8,045)     $   (22,264)
                                                            ===========      ===========      ===========      ===========

Loss per share
    Basic                                                   $     (0.12)     $     (0.88)     $     (0.42)     $     (1.37)
                                                            ===========      ===========      ===========      ===========
    Diluted                                                 $     (0.12)     $     (0.88)     $     (0.42)     $     (1.37)
                                                            ===========      ===========      ===========      ===========

Shares used in per share calculation
    Basic                                                        19,610           16,804           19,012           16,273
                                                            ===========      ===========      ===========      ===========
    Diluted                                                      19,610           16,804           19,012           16,273
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

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)


                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                  2002                   2001
                                                                                --------               --------
Cash flows from operating activities:
Net loss from operations:                                                       $ (8,045)              $(22,264)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                            8,340                  8,018
          Provision for bad debts                                                  8,468                  8,801
          Gain on disposal of property, equipment and other                          169                  2,355
          Changes in assets and liabilities:
              Accounts receivable                                                 23,291                 (4,017)
              Inventories                                                         37,901                 81,754
              Prepaid expenses and deferred income taxes                          10,138                (15,835)
              Other assets                                                          (418)                   546
              Accounts payable                                                   (33,346)               (41,796)
              Other accrued liabilities                                          (13,147)                 4,118
                                                                                --------               --------
                Net cash  provided by operating activities                        33,351                 21,680
                                                                                --------               --------

Cash flows from investing activities:
Acquisition of property, equipment and other                                      (6,482)               (13,453)
Proceeds from sale of property, equipment and other                                2,443                     95
Acquisition of new businesses                                                         --                 (3,415)
                                                                                --------               --------
                      Net cash used in investing activities                       (4,039)               (16,773)
                                                                                --------               --------

Cash flows from financing activities:
Net borrowings under line of credit agreements                                   (35,780)                71,778
Repayment of long-term notes payable to RSA                                       (7,000)               (87,000)
Proceeds from issuance of Common Stock and warrants                               19,428                  2,690
Borrowings on notes and leases payable                                             9,545                  3,358
Repayments of notes and leases payable                                           (11,288)                (1,384)
                                                                                --------               --------
                Net cash used in financing activities                            (25,095)               (10,558)
                                                                                --------               --------

Effect of exchange rate changes on cash                                                2                    (93)
                                                                                --------               --------

Net increase (decrease) in cash                                                    4,219                 (5,732)
Cash at beginning of period                                                        1,308                  7,465
                                                                                --------               --------
Cash at end of period                                                           $  5,527               $  1,733
                                                                                ========               ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                $ 16,638               $ 21,625
        Income taxes                                                            $    156               $  3,366
Supplemental non-cash financing activities:
   Common Stock issued for acquisition (Note 2)                                 $     --               $  8,277

         The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

         The condensed consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of statement. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. The operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain prior year amounts have been reclassified to conform with current presentation.

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

         Total Tec was acquired for a total purchase price of approximately $14.2 million which included cash of approximately $9 million, the issuance of 400,000 shares of the Company's Common Stock that include a certain share price guarantee and acquisition costs. The share price guarantee provides for the issuance of additional consideration if the market value of the Company's Common Stock is less than $12.50 per share on the first anniversary of the closing date of the acquisition. As a result of this guarantee, the Common Stock issued as part of the acquisition has been valued at the $12.50 guaranteed amount. In November, 2002, the Company expects to issue cash and/or shares of the Company's common stock for an estimated total of $2,028,000, as a result of the share price guarantee. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

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
                                                 =======


Note 3 - Change in Accounting for Goodwill and Certain Other Intangibles:

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002. We performed an impairment analysis of our intangible assets during the first quarter and found no instances of impairment.

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. The Company has one reporting unit and supplemental comparative disclosure as if goodwill had not been amortized in the prior year period is as follows (in thousands, except per share amounts):

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                          September 30,
                                                 ----------------------------          ----------------------------
                                                    2002               2001               2002               2001
                                                 ---------          ---------          ---------          ---------
Reported net loss                                $  (2,356)         $ (14,717)         $  (8,045)         $ (22,264)
Add back:  Goodwill amortization                        --                482                 --              1,246
                                                 ---------          ---------          ---------          ---------
Adjusted net loss                                $  (2,356)         $ (14,235)         $  (8,045)         $ (21,018)
                                                 =========          =========          =========          =========

Basic loss per share:
    Reported loss per share                      $   (0.12)         $   (0.88)         $   (0.42)         $   (1.37)
    Goodwill amortization                               --               0.03                 --               0.08
                                                 ---------          ---------          ---------          ---------
    Adjusted net loss per share                  $   (0.12)         $   (0.85)         $   (0.42)         $   (1.29)
                                                 =========          =========          =========          =========

Diluted loss per share:
    Reported net loss per share                  $   (0.12)         $   (0.88)         $   (0.42)         $   (1.37)
    Goodwill amortization                               --               0.03                 --               0.08
                                                 ---------          ---------          ---------          ---------
    Adjusted net loss per share                  $   (0.12)         $   (0.85)         $   (0.42)         $   (1.29)
                                                 =========          =========          =========          =========

         The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, a trademark, a trade name and supplier relationships, with estimated useful lives for amortization of three years, 40 years, 20 years and ten years, respectively. The carrying values and accumulated amortization of these assets at September 30, 2002 are as follows (in thousands):

                                           As of September 30, 2002
                                      ---------------------------------
                                      Gross Carrying       Accumulated
Amortized Intangible Assets               Amount           Amortization
---------------------------           --------------       ------------
Non-compete agreements                    $ 2,137            $(1,092)
Trademark                                   3,861               (204)
Trade name                                    300                (11)
Supplier relationships                      1,200                (90)
                                          -------            -------
Total                                     $ 7,498            $(1,397)
                                          =======            =======

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

Note 4 - Earnings (loss) per Share:

         Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding, excluding restricted stock subject to repurchase (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period resulting from stock options using the treasury stock method. Due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same.

         For the three months ended September 30, 2002 and 2001, all outstanding options, restricted stock grants and warrants to purchase 4,754,219 and 4,730,207 shares of common stock, respectively were excluded from the computation of diluted net loss per share because they were antidilutive.

Note 5 - Lines of Credit:

         On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended September 30, 2002, was 4.4%, and the balance outstanding at September 30, 2002 was $49.9 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at September 30, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected. The First Union Facility matures May 13, 2003, and accordingly has been reclassified as a short term liability. The Company has initiated negotiations to renew its borrowing facility with its current lenders, and is currently exploring additional and alternative financing arrangements to fund the Company's working capital needs. If the Company is unable to renew its existing line of credit, or otherwise obtain financing equivalents, the Company's financial condition and results of operations would be materially adversely affected.

         In July 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at September 30, 2002 was $86.0 million.

         On November 13, 2001, in connection with the acquisition of Total Tec, the Company assumed a $17.5 million short-term borrowing facility with Summit Business Capital Corporation ("SBCC"). On July 29, 2002, the borrowing capacity on the line of credit was reduced to $10.0 million. This facility is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. At September 30, 2002, there were no borrowings outstanding under the SBCC facility.

         On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited. In October 2000, the facility was increased to $60 million and in January 2001, the commercial services sector of Lombard NatWest merged into Royal Bank of Scotland ("RBS"). This facility is secured by substantially all of Ideal's accounts receivable, bears interest at RBS's base rate plus 1.5% and continues indefinitely subject to termination by RBS or the Company with three months notice. There are no financial covenant requirements. At September 30, 2002, approximately $43.7 million was outstanding under the RBS borrowing facility. In recent months, as agreed with RBS, the Company has explored alternative financing arrangements with a number of European financial institutions to provide an increased line of credit that will enable the Company to fund its forecasted growth. On October 31, 2002, the Company signed a letter of commitment with a U.K financing institution to provide a senior credit facility of approximately $115 million. The Company expects to finalize the lending agreement and repay borrowings outstanding under the RBS facility in early December, 2002.

         On October 16, 2000, the Company exercised the option to purchase land and buildings occupied by Ideal for approximately $24.0 million. The purchase was funded through existing cash resources of approximately $11.0 million and a five-year mortgage with NatWest, a subsidiary of Royal Bank of Scotland of approximately $13.0 million. There are no cross default provisions within this agreement and the RBS facility. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. In the first quarter of 2002, the Company sold a portion of the property for $1.7 million, and recorded a net gain on the sale of approximately $270,000. Proceeds were used to reduce the balance on the mortgage. At September 30, 2002, the balance outstanding was $9.9 million. The Company was in compliance with the financial ratio covenant related to this facility at September 30, 2002. On October 17, 2002, the Company signed a commitment letter with a U.K. financing institution to re-mortgage the property under a new 15 year term loan facility of approximately $10 million. The Company expects to finalize the new facility and repay borrowings outstanding under the NatWest facility by December 31, 2002. As a result, the balance of the mortgage continues its classification as a current liability.

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

         Comprehensive income (loss) is as follows (in thousands):

                                                        Three Months Ended                    Nine Months Ended
                                                            September 30,                         September 30,
                                                     --------------------------          --------------------------
                                                       2002              2001              2002              2001
                                                     --------          --------          --------          --------

Net loss                                             $ (2,356)         $(14,717)         $ (8,045)         $(22,264)
Other comprehensive income (loss):
    Foreign currency translation
       adjustments                                        417               636             3,612              (723)
                                                     --------          --------          --------          --------
Total comprehensive loss                             $ (1,939)         $(14,081)         $ (4,433)         $(22,987)
                                                     ========          ========          ========          ========

Note 9 - Recently Issued Accounting Statements:

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets." These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets.

         SFAS 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS 142 on January 1, 2002. As a result, the Company has ceased amortization of $53.3 million in goodwill.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 and the adoption did not have a material impact on its results of operations or financial position.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, ("SFAS 145"), "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," as well as FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2003. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated balance sheets or consolidated statements of operations.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ("SFAS No. 146"), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

Note 10 - Restructuring Costs and Special Charges:

         In the third quarter of 2002, the Company extended its cost reduction plan in response to the continued economic downturn and recorded restructuring costs of $3.4 million. These charges consisted of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominantly in sales and marketing functions, and eliminated two executive management positions in the U.S. The Company expects annual savings of approximately $700,000 related to these vacated facilities and $5.4 million related to employee terminations. Future expected cost reductions will be reflected in the income statement line item 'Selling, general and administrative expenses.'

         In the second quarter of 2002, the Company recorded special charges of $2.3 million as part of the Company's plan to reduce costs and improve operating efficiencies and in response to current economic conditions. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. The special charges related to Rorke Data Europe included accrued costs for future lease obligations for non-cancelable lease payments of $338,000, other facility closure costs of $77,000 and severance and benefits of $29,000 for involuntary employee terminations. The Company expects annual cost savings from the special charges related to employee expenses and facilities costs will be immaterial.

         In the second and third quarters of 2001, the Company accrued restructuring costs of $4.8 million. These costs consisted primarily of the abandonment of certain inventory related computer software that had a carrying value of $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities. The Company terminated 267 employees worldwide, predominantly in overhead support functions. The Company expected annual employee expense reductions of approximately $10 million, depreciation expense reduction of $550,000, and costs reductions related to excess facilities of approximately $800,000. To date, cost reductions have been realized as expected and have been reflected in the income statement line item 'Selling, general and administrative expenses.' Overall, these cost reductions have been offset by increases in selling, general and administrative costs related to the acquisitions of Total Tec and TTPG and other costs related to expansion of geographic sales coverage in Europe, expansion of the Company's storage systems infrastructure and expansion of the Company's Corporate Technology Center.

         Additionally in the third quarter of 2001, the Company recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

         At September 30, 2002, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                                Restructuring
                                                                                 Liabilities
                                               Total              Cash        at September 30,
                                              Charges          Payments            2002
                                              -------          --------       ----------------
Severance costs                                $3,367            $2,921            $  446
Lease costs                                     2,842             1,152             1,690
Other facility closure costs                       77                --                77
                                               ------            ------            ------
Total                                          $6,286            $4,073            $2,213
                                               ======            ======            ======

Note 11 - Geographic Information:

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 44% and 45% of total sales for the nine months ended September 30, 2002 and 2001, respectively.

         Geographic information consists of the following:

                                                                                 (In thousands)
                                                                         Nine Months Ended September 30,
                                                                        --------------------------------
                                                                          2002                  2001
                                                                        ----------            ----------
Net sales:
    North America                                                       $  766,599            $  741,436
    Latin America                                                          150,353               186,419
    Europe                                                                 655,584               552,443
                                                                        ----------            ----------
        Total                                                           $1,572,536            $1,480,298
                                                                        ==========            ==========

                                                                                  September 30,
                                                                        --------------------------------
                                                                           2002                  2001
                                                                        ----------            ----------

Long-lived assets:
    United States                                                       $   44,373            $   46,546
    United Kingdom                                                          58,004                61,961
    Other foreign countries                                                 14,687                 4,077
                                                                        ----------            ----------
         Total                                                          $  117,064            $  112,584
                                                                        ==========            ==========

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Net sales were $551.9 million for the quarter ended September 30, 2002, compared to sales of $489.1 million for the quarter ended September 30, 2001, which represented an increase of $62.8 million, or 13%. Of the total increase in sales, $60.6 million was due to growth in unit sales to existing and new customers in Europe and North America, $14.8 million was attributable to the expansion of the customer base related to the acquisition of Total Tec Systems, Inc. ("Total Tec") in November 2001. These increases were offset by a decrease in sales of $12.6 million in Latin America.

         The Company's gross profit for the quarter ended September 30, 2002 was $45.3 million compared to $29.3 million for the quarter ended September 30, 2001, which represented an increase of

$16.0 million, or 55%. The increase in the dollar amount of gross profit was primarily due to the inventory charge of $9.7 million taken in the third quarter 2001, as discussed below. Excluding the prior year inventory charge, gross profit increased to $45.3 million from $39.0 million in the quarter ended September 30, 2001, an increase of $6.3 million, or 16%. Excluding the inventory charge, $3.4 million of the gross profit increase was the result of increased sales volume and $2.9 million was contributed through the acquisition of Total Tec. Excluding the inventory charge, the overall gross margin was 8.2% compared to 8.0% in the same period last year.

         Selling, general and administrative expenses increased to $40.3 million for the quarter ended September 30, 2002 from $39.1 million for the quarter ended September 30, 2001, an increase of $1.2 million, or 3%. The acquisition of Total Tec contributed additional expenses of $3.0 million during the quarter, which was offset by expense reductions of approximately $1.8 million attributable to restructuring and profit improvement measures undertaken by the Company, net of the impact of volume increases. As a percentage of sales, selling, general and administrative expenses decreased in the third quarter of 2002 to 7.3% from 8.0% in the third quarter of 2001.

         Interest expense was $4.5 million for the quarter ended September 30, 2002 as compared to $4.9 million in the same period last year. This decrease was primarily due to decreased interest rates on combined borrowings during the quarter, and overall decreased borrowings during the period for worldwide working capital purposes. Interest rates on combined borrowings were 8.2% in the quarter ended 2002 compared to 8.5% in the same period last year.

         Our effective tax benefit rate of 18.6% for the quarter ended September 30, 2002 compared to an effective tax benefit rate of 33% for the quarter ended September 30, 2001. The lower tax benefit rate was primarily caused by losses incurred in certain tax jurisdictions in which tax benefits have not been recognized.

Restructuring Costs and Special Charges

         In the third quarter of 2002, the Company extended its cost reduction plan in response to the continued economic downturn and recorded restructuring costs of $3.4 million. These charges consisted of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominantly in sales and marketing functions, and eliminated two executive management positions in the U.S. The Company expects annual savings of approximately $700,000 related to these vacated facilities and $5.4 million related to employee terminations. Future expected cost reductions will be reflected in the income statement line item 'Selling, general and administrative expenses.'

         In the third quarter of 2001, the Company accrued restructuring costs of $3.3 million consisting primarily of the abandonment of certain inventory related computer software that had a carrying value of $2.4 million and severance and benefits of $897,000 related to worldwide involuntary terminations. The Company terminated 46 employees across all functional areas. The Company expected annual savings of approximately $2.2 million related to employee terminations and annual depreciation expense reduction of $550,000. To date, cost reductions have been realized as expected and have been reflected in the income statement line item 'Selling, general and administrative expenses.' Overall, these cost reductions have been offset by increases in selling, general and administrative costs related to the acquisitions of Total Tec and TTPG and other costs related to expansion of geographic sales coverage in Europe, expansion of the Company's storage systems infrastructure and expansion of the Company's Corporate Technology Center.

         In the third quarter of 2001, the Company also recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

         The Company also recorded a provision for inventory of $9.7 million related to additional excess inventory for the quarter ended September 30, 2001. The additional provision largely resulted from the decision to discontinue certain product lines and the impact of current market conditions. The excess inventory charge is included within the Statement of Income under the caption 'Cost of Sales.'

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net sales were $1,572.5 million for the nine months ended September 30, 2002, compared to sales of $1,480.3 million for the nine months ended September 30, 2001, which represented an increase of $92.2 million, or 6%. Of the total increase in sales, $65.6 million was attributable to the increase in the customer base related to the acquisitions of Touch The Progress Group BV ("TTPG") and Total Tec, $84.8 million was due to growth in unit sales to existing and new customers in Europe and these increases were offset by a decrease of $58.2 million in sales in the Americas.

         The Company's gross profit for the nine months ended September 30, 2002 was $132.8 million compared to $107.6 million for the nine months ended September 30, 2001, which represented an increase of $25.2 million, or 23%. The increase in the dollar amount of gross profit was primarily due to the inventory charge of $17.8 million taken in the second and third quarters of 2001, as discussed below. Excluding the prior year inventory charge, gross profit increased to $132.8 million compared to $125.4 million for the nine months ended September 30, 2001, an increase of $7.4 million, or 6%. Excluding the inventory charge, gross profit increased $10.0 million through the acquisitions of TTPG and Total Tec and $1.3 million through sales volume growth in Europe. These increases were offset by a decrease of $3.9 million in the Americas. Excluding the inventory charge, the overall gross margin was consistent at 8.4% compared to 8.5% in the same period last year.

         Selling, general and administrative expenses increased to $125.1 million for the nine months ended September 30, 2002 from $117.7 million for the nine months ended September 30, 2001, an increase of $7.4 million, or 6%. As a percentage of sales, selling, general and administrative expenses remained at 8% in the first nine months of 2002 and 2001. Increased expenses of $15.5 million attributable to the acquisitions of TTPG and Total Tec were offset by a decrease of $8.1 million as a result of the Company's cost reduction efforts.

         Interest expense was $12.9 million in the nine months ended September 30, 2002, as compared to $15.6 million in the same period last year. This decrease was primarily due to decreased interest rates on combined borrowings during the first nine months of 2002, and overall decreased borrowings during the period for worldwide working capital purposes. Interest rates on combined borrowings were 7.9% in the first nine months of 2002 compared to 8.6% in the same period last year.

         Our effective tax benefit rate of 27% for the nine months ended September 30, 2002 compared to an effective tax benefit rate of 33% for the nine months ended September 30, 2001. The lower tax benefit rate was primarily caused by losses incurred in certain tax jurisdictions in which tax benefits have not been recognized.

Restructuring Costs and Special Charges

         In the third quarter of 2002, the Company extended its cost reduction plan in response to the continued economic downturn and recorded restructuring costs of $3.4 million. These charges consisted of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominantly in sales and marketing functions and eliminated two executive management positions in the U.S. The Company expects annual savings of approximately $700,000 related to these vacated facilities and $5.4 million related to employee terminations. Future expected cost reductions will be reflected in the income statement line item 'Selling, general and administrative expenses.'

         In the second quarter of 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $2.3 million in response to current economic conditions. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. The special charges related to Rorke Data Europe included accrued costs for future lease obligations for non-cancelable lease payments of $338,000, other facility closure costs of $77,000 and severance and benefits of $29,000 for involuntary employee terminations. The Company expects annual cost savings from the special charges related to employee expenses and facilities costs will be immaterial.

         In the second and third quarters of 2001, the Company accrued restructuring costs of $4.8 million. These costs consisted primarily of the abandonment of certain inventory related computer software that had a carrying value of $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities. The Company terminated 267 employees worldwide, predominantly in overhead support functions. The Company expected annual employee expense reductions of approximately $10 million, depreciation expense reduction of $550,000, and costs reductions related to excess facilities of approximately $800,000. To date, cost reductions have been realized as expected and have been reflected in the income statement line item 'Selling, general and administrative expenses.' Overall, these cost reductions have been offset by increases in selling, general and administrative costs related to the acquisitions of Total Tec and TTPG and other costs related to expansion of geographic sales coverage in Europe, expansion of the Company's storage systems infrastructure and expansion of the Company's Corporate Technology Center.

         Additionally in the third quarter of 2001, the Company recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

         In the second and third quarters of 2001, the Company also recorded a provision for inventory of $17.8 million related to additional excess inventory. The additional provision largely resulted from the decision to discontinue certain product lines and the impact of current market conditions. The excess inventory charge is included within the Statement of Income under the caption 'Cost of Sales.'

         At September 30, 2002, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                                 Restructuring
                                                                                   Liabilities
                                                  Total             Cash         at September 30,
                                                 Charges           Payments            2002
                                                 -------           --------      ----------------
Severance costs                                   $3,367            $2,921            $  446
Lease costs                                        2,842             1,152             1,690
Other facility closure costs                          77                --                77
                                                  ------            ------            ------
Total                                             $6,286            $4,073            $2,213
                                                  ======            ======            ======

         Payment of the remaining restructuring liability will be made through 2003.

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

         Net cash provided by operating activities for the nine months ended September 30, 2002, was $33.4 million. The Company's inventories decreased as of September 30, 2002 to $168.1 million from $195.8 million as of December 31, 2001, and the Company's accounts payable decreased to $218.3 million as of September 30, 2002 from $231.7 million as of December 31, 2001. The decreases in inventories and accounts payable are primarily a result of reduced inventory purchases and focus on working capital management.

         On May 14, 2001, the Company entered into a syndicated Loan and Security Agreement arranged by First Union National Bank ("First Union Facility"), as principal agent, to provide a $175 million revolving line of credit facility. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Bank of America N.A. and Congress Financial Corporation (Western), as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union National Bank's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended September 30, 2002, was 4.4%, and the balance outstanding at September 30, 2002 was $49.9 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at September 30, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected. The First Union Facility matures May 13, 2003, and accordingly has been reclassified as a short term liability. The Company has initiated negotiations to renew its borrowing facility with its current lenders, and is currently exploring additional and alternative financing arrangements to fund the Company's working capital needs. If the Company is unable to renew its existing line of credit, or otherwise obtain financing equivalents, the Company's financial condition and results of operations would be materially adversely affected.

         In July 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at September 30, 2002 was $86.0 million.

         On November 13, 2001, in connection with the acquisition of Total Tec, the Company assumed a $17.5 million short-term borrowing facility with Summit Business Capital Corporation ("SBCC"). On July 29, 2002, the borrowing capacity on the line of credit was reduced to $10.0 million. This facility is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. At September 30, 2002, there were no borrowings outstanding under the SBCC facility.

         On August 3, 2000, in connection with the acquisition of Ideal, the Company assumed a $43 million borrowing facility with Lombard NatWest Limited. In October 2000, the facility was increased to $60 million and in January 2001, the commercial services sector of Lombard NatWest merged into Royal Bank of Scotland ("RBS"). This facility is secured by substantially all of Ideal's accounts receivable, bears interest at RBS's base rate plus 1.5% and continues indefinitely subject to termination by RBS or the Company with three months notice. There are no financial covenant requirements. At September 30, 2002, approximately $43.7 million was outstanding under the RBS borrowing facility. In recent months, as agreed with RBS, the Company has explored alternative financing arrangements with a number of European financial institutions to provide an increased line of credit that will enable the Company to fund its forecasted growth. On October 31, 2002, the Company signed a letter of commitment with a U.K financing institution to provide a senior credit facility of approximately $115 million. The Company expects to finalize the lending agreement and repay borrowings outstanding under the RBS facility in early December, 2002.

         On October 16, 2000, the Company exercised the option to purchase land and buildings occupied by Ideal for approximately $24.0 million. The purchase was funded through existing cash resources of approximately $11.0 million and a five-year mortgage with NatWest, a subsidiary of Royal Bank of Scotland of approximately $13.0 million. There are no cross default provisions within this agreement and the RBS facility. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. In the first quarter of 2002, the Company sold a portion of the property for $1.7 million, and recorded a net gain on the sale of approximately $270,000. Proceeds were used to reduce the balance on the mortgage. At September 30, 2002, the balance outstanding was $9.9 million. The Company was in compliance with the financial ratio covenant related to this facility at September 30, 2002. On October 17, 2002, the Company signed a commitment letter with a U.K. financing institution to re-mortgage the property under a new 15 year term loan facility of approximately $10 million. The Company expects to finalize the new facility and repay borrowings outstanding under the NatWest facility by December 31, 2002. As a result, the balance of the mortgage continues its classification as a current liability.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. Average borrowings outstanding on the variable rate credit facilities with First Union National Bank were $68 million for the quarter ended September 30, 2002 and average borrowings under Ideal's borrowing facility with Royal Bank of Scotland were $37 million for the quarter ended September 30, 2002. The First Union facility and the Royal Bank of Scotland facility have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the quarter under the First Union facility and

Royal Bank of Scotland facility, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.1 million.

         The Company purchases forward exchange contracts to hedge certain existing and anticipated foreign currency denominated transactions expected to occur during the year. Gains and losses on these contracts are recognized in income when the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. For the nine months ended September 30, 2002, the Company has recorded net foreign currency losses of $363,000.

ITEM 4:  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -  OTHER INFORMATION

Item 6:    Exhibits and Reports

         (a)      Exhibits:

                  See Exhibit Index on page following Certifications Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K:

                  On August 13, 2002 and August 14, 2002, the Company filed Reports on Form 8-K reporting under Item 9 the submission to the Securities and Exchange Commission of certifications under the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2002



                             BELL MICROPRODUCTS INC.

                             BY:      JAMES ILLSON
                                 ----------------------------------------------
                                 EXECUTIVE VICE PRESIDENT OF FINANCE
                                 AND OPERATIONS AND CFO
                                (PRINCIPAL FINANCIAL OFFICER)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, W. Donald Bell, Chief Executive Officer of Bell Microproducts, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Bell Microproducts, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002         Signature: /s/ W. DONALD BELL
                                           ------------------------------------
                                             W. Donald Bell
                                             Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, James Illson, Chief Financial Officer of Bell Microproducts, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Bell Microproducts, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002              Signature: /s/ JAMES ILLSON
                                                  -----------------------------
                                                  James Illson
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

                            BELL MICROPRODUCTS, INC.

                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2002



Exhibit No.                Description
-----------                -----------

10.1        Amendment to Employment Agreement, dated July 1, 2002, between the
            Registrant and W. Donald Bell

10.2        Executive Employment and Non-Compete Agreement, dated August 13,
            2002, between the Registrant and James Illson

10.3        Management Retention Agreements, dated August 6, 2002, between the
            Registrant and the following executive officers of the Registrant:
            W. Donald Bell, Ian French, Nick Ganio, Richard J. Jacquet, Philip
            M. Roussey and Robert J. Sturgeon

99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002