Form 10-K
period 2002-12-31
BELL MICROPRODUCTS INC
filed 2003-03-31
CIK 900708

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

                                  Yes [X]  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                  Yes [X]  No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as June 28, 2002, was approximately $130,269,326 based upon the last sale price reported for such date on the Nasdaq National Market

         The number of shares of Registrant's Common Stock outstanding as of March 18, 2003 was 20,132,175.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 22, 2003 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING DISCLOSURE

This Annual Report on Form 10-K ("Report") contains " forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 regarding future events and the future results of Bell Microproducts Inc that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Bell Microproducts Inc management. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negative thereof or comparable terminology, are intended to identify such forward looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" and elsewhere, and in other reports Bell Microproducts Inc. files with the Securities and Exchange Commission, specifically the most recent reports on Form 8-K and Form 10-Q. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Bell Microproducts Inc. undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

GENERAL

         Founded in 1987, Bell Microproducts Inc. together with its subsidiaries, is a leading value-added distributor of storage products and systems, semiconductors and computer products and peripherals. We market and distribute our products at various levels of integration, from raw components to fully integrated, tested and certified systems. We carry over 150 brand name product lines as well as our own proprietary Rorke Data storage products, Markvision memory modules and TradeMark computer products. Across our product lines, we emphasize our ability to combine our extensive product portfolio with comprehensive value-added services.

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

AVAILABLE INFORMATION

         All reports filed electronically by Bell with the Securities and Exchange Commission ("SEC"), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and other information and amendments to those reports filed (if applicable), are accessible at no cost on the Company's web site at www.bellcom.com, and they are available by contacting our Investor Relations at ir@bellmicro.com or 408-451-9400. These filings are also accessible on the SEC's web site at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information for the Public

Reference Room by calling the SEC at 1-800-SEC-0330.

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

         Since the onset of the market downturn more than two years ago, distributors and vendors have experienced a slowdown of demand and increased competitive market conditions, resulting from industry maturation, technology overspending and other cyclical factors. Historically, a return of economic growth has laid the groundwork for a return of growth.

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

OUR STRATEGY

         Our goal is to expand our leadership position as a distributor of storage solutions products and systems and to become one of the leading distributors of semiconductor components and computer products and peripherals. We intend to achieve this goal by leveraging our strengths and implementing the following strategies:

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

         Expand our Storage and Semiconductor Product Lines. We believe that our ability to offer customers an extensive line of leading storage products across technologies and manufacturers will continue to be a strong competitive advantage for us, particularly as it relates to SAN and NAS solutions. Our selection of products and technologies, together with our independence, allows us to reliably deliver the optimal package of appropriate hardware, software and services for each project. We also believe it is important to expand our semiconductor offerings to markets with growing customer demands. We will continue to expand our product lines through strategic acquisitions and internal growth.

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

         Align with Industry Leaders. We intend to leverage our position as a leading storage solutions provider to create new strategic relationships with manufacturers. We believe that distribution channels will continue to consolidate and leading manufacturers will align with those distributors that are best able to offer value-added services and access new customers. We believe being aligned with leading manufacturers will allow us to identify innovative products, exchange critical information, and gain access to new technologies and create cross-marketing opportunities. Recently, we have entered into strategic relationships with a number of manufacturers, including IBM, HP and EMC, Intel, Western Digital and Samsung.

         Expand Electronic Commerce Initiatives. We intend to expand the scope of our electronic commerce, supply chain management and customer relationship management programs. We believe that our electronic commerce initiatives will expand our customer base, establish greater penetration with existing customers and strengthen our position as a preferred distributor of storage, semiconductor and computer products.

PRODUCTS AND SERVICES

         We market and distribute more than 150 brand name product lines, as well as our own Rorke Data storage products, Markvision memory modules and TradeMark computers and servers. We offer the following products as discrete components or as part of our solutions offering.

Storage Products and Related Software

         Our storage products include network attached storage, storage area network products, Fibre Channel networking products and systems, tape libraries and disk drives, as well as storage-related software products. We partner with the best in class storage providers in the industry; to provide the most comprehensive cost effective solutions to enterprise customers worldwide. We offer a comprehensive set of products and services, supported through a network of worldwide integration and solution centers with more than 500 dedicated storage professionals available to serve our customer's enterprise needs. Our customer base includes leading Var2000 and vertical solution providers worldwide.

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

         Storage Subsystems. We provide standard and custom subsystem products to our customers. We integrate standard products for our Rorke Data brand storage products. We also configure custom products to meet the needs of customers that cannot be served by industry-standard product offerings.

         Other Product Services. We provide value-added services to a full range of semiconductor, storage and computer products, including semiconductor device programming, tape and reeling, special labeling, disk drive image duplication, firmware modification, software downloading and hardware modification.

         Flat Panel Integration. We offer a comprehensive portfolio of Flat Panel Displays, technologies and integration services that include off-the-shelf solutions for Kiosk, point-of-sale and other OEM applications. We also offer fully customed designs to support applications such as full sunlight readability and harsh environmental deployment.

         Board and Blade Level Building Blocks. We provide complete Board and Blade offerings geared for applications to include computers, servers, medical equipment, video/graphics, security, test and measurement and networking products offered in a variety of industry standard form factors including ATX, Micro-ATX, PCI and Compact PCI. We also provide complete integration services, manufacturing assembly, interoperability testing and application support.

         Application Support Services. Our application support services provide design support and product recommendations, training programs, maintenance options and testing, technical advice and prompt incident detection and resolution.

         Supply Chain Management. We provide a variety of materials-management solutions, including e-procurement services, Internet-enabled, real-time pricing and delivery quotations, electronic data interface programs, just-in-time inventory programs, bonded inventories, on-site consignment inventory and kitting. We are implementing an end-to-end supply chain management program for manufacturers and customers, designed to help us improve inventory turns, service levels and sales productivity. We are also working with several companies in order to provide software applications and other resources to OEMs and contract electronic manufacturers for materials-management logistic activities.

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

         We believe our e-commerce program will enhance our sales and marketing efforts by:

    - providing our customers with detailed product information, including availability and pricing;

    -    providing customers additional channels to purchase our products;

    - reducing time and expenditures involved in customers' product procurement activities; and

    - providing our customers with resource planning tools to more accurately manage their product requirements.

COMPETITION

         In the distribution of storage, semiconductor components and computer products, we generally compete for customer relationships with numerous local, regional and national and international authorized and unauthorized distributors. We also compete for customer relationships with manufacturers, including some of our manufacturers and customers. Consistent with our sales and marketing efforts, we tend to view our competition, whether arising from the direct or indirect distribution channel, on a customer-category basis. We believe that our most significant competition for customers seeking both products and value-added services arises from Arrow Electronics, Avnet, Future Electronics, Memec PLC and Pioneer-Standard Electronics. We believe that our most significant competition for customers seeking products apart from value-added services arises from Ingram Micro, Tech Data and Synnex.

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

         Although we believe that we are currently well positioned within our target markets, the storage and computer product markets are rapidly evolving and highly competitive. As technologies continue to change, we expect that competition will increase in the future. We believe direct competition from manufacturers is likely to increase if, as expected, the data storage industry continues to consolidate. This consolidation would probably result in fewer manufacturers with greater resources to devote to internal sales and marketing efforts. In addition, manufacturers have established and will probably continue to establish cooperative relationships with other manufacturers and data storage solution providers. These cooperative relationships may enable manufacturers to offer comprehensive storage solutions that compete with those we offer.

RECENT ACQUISITIONS

         In connection with our solution offerings, we have completed a number of strategic acquisitions. Through these acquisitions in 2001, we gained expertise in storage solutions and greater access to international markets.

         Our acquisition of Total Tec, a company headquartered in Edison, NJ, and with sales offices in the eastern and southern United States, has significantly expanded our ability to address challenging SAN initiatives. Total Tec is one of Hewlett-Packard's ("HP") four enterprise distributors and one of the nation's premier enterprise (computing and storage) solutions providers focused on implementing comprehensive IT solutions to Fortune 1000 firms. Their methodology addresses key business data concerns including availability, reliability, performance, scalability and manageability. During the fourth quarter of 2001, we expanded our U.K. HP/Compaq relationship to include the U.S. market for Proliant servers and StorageWorks enterprise storage systems. Through this distribution agreement, Bell Microproducts will offer leading HP/Compaq enterprise products, services and solutions to its large customer base of VARs, resellers, OEMs and system integrators in the U.S.

         Our acquisition of Touch The Progress Group BV, a company based in the Netherlands and with offices in Germany, Belgium and Austria, has added enterprise storage solutions including storage management software products, integrated storage technology, infrastructure, and support services to our strategic effort. The company offers an extensive portfolio of storage solutions from some of the world's leading manufacturers. This portfolio allows the company and its business partners to provide a total storage management solution for multiple heterogeneous computing platforms, including IBM, HPQ, Veritas and other leading manufacturers.

         Our acquisition of Forefront Graphics, a company headquartered in Toronto, Canada, and with offices in Ottawa, Montreal, Calgary and Vancouver, has added high performance computer graphics, digital audio and video, storage and multimedia products targeted at both the computer reseller marketplace and the video production reseller marketplace.

EMPLOYEES

         At December 31, 2002, we had a total of 1,344 employees, including 689 in sales and marketing functions, 481 in general administrative functions and 174 in technical and value add integration functions. Of our total employees, 608 are located at our facilities outside of the United States, including 411 in the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Many of our current key personnel have substantial experience in our industry and would be difficult to replace. The labor market in which we operate is highly competitive and, as a result, we may not be able to retain and recruit key personnel. If we fail to recruit, retain or adequately train key personnel, we will experience difficulty in implementing our strategy, which could negatively affect our business, financial condition and stock price.

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

THE CYCLICAL NATURE OF THE STORAGE, SEMICONDUCTOR AND COMPUTER INDUSTRIES COULD HURT OUR OPERATING RESULTS.

         The storage, semiconductor and computer industries have historically been characterized by fluctuations in product demand and supply, and, consequently, severe fluctuations in price. Over the past year, the industries in which we operate have experienced a significant downturn in demand and excess production levels. Although our distribution agreements with manufacturers provide us with limited price protection and certain rights of return, the shortfalls in demand and excess production hurt our sales and gross margins. Such shortfalls in demand and excess production capacity may adversely affect our operations and our revenue, margins and overall financial results. In addition, many of our customers in the storage and computer products industries are subject to the risks of significant shifts in demand and severe price pressures by their customers, which may increase the risk that we may not be able to collect accounts receivable owed by some of our customers. If we are unable to collect our accounts receivable, our results of operations and financial condition may suffer.

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

WE ARE DEPENDENT ON MANUFACTURERS AND WOULD SUFFER IF WE LOST ANY SIGNIFICANT MANUFACTURER OR FACED A PRODUCT SHORTAGE.

         We are highly dependent on manufacturers for substantially all of the products that we sell. Four manufacturers provided products that represented 37% and 41% of our sales in 2002 and 2001, respectively. The loss of any significant manufacturer could harm our financial condition and results of operations. In the past, significant manufacturers have terminated distribution arrangements with us, and significant distribution relationships could be terminated in the future. Our distribution agreements are cancelable on short notice. Our reliance on manufacturers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. From time to time we, like other distributors in our industry, experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers and an adequate supply of products, our sales could suffer considerably.

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

THERE COULD BE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

         Our quarterly operating results have in the past and could in the future fluctuate substantially. Our operating expense levels are based in part on expectations of future sales. If sales or gross margins in a particular quarter do not meet expectations, operating results could suffer. Factors affecting our quarterly operating results include:

         -   the loss of key manufacturers or customers;

         -   price competition;

         -   problems incurred in managing inventories;

         -   a change in the product mix sold by us;

         - customer demand, including the timing of purchase orders from significant customers;

         -   changing economic conditions in North and South America and Europe;

         -   our ability to manage credit risk and collect accounts receivable;

         -   our management of foreign currency exposure;

         -   availability of product from manufacturers; and

         -   the timing of expenditures in anticipation of increased sales.

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

WE ARE SUBJECT TO THE RISKS OF INTERNATIONAL OPERATIONS, WHICH MAY HURT OUR PROFITABILITY.

         We believe that international sales will represent a substantial and increasing portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

         -    fluctuations in currency exchange rates;

         - difficulty in collecting accounts receivable due to longer payment cycles common in foreign markets;

         -    political and economic instability;

         -    difficulty in staffing and managing foreign operations;

         - import and export license requirements, tariffs, taxes and other trade barriers; and

         - the burden of complying with a wide variety of foreign laws, treaties and technical standards and changes in those regulations.

         The majority of our revenues and expenditures in our foreign subsidiaries are transacted in the local currency of the country where the subsidiary operates. For each of our foreign subsidiaries, the local currency is also the functional currency. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. To the extent our revenues and expenses are denominated in currencies other than U.S. dollars, gains and losses on the conversion to U.S. dollars may contribute to fluctuations in our operating results. In addition, we have experienced foreign currency remeasurement gains and losses because a significant amount of our foreign subsidiaries' remeasurable net assets and liabilities are denominated in currencies other than the subsidiaries' functional currency. As we continue to expand globally and the amount of our foreign subsidiaries' U.S. dollar or non-functional currency denominated remeasurable net asset or liability position increases, our potential for fluctuations in foreign currency remeasurement gains and losses will increase. We have in the past, and expect in the future, to enter into forward exchange contracts and enter into local currency borrowing facilities to reduce this exposure, but these arrangements may not be adequate. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause us to fail to meet or exceed the expectations of security analysts and investors for any given period. Further, foreign markets may not continue to develop. If we are unable to manage these risks effectively, our operating results and financial position could be harmed.

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

ITEM 2. PROPERTIES

         In the Americas, we maintain 49 sales offices in a variety of locations, including the U.S., Canada, Argentina, Brazil, Chile and Mexico. In Europe, we maintain sales offices in Austria, Belgium, England, France, Germany, Italy, the Netherlands and Sweden. In addition to our sales offices, we operate six integration and service facilities and 11 warehouses. We currently operate four significant management and distribution centers. Our corporate headquarters is located in San Jose, California, where we currently lease office space and distribution facilities with approximately 160,000 square feet of space. The leases expire in 2007. In Chessington, England, we acquired a facility with approximately 102,000 square feet that serves as our center for directing and managing our operations in the United Kingdom and Europe. Our European distribution center is located in Birmingham, England where we lease a warehouse facility with approximately 130,000 square feet of space. This lease expires in 2019. In Miami, Florida, we currently lease a facility with approximately 65,000 square feet that serves as our center for directing and managing our business in Latin America. The lease expires in 2005, with two 5-year options to extend. In Montgomery, Alabama, we currently lease a facility with approximately 53,000 square feet that serves as our corporate technology and data center and our primary customer call center. The lease on this facility expires in October 2007. We believe that our existing facilities are adequate for our current operational needs.

ITEM 3. LEGAL PROCEEDINGS

         We are subject to legal proceedings and claims that arise in the normal course of business. We believe that the ultimate resolution of such matters will not have a material adverse affect on our financial position or results of operations; however, such litigation could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of monetary damages or prohibitions against use of technologies, and could harm our business, financial condition and results of operations.

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

                                                          HIGH          LOW
                                                        -------       -------
2001

    First quarter................................       $ 24.25       $ 10.69

    Second quarter ..............................         14.24          6.80

    Third quarter ...............................         11.13          6.68

    Fourth quarter ..............................         14.34          7.40

2002

    First quarter................................       $ 15.79       $  9.79

    Second quarter...............................         12.90          6.70

    Third quarter................................          7.80          3.25

    Fourth quarter ..............................          8.70          3.61

2003

    First quarter (through March 18, 2003).......       $  6.51       $  6.09

         On March 18, 2003, the last sale price of the Common Stock as reported by Nasdaq was $6.26 per share.

         As of March 18, 2003, there were approximately 456 holders of record of the Common Stock (not including shares held in street name).

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

                                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                                                  ----------------------------------------------
STATEMENT OF INCOME DATA:                               2002          2001(1)        2000(2)       1999(3)        1998(4)
                                                     -----------    -----------    -----------   -----------    -----------
Net sales                                            $ 2,104,922    $ 2,007,102    $ 1,804,102   $ 1,058,275    $   575,330
Cost of sales                                          1,926,366      1,854,294      1,638,802       967,491        511,476
                                                     -----------    -----------    -----------   -----------    -----------
Gross profit                                             178,556        152,808        165,300        90,784         63,854
Selling, general and administrative expenses             165,624        157,910        121,088        69,507         46,070
Restructuring and special charges                          5,688          8,894              -             -              -
                                                     -----------    -----------    -----------   -----------    -----------
Total operating expenses                                 171,312        166,804        121,088        69,507         46,070
Income (loss) from operations                              7,244        (13,996)        44,212        21,277         17,784
Interest expense and other income                         16,910         20,362         14,495         5,766          3,168
                                                     -----------    -----------    -----------   -----------    -----------
Income (loss) from operations before taxes                (9,666)       (34,358)        29,717        15,511         14,616
Provision for (benefit from) income taxes                 (2,612)       (12,251)        12,480         6,581          6,139
                                                     -----------    -----------    -----------   -----------    -----------
Income (loss) from operations                             (7,054)       (22,107)        17,237         8,930          8,477
Income (loss) from discontinued operations, net of
     of income taxes                                           -              -              -        (2,946)        (2,402)
Gain on sale of contract manufacturing segment                 -              -              -         1,054              -
                                                     -----------    -----------    -----------   -----------    -----------
Net income (loss)                                    $    (7,054)   $   (22,107)   $    17,237   $     7,038    $     6,075
                                                     ===========    ===========    ===========   ===========    ===========
Basic earnings (loss) per shares (5)
    Continuing operations                            $     (0.37)   $     (1.34)   $      1.17   $      0.66    $      0.64
    Discontinued operations                                    -              -              -         (0.14)         (0.18)
                                                     -----------    -----------    -----------   -----------    -----------
Total                                                $     (0.37)   $     (1.34)   $      1.17   $      0.52    $      0.46
                                                     ===========    ===========    ===========   ===========    ===========
Diluted earnings (loss) per share (5)
    Continuing operations                            $     (0.37)   $     (1.34)   $      1.05   $      0.65    $      0.64
    Discontinued operations                                    -              -              -         (0.14)         (0.18)
                                                     -----------    -----------    -----------   -----------    -----------
Total                                                $     (0.37)   $     (1.34)   $      1.05   $      0.51    $      0.46
                                                     ===========    ===========    ===========   ===========    ===========
Shares used in per share calculation
    Basic                                                 19,201         16,495         14,673        13,563         13,188
                                                     ===========    ===========    ===========   ===========    ===========
    Diluted                                               19,201         16,495         16,415        13,685         13,322
                                                     ===========    ===========    ===========   ===========    ===========

                                                                               AS OF DECEMBER 31,
                                                     ----------------------------------------------------------------------
BALANCE SHEET DATA:                                      2002         2001(1)        2000(2)       1999(3)        1998(4)
                                                     -----------    -----------    -----------   -----------    -----------
Working capital                                      $   206,786    $   183,964    $   136,810   $   182,626    $   167,109
Total assets                                             614,191        643,687        661,207       360,351        285,580
Total long-term debt                                     179,237        176,441        106,871       110,638        106,963
Total shareholders' equity                               145,849        125,769        129,532        96,273         86,476

(1) 2001 Statement of Income Data and Balance Sheet Data include the results of operations of Touch The Progress Group BV since acquisition on May 22, 2001, Forefront Graphics on May 24, 2001 and Total Tec Systems, Inc. on November 13, 2001. See Note 4 of Notes to Consolidated Financial Statements.

(2) 2000 Statement of Income Data and Balance Sheet Data include the results of operations of Rorke Data, Inc. since acquisition on May 15, 2000 and Ideal Hardware Limited on August 3, 2000. See Note 4 of Notes to Consolidated

     Financial Statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience; however actual amounts could differ from those estimates. The Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements.

Revenue recognition

         Bell's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Under specific conditions, we permit our customers to return or exchange products. The provision for estimated returns is recorded concurrently with the recognition of revenue based on historical sales returns and analysis of credit memorandum data.

         We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 31, 2002 the allowance for doubtful accounts was $19.3 million and at December 31, 2001 it was $16.2 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In 2002, our bad debt expense was $11.4 million compared to $11.6 million in 2001. In addition, included in 2002 restructuring and special charges were $1.7 million of charges recorded in the second quarter that related to a rapid deterioration in the financial condition of certain customers in Latin America resulting in their inability to make payments. In the third quarter of 2001, the Company also recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the Argentinean peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

Valuation of Inventory

         Inventories are recorded at the lower of cost (first in -- first out) or estimated market value. The Company's inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets whereby such inventories may be subject to early technological obsolescence. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. During the second and third quarters of 2001 we recorded $17.8 million of charges against inventory related to excess inventory on hand. The additional write-down resulted from market conditions and the decision to discontinue certain product lines. These charges were included in the Statement of Income within the caption "Cost of Sales." We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company's contractual provisions with its suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Special and Acquisition-Related Charges

         The Company has been subject to the financial impact of integrating acquired businesses and charges related to business reorganizations. In connection with such events, management is required to make estimates about the financial impact of such matters that are inherently uncertain. Accrued liabilities and reserves are established to cover the cost of severance, facility consolidation and closure, lease termination fees, inventory adjustments based upon acquisition-related termination of supplier agreements and/or the re-evaluation of the acquired working capital assets (inventory and accounts receivable), change-in-control expenses, and write-down of other acquired assets including goodwill. Actual amounts incurred could be different from those estimated.

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

Accounting for Income Taxes

         Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of the Company's net foreign operating loss carry-forwards is dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, a valuation allowance is recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made.

Valuation of Goodwill and Intangible Assets

         At December 31, 2002, goodwill amounted to $53.8 million and identifiable intangible assets amounted to $6.0 million.

         We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We then compare the resulting fair value to our respective net book value, including goodwill. If the net book value of our Company exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value our goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of our goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We completed the required annual impairment test, which resulted in no impairment for fiscal year 2002. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Net sales were $2,104.9 million for the year ended December 31, 2002, which represented an increase of $97.8 million, or 5% over 2001. Computer products sales increased by $103.5 million primarily due to growth in the European market and expansion of the customer base related to the acquisitions of Total Tec Systems, Inc. ("Total Tec") in November 2001 and Touch The Progress Group BV ("TTPG") in May 2001. Semiconductor sales decreased by $5.7 million primarily due to the economic downturn in the Americas and overall decrease in demand.

         The Company's gross profit for 2002 was $178.6 million, an increase of $25.7 million, or 17% from 2001. Gross profit in 2001 was negatively impacted by inventory charges of $17.8 million taken in the second and third quarters of 2001 related to the impact of unfavorable market conditions and the Company's decision to reposition its product offerings and discontinue certain non-strategic product lines, as discussed below. Excluding the inventory charge, gross profit increased to $178.6 million in 2002, compared to $170.6 million in 2001, an increase of $8.0 million, or 5%. The increase in gross profit was primarily related to the acquisitions of Total Tec and TTPG, partially offset by a decrease in the Americas. Excluding the inventory charge, the overall gross margin remained flat at 8.5% compared to last year.

         Selling, general and administrative expenses increased to $165.6 million in 2002 from $157.9 million in 2001, an increase of $7.7 million, or 5%. As a percentage of sales, selling, general and administrative expenses remained flat at 7.9% compared to last year. The increase in expenses was attributable to the acquisitions of Total Tec and TTPG and the overall European expansion.

         Interest expense and other income decreased in 2002 to $16.9 million from $20.4 million in 2001, a decrease of $3.5 million, or 17%. The decrease in interest expense and other income was primarily due to overall reduced interest rates and decreased bank borrowings during 2002 for worldwide working capital purposes. The average interest rate in 2002 was 7.0% versus 8.0% in 2001.

         In 2002 the Company recorded a tax benefit at a rate of 27.0% on the loss before taxes compared to the 2001 tax benefit rate of 35.6% on losses before taxes. The lower tax benefit rate for 2002 was primarily related to income tax allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Plan

         In the second quarter of 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $2.3 million in response to economic conditions. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. The special charges related to Rorke Data Europe included accrued costs for future lease obligations for non-cancelable lease payments of $249,000, other facility closure costs of $306,000 and severance and benefits of $28,000 for involuntary employee terminations. The Company expects annual cost savings from the special charges related to employee expenses and facilities costs will be immaterial.

         In the third quarter of 2002, the Company extended its cost reduction plan in response to the continued economic downturn and recorded restructuring costs of $3.4 million. These charges consisted of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominantly in sales and marketing functions and eliminated two executive management positions in the U.S. The Company expects annual savings of approximately $700,000 related to these vacated facilities and $5.4 million related to employee terminations. Future expected cost reductions will be reflected in the income statement line item `Selling, general and administrative expenses.'

         In the second and third quarters of 2001, the Company accrued restructuring costs of $4.8 million. These costs consisted primarily of the abandonment of certain inventory related computer software that had a carrying value of $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities. The Company terminated 267 employees worldwide, predominantly in overhead support functions. The Company expected annual employee expense reductions of approximately $10 million, depreciation expense reduction of $550,000, and cost reductions related to excess facilities of approximately $800,000. Cost reductions have been realized as expected and have been reflected in the income statement line item `Selling, general and administrative expenses.' Overall, these cost reductions have been offset by increases in selling, general and administrative costs related to the acquisitions of Total Tec and TTPG and other costs related to expansion of geographic sales coverage in Europe, expansion of the Company's storage systems infrastructure and expansion of the Company's Corporate Technology Center.

         Additionally in the third quarter of 2001, the Company recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the Argentinean peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

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

         At December 31, 2002, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                                                           Restructuring
                                        2002            2001            Total            Cash             Liabilities at
                                       Charges         Charges         Charges          Payments         December 31, 2002
                                       -------         -------         -------          --------         -----------------
Severance costs                        $ 1,167         $ 2,199         $ 3,366          $  2,821              $    545
Lease costs                              2,515             238           2,753               674                 2,079
Other facility closure costs               306               -             306               306                     -
                                       -------         -------         -------          --------              --------
Total                                  $ 3,988         $ 2,437         $ 6,425          $  3,801              $  2,624
                                       =======         =======         =======          ========              ========

Change in Accounting Principle -- Goodwill

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment and that intangible assets with finite lives be amortized over their useful lives. The Company adopted the provisions of SFAS 142 effective January 1, 2002, the first day of the Company's fiscal year 2002.

         Therefore, the amortization of goodwill was suspended effective on that date. Under the required transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment as of December 31, 2001 using a two-step process. The first step was to ascertain whether there was an indication that any of the Company's goodwill was impaired. This was accomplished by identifying the Company's reporting units pursuant to the guidelines set out in SFAS 142 and then determining the carrying value of each of those reporting units by assigning the Company's assets and liabilities, including existing goodwill, to each of those reporting units as of December 31, 2001. The Company determined that it has one reporting unit. We calculated the estimated fair value of our Company based on the closing sales price of our common stock and projected discounted cash flows. Such fair value was then compared to the carrying value of the Company. The Company identified no impairment of goodwill.

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

         Selling, general and administrative expenses increased to $157.9 million in 2001 from $121.1 million in 2000, an increase of $36.8 million, or 30%. As a percentage of sales, selling, general and administrative expenses increased to 7.9% from 6.7% in 2000. The increase in expenses was attributable to the acquisitions of Ideal, RDI, TTPG and Total Tec, expansion of geographic sales coverage in Europe and expansion of the storage systems infrastructure in the U.S. and Europe.

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

         In the second and third quarters of 2001, the Company also recorded a provision for inventory of $17.8 million related to additional excess inventory and a $300,000 provision included in selling, general and administrative expenses. The additional provisions resulted from the impact of market conditions and the decision to discontinue certain product lines. The excess inventory charge is included within the Statement of Income under the caption Cost of Sales.

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

         The net amount of cash provided by continuing operating activities was $26.4 million in 2002. The net amount of cash used in investing activities in 2002 was $9.3 million, which was primarily related to the acquisition of property and equipment. Net cash used in financing activities in 2002 totaled $7.5 million, which was primarily related to net repayments under the Company's long and short term borrowing facilities.

         The Company's accounts receivable decreased to $277.3 million at December 31, 2002, from $299.1 million at December 31, 2001. Increases to accounts receivable resulting from increased sales were largely offset by the Company's reduction in its days sales outstanding to 47 at December 31, 2002, from 51 days at December 2001. The Company's inventories decreased to $182.8 million at December 31, 2002, from $195.8 million at December 31, 2001. This decrease was primarily due to the Company's efforts to manage its inventory through a period of economic downturn. The Company's accounts payable decreased to $211.9 million in 2002 from $231.7 million in 2001. This decrease was primarily due to decreased inventory purchases.

         Net cash provided by continuing operating activities was $40.6 million in 2001. The net amount of cash used in investing activities in 2001 was $30.2 million, which was primarily related to the acquisition of property and equipment and the acquisitions of FFG, TTPG and Total Tec. Net cash used in financing activities in 2001 totaled $19.6 million, which was primarily related to net repayments under the Company's long and short term borrowing facilities.

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

         On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with First Union National Bank ("First Union Facility"), a subsidiary of Wachovia. The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the year ended December 31, 2002, was 4.4%, and the balance outstanding at December 31, 2002 was $52.1 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at December 31, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On December 2, 2002, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("B of A facility"), as principal agent, to provide a L 75 million revolving line of credit facility, or the equivalent of $115 million USD. The B of A facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at B of A's base rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit for the period beginning December 2, 2002, to December 31, 2002 was 6.4%, and the balance outstanding at December 31, 2002 was $48.4 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at December 31, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at December 31, 2002 on this long-term debt was $86.0 million, $10.5 million is payable in 2003, $7.0 million for each of the years 2004 through 2007, and $47.5 million thereafter.

         On November 13, 2001, the Company acquired Total Tec Systems, Inc. ("Total Tec") for a combination of cash and shares of the Company's common stock totaling approximately $14.2 million, including acquisition costs. Liabilities assumed included a $17.5 million borrowing facility with Summit Business Capital Corporation ("SBCC") which is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. The balance outstanding at December 31, 2002 was $5.4 million. At December 31, 2002, the SBCC borrowing agreement was terminated and subsequent to December 31, 2002, financial accommodations were extended to Total Tec under the amended First Union Facility. The acquisition of Total Tec was funded through borrowings under the Company's revolving line of credit.

         The Company has an agreement with IFN Finance BV to provide up to $7.3 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days notice. Loan balances outstanding were $7.0 million and $1.5 million, at December 31, 2002 and 2001, respectively.

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

         On October 16, 2000, the Company entered into a $13.3 million mortgage agreement with Lombard NatWest Limited, ("NatWest facility") related to the acquisition of a building for Ideal. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The principal amount due in 2003 is $1,288,000 and amounts due in 2004 and 2005 are $1,288,000 and $7,240,000, respectively. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. In the first quarter of 2002, the Company sold a portion of the property for $1.7 million, and recorded a net gain on the sale of approximately $270,000. Proceeds were used to reduce the balance on the mortgage. The balance of the mortgage at December 31, 2002 was $9.8 million. The Company was in compliance with a financial ratio covenant related to this facility at December 31, 2002, however the Company does not expect to be in compliance with the same covenant at March 31, 2003. The Company expects to receive a waiver from its lender. On October 17, 2002, the Company signed a commitment letter with a U.K. financing institution to re-mortgage the property under a new 15-year term loan facility of approximately $10 million. The Company expects to finalize the new facility and repay borrowings outstanding under the NatWest facility in the second quarter of 2003. As a result, the balance of the mortgage is classified as a current liability.

         The following table describes the Company's commitments to settle contractual obligations in cash as of December 31, 2002 (in thousands):

                                                   Payments Due By Period
                                     ----------------------------------------------------
                                     Up to 1      2-3        4-5      After 5
Contractual Obligations                Year      Years      Years      Years      Total
----------------------------------   --------   --------   --------   --------   --------
Notes Payable (1)                    $ 11,788   $ 22,528   $ 14,000   $ 47,500   $ 95,816
Capital leases                            987        298         93          -      1,378
                                     --------   --------   --------   --------   --------
Subtotal debt obligations              12,775     22,826     14,093     47,500     97,194

Operating leases                        7,081     10,860      7,948     14,300     40,189
                                     --------   --------   --------   --------   --------
Total contractual cash obligations   $ 19,856   $ 33,686   $ 22,041   $ 61,800   $137,383
                                     ========   ========   ========   ========   ========

(1) Notes payable primarily consist of the RSA facility and the mortgage with NatWest.

         Other contractual obligations of the Company include a $160 million revolving line of credit with First Union National Bank, scheduled to mature May 31, 2005, a $115 million borrowing facility with Bank of America, scheduled to mature December 2, 2005 and a $7.3 million borrowing facility with IFN Finance BV, which continues until terminated by either party. Amounts outstanding at December 31, 2002 under these facilities were $52.1 million, $48.4 million and $7.0 million, respectively.

         The Company incurred net losses in 2002 and 2001. The 2002 loss is related to certain restructuring initiatives including the reduction of headcount and the abandonment of facilities and the increase in "Selling, General, and Administrative Expenses." The 2001 loss is related to declining product gross margins, discontinuation of certain product lines, abandonment of certain computer software, and additional bad debt provision offset by revenue increases. These increases were primarily the result of the Company's acquisition strategy in 2000 and 2001.

         The Company anticipates that its existing cash and its ability to borrow under its line of credits will be sufficient to meet the Company's anticipated cash needs for operation and capital requirements through

December 31, 2003.

         The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement cost saving initiatives. If the Company is unable to return to profitability, in order to continue operations, it may need to obtain additional debt financing or sell additional shares of its equity securities. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's ability to achieve its intended business objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets." These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS 142 on January 1, 2002. As a result, the Company has ceased amortization of $53.3 million in goodwill.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Bell adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for intangible Assets of Motor Carriers' and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishment of debt. The provisions of SFAS 145 will be adopted during fiscal year 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ("SFAS No. 146"), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes

(1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements and has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the year ended December 31, 2002, average borrowings outstanding on the variable rate credit facility with First Union National Bank were $73 million and average borrowings between Ideal's borrowing facility with Royal Bank of Scotland and its new European borrowing facility with Bank of America, N.A. was $60 million. First Union, Royal Bank of Scotland and Bank of America have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.3 million.

         A substantial part of the Company's revenue and capital expenditures are transacted in U.S. Dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency loss of $826,000 during the year ended December 31, 2002. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Form 10-K
Index to Consolidated Financial Statements                              Page Number
                                                                        -----------
Report of Independent Accountants                                           28

Consolidated Balance Sheets at December 31, 2002
  and 2001                                                                  29

Consolidated Statements of Income for the years
  ended December 31, 2002, 2001 and 2000                                    30

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 2002, 2001 and 2000                                    31

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000                                          32

Notes to Consolidated Financial Statements                                  33

Financial Statement Schedules:

Consolidated Financial Statement Schedule II

  -  Valuation and Qualifying Accounts and Reserves                         60

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Bell Microproducts Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Microproducts Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and Note 3 to the consolidated financial statements as of January 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

PricewaterhouseCoopers LLP
San Jose, California
February 17, 2003, except for Note 15, which is as of March 28, 2003

                             BELL MICROPRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           December 31,
                                                                       ---------------------
                                                                         2002        2001
                                                                       ---------   ---------
ASSETS
Current assets:
     Cash                                                              $  12,025   $   1,308
     Accounts receivable, net                                            277,305     299,108
     Inventories                                                         182,775     195,791
     Prepaid expenses and other current assets                            23,786      29,234
                                                                       ---------   ---------
              Total current assets                                       495,891     525,441

Property and equipment, net                                               50,761      50,706
Goodwill                                                                  53,803      53,307
Intangibles                                                                6,006       6,602
Deferred debt issuance costs and other assets                              7,730       7,631
                                                                       ---------   ---------
     Total assets                                                      $ 614,191   $ 643,687
                                                                       =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $ 211,881   $ 231,715
     Borrowings under lines of credit                                      7,919      37,266
     Short-term note payable and current portion of long-term notes
     payable                                                              23,458      23,431
     Other accrued liabilities                                            45,847      49,065
                                                                       ---------   ---------
              Total current liabilities                                  289,105     341,477

Borrowings under lines of credit                                         100,555      86,650
Long-term notes payable                                                   75,500      85,052
Other long-term liabilities                                                3,182       4,739
                                                                       ---------   ---------
     Total liabilities                                                   468,342     517,918
                                                                       ---------   ---------

Commitments and contingencies (Note 11)

Shareholders' equity:
     Preferred Stock, $0.01 par value, 10,000 shares authorized;
        none issued and outstanding                                            -           -
     Common Stock, $0.01 par value, 40,000 shares authorized; 20,127
     and 17,578 shares issued and outstanding                            115,888      94,553
     Retained earnings                                                    25,311      32,365
     Accumulated other comprehensive income                                4,650      (1,149)
                                                                       ---------   ---------
              Total shareholders' equity                                 145,849     125,769
                                                                       ---------   ---------
     Total liabilities and shareholders' equity                        $ 614,191   $ 643,687
                                                                       =========   =========

         The accompanying notes are an integral part of these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Year Ended December 31,
                                                    -----------------------------------------

                                                       2002           2001           2000
                                                    -----------    -----------    -----------
Net sales                                           $ 2,104,922    $ 2,007,102    $ 1,804,102
Cost of sales                                         1,926,366      1,854,294      1,638,802
                                                    -----------    -----------    -----------

Gross profit                                            178,556        152,808        165,300

Selling, general and administrative expenses            165,624        157,910        121,088
Restructuring and special charges                         5,688          8,894             --
                                                    -----------    -----------    -----------
Total operating expenses                                171,312        166,804        121,088

Operating income (loss)                                   7,244        (13,996)        44,212
Interest expense and other income                        16,910         20,362         14,495
                                                    -----------    -----------    -----------

Income (loss) from operations before income taxes        (9,666)       (34,358)        29,717
Provision for (benefit from) income taxes                (2,612)       (12,251)        12,480
                                                    -----------    -----------    -----------
Net income (loss)                                   $    (7,054)   $   (22,107)   $    17,237
                                                    ===========    ===========    ===========

Earnings (loss) per share (Note 2)

       Basic                                        $     (0.37)   $     (1.34)   $      1.17
                                                    ===========    ===========    ===========
       Diluted                                      $     (0.37)   $     (1.34)   $      1.05
                                                    ===========    ===========    ===========

Shares used in per share calculation (Note 2)
       Basic                                             19,201         16,495         14,673
                                                    ===========    ===========    ===========
       Diluted                                           19,201         16,495         16,415
                                                    ===========    ===========    ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             Common Stock                                       Other
                                        ----------------------      Deferred      Retained   Comprehensive
                                         Shares        Amount     Compensation    Earnings      Income        Total
                                        ---------    ---------    ------------    ---------  -------------  ---------
Balance at December 31, 1999               13,877    $  58,527     $       -      $  37,285    $     461    $  96,273

Foreign currency translation                    -            -             -              -         (555)        (555)
Net income                                      -            -             -         17,237            -       17,237
                                                                                                            ---------
Total comprehensive income                                                                                     16,682

Exercise of stock options, including
   related tax benefit of $1,933              622        5,242             -              -            -        5,242
Issuance of Common Stock under
   Stock Purchase Plan                        278        1,421             -              -            -        1,421
Stock split                                     -           50             -            (50)           -            -
Issuance of Common Stock for
   acquisition of Rorke Data (Note 4)         269        2,508             -              -            -        2,508
Issuance of warrant to RSA                    747        7,406             -              -            -        7,406
                                        ---------    ---------     ---------      ---------    ---------    ---------
Balance at December 31, 2000               15,793       75,154             -         54,472          (94)     129,532

Foreign currency translation                    -            -             -              -       (1,055)      (1,055)
Net loss                                        -            -             -        (22,107)           -      (22,107)
                                                                                                            ---------
Total comprehensive loss                                                                                      (23,162)

Exercise of stock options, including
   related tax benefit of $1,270              446        3,947             -              -            -        3,947
Issuance of Common Stock under
   Stock Purchase Plan                        319        2,175             -              -            -        2,175
Issuance of Common Stock for
   business acquisitions (Note 4)           1,020       13,277             -              -            -       13,277
                                        ---------    ---------     ---------      ---------    ---------    ---------
Balance at December 31, 2001               17,578       94,553             -         32,365       (1,149)     125,769

Foreign currency translation                    -            -             -              -        5,799        5,799
Net loss                                        -            -             -         (7,054)           -       (7,054)
                                                                                                            ---------
Total comprehensive loss                                                                                       (1,255)

Issuance of Common Stock in private
   placement                                1,500       12,642             -              -            -       12,642
Issuance of stock warrants in private
   placement                                    -        3,858             -              -            -        3,858
Exercise of stock options, including
   related tax benefit of $ 581               301        2,421             -              -            -        2,421
Issuance of Common Stock under
   Stock Purchase Plan                        399        2,318             -              -            -        2,318
Issuance of Common Stock for
   business acquisitions (Note 4)             349            -             -              -            -            -
Issuance of restricted stock                    -            -         1,330              -            -        1,330
Deferred compensation                           -            -        (1,234)             -            -       (1,234)
                                        ---------    ---------     ---------      ---------    ---------    ---------
Balance at December 31, 2002               20,127    $ 115,792     $      96      $  25,311    $   4,650    $ 145,849
                                        =========    =========     =========      =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements

                             BELL MICROPRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (INCREASE (DECREASE) IN CASH, IN THOUSANDS)

                                                                    -----------------------------------
                                                                          Year Ended December 31,
                                                                    -----------------------------------
                                                                      2002         2001         2000
                                                                    ---------    ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                             $  (7,054)   $ (22,107)   $  17,237
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
      Depreciation and amortization                                    10,803       11,658        5,510
      Provision for doubtful accounts                                  11,357       11,569        9,958
      Loss on disposal of property, equipment and other                 1,337        2,503           87
      Deferred income taxes                                              (235)      (3,976)      (2,836)
      Tax benefit from stock options                                      581        1,270        1,933
      Changes in assets and liabilities:
             Accounts receivable                                       32,391        8,375      (16,550)
             Inventories                                               21,210       66,324      (38,451)
             Prepaid expenses                                             117      (11,298)      (3,091)
             Other assets                                                 (99)       1,133           (1)
             Accounts payable                                         (34,617)     (17,234)     (16,085)
             Other accrued liabilities                                 (9,418)      (7,614)       7,366
                                                                    ---------    ---------    ---------
      Net cash provided by (used in) operating activities              26,373       40,603      (34,923)

Cash flows from investing activities:
      Acquisition of property, equipment and other                    (11,143)     (16,380)     (33,989)
      Proceeds from sale of property, equipment and other               1,794            -           76
      Acquisitions of businesses (Note 4)                                   -      (13,807)     (30,893)
                                                                    ---------    ---------    ---------
Net cash used in investing activities                                  (9,349)     (30,187)     (64,806)

Cash flows from financing activities:
      Net borrowings (repayments) under line of credit agreements     (22,592)      61,404      (95,652)
      (Repayments) proceeds from long-term notes payable to RSA        (7,000)      (7,000)     100,000
      (Repayments) proceeds from short-term notes payable to RSA            -      (80,000)      80,000
      Borrowings of notes and leases payable                            9,545        3,358       18,033
      Repayment of notes and leases payable                            (8,081)      (2,214)      (5,144)
      Proceeds from issuance of Common Stock and warrants              20,658        4,852        4,730
                                                                    ---------    ---------    ---------
Net cash (used in) provided by financing activities                    (7,470)     (19,600)     101,967
Cash acquired upon acquisitions of businesses                               -        3,014          546
Effect of exchange rate changes on cash                                 1,163           13         (422)
                                                                    ---------    ---------    ---------
Net increase (decrease) in cash                                        10,717       (6,157)       2,362
Cash at beginning of year                                               1,308        7,465        5,103
                                                                    ---------    ---------    ---------
Cash at end of year                                                 $  12,025    $   1,308    $   7,465
                                                                    =========    =========    =========
Supplemental disclosures of cash flow information:
      Cash paid during the year for:
             Interest                                               $  17,664    $  24,346    $  10,817
             Income taxes                                           $     499    $   2,447    $  12,106
Supplemental non-cash financing activities:
      Issuance of Restricted stock                                  $   1,330    $       -    $       -
      Common Stock issued for acquisition (Note 4)                  $       -    $  13,277    $   2,508
      Stock warrant issued for subordinated debt                    $       -    $       -    $   7,406
      Liabilities assumed on acquisition of business (Note 4)       $       -    $       -    $   3,000
      Effect of stock split (Note 2)                                $       -    $       -    $      50

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

         The Company incurred net losses in 2002 and 2001. The 2002 loss is related to certain restructuring initiatives including the reduction of headcount and the abandonment of facilities and the increase in "Selling, General, and Administrative Expenses." The 2001 loss is related to declining product gross margins, discontinuation of certain product lines, abandonment of certain computer software, and additional bad debt provision offset by revenue increases. These increases were primarily the result of the Company's acquisition strategy in 2000 and 2001.

         As is more fully discussed in Note 6, the Company has a $160 million line of credit facility with a group of lenders for operations in North and South America. The Company had approximately $66 million in unused borrowing capacity at December 31, 2002 related to this facility. This facility is limited to use for operations within the U.S. and the funds can be used outside the U.S if permission is received by the Company from the lenders. The Company also has a $115 million line of credit facility with a group of lenders in Europe. At December 31, 2002, the Company had approximately $24 million in unused borrowing capacity. This facility is limited to use for operations within Europe and the United Kingdom.

         The Company anticipates that its existing cash and its ability to borrow under its line of credits will be sufficient to meet the Company's anticipated cash needs for operation and capital requirements through December 31, 2003.

         The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement cost saving initiatives. If the Company is unable to return to profitability, in order to continue operations, it may need to obtain additional debt financing or sell additional shares of its equity securities. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

REVENUE RECOGNITION

         Revenue is recognized when title transfers to the customer and when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Transactions with sale terms of FOB shipping point are recognized when the products are shipped and transactions with sale terms of FOB destination are recognized upon arrival. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other current liabilities. A reconciliation of the changes in the product warranty liability during 2002 is as follows (in thousands):

Balance at December 31, 2001                          $        799
Provision based on 2002 sales                                  632
Foreign currency translation                                     7
Warranty expenses incurred during 2002                        (756)
                                                      ------------
Balance at December 31, 2002                          $        682
                                                      ============

CONCENTRATION OF CREDIT AND OTHER RISKS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated collection losses. No customer accounts for more than 10% of sales in any of the three years ended December 31, 2002, 2001 and 2000, or accounts receivable at December 31, 2002 and 2001.

         Four vendors accounted for 43%, 51% and 39% of the Company's inventory purchases during 2002, 2001 and 2000, respectively.

INVENTORIES

         Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Market is based on estimated net realizable value.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of computer and other equipment, furniture and fixtures and warehouse equipment that range from three to five years. Depreciation of buildings is based upon the estimated useful lives of 50 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the lease term.

GOODWILL

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," Bell is required to perform an annual impairment test for goodwill. SFAS No. 142 requires Bell to compare the fair value of the Company to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows.

LONG-LIVED ASSETS

         Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Other intangible assets are recorded at cost and amortized over periods ranging from 3 to 40 years.

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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                                               Year Ended December 31,
                                                             ----------------------------------------------------------
                                                                2002                  2001                  2000
                                                             ------------          -----------           -----------
Net income (loss)                                            $     (7,054)         $   (22,107)          $    17,237
                                                             ============          ===========           ===========
Weighted average common shares outstanding (basic)                 19,201               16,495                14,673

Effect of dilutive warrant and options                                  -                    -                 1,742
                                                             ------------          -----------           -----------
Weighted average common shares outstanding (diluted)               19,201               16,495                16,415
                                                             ============          ===========           ===========
Earnings (loss) per share:
Basic                                                        $      (0.37)         $     (1.34)          $      1.17
                                                             ============          ===========           ===========
Diluted                                                      $      (0.37)         $     (1.34)          $      1.05
                                                             ============          ===========           ===========

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

         At December 31, 2002 and 2001, all outstanding options, restricted stock grants and warrants to purchase 6,117,246 and 4,489,553 shares of common stock respectively were excluded from the computation of diluted net loss per share because they were anti-dilutive. At December 31, 2000, 0.3 million options to purchase common stock were excluded from the calculation of diluted EPS because they were anti-dilutive.

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

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's Statements of Income. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

         The following table illustrates the effect on income from continuing operations and earnings per share if Bell had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The estimated fair value of each Bell option is calculated using the Black-Scholes option-pricing model.

                                                                     (In millions, except per share amounts):
                                                                   2002                2001               2000
                                                                 ---------          --------             -------
Net income (loss) as reported:                                   $  (7,054)         $(22,107)            $17,237
Stock-based employee compensation expense
     determined under fair value based method, net of tax           (5,982)           (5,727)             (2,634)
                                                                 ---------          --------             -------
Pro forma net income (loss)                                      $ (13,036)         $(27,834)            $14,603
                                                                 =========          ========             =======
Earnings (loss) per share:
     As reported
       Basic                                                     $   (0.37)         $  (1.34)            $  1.17
       Diluted                                                   $   (0.37)         $  (1.34)            $  1.05
     Pro forma
       Basic                                                     $   (0.68)         $  (1.69)            $  1.00
       Diluted                                                   $   (0.68)         $  (1.69)            $  0.89

SEGMENT REPORTING

         Financial Accounting Standards Board Statement No.131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments' profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which the Company earns revenues and holds assets, and about major customers (see Note 14).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets." These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company adopted the provisions of SFAS 142 on January 1, 2002. As a result, the Company has ceased amortization of $53.3 million in goodwill.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Bell adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishment of debt. The provisions of SFAS 145 will be adopted during fiscal year 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ("SFAS No. 146"), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements and has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 3 - CHANGE IN ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES:

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002. The Company performed an impairment analysis of our intangible assets during the first quarter and found no instances of impairment.

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. The Company has one reporting unit and supplemental comparative disclosure as if goodwill had not been amortized in the prior year period is as follows (in thousands, except per share amounts):

                                               2002                  2001                  2000
                                           ------------          ------------          ------------
Reported net income (loss)                 $     (7,054)         $    (22,107)         $     17,237
Add back:  Goodwill amortization                      -                 1,741                   947
                                           ------------          ------------          ------------
Adjusted net loss                          $     (7,054)         $    (20,366)         $     18,184
                                           ============          ============          ============

Basic loss per share:
    Reported loss per share                $      (0.37)         $      (1.34)         $       1.17
    Goodwill amortization                             -                  0.11                  0.06
                                           ------------          ------------          ------------
    Adjusted net loss per share            $      (0.37)         $      (1.23)         $       1.23
                                           ============          ============          ============

Diluted loss per share:
    Reported net loss per share            $      (0.37)         $      (1.34)         $       1.05
    Goodwill amortization                             -                  0.11                  0.06
                                           ------------          ------------          ------------
    Adjusted net loss per share            $      (0.37)         $      (1.23)         $       1.11
                                           ============          ============          ============

         The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, a trademark, a trade name and supplier relationships, with estimated useful lives for amortization of three years, 40 years, 20 years and ten years, respectively. The carrying values and accumulated amortization of these assets at December 31, 2002 are as follows (in thousands):

                                                      As of December 31, 2002
                                         ---------------------------------------------
                                         Gross Carrying                   Accumulated
Amortized Intangible Assets                  Amount                       Amortization
---------------------------              --------------                   ------------
Non-compete agreements                     $    2,137                       $  (1,233)
Trademark                                       3,965                            (228)
Trade name                                        300                             (15)
Supplier relationships                          1,200                            (120)
                                           ----------                       ---------
Total                                      $    7,602                       $  (1,596)
                                           ==========                       =========

         The expected amortization of these balances over the next five fiscal years are as follows (in thousands):

Aggregate Amortization Expense
For year ended 12/31/02                        $    794
Estimated Amortization Expense
For year ending 12/31/03                       $    790
For year ending 12/31/04                       $    749
For year ending 12/31/05                       $    248
For year ending 12/31/06                       $    238
For year ending 12/31/07                       $    229

NOTE 4 - ACQUISITIONS:

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

         Total Tec was acquired for a total purchase price of approximately $14.2 million which included cash of approximately $9 million, the issuance of 400,000 shares of the Company's Common Stock that include a certain share price guarantee and acquisition costs. The share price guarantee provides for the issuance of additional consideration if the market value of the Company's Common Stock is less than $12.50 per share on the first anniversary of the closing date of the acquisition. As a result of this guarantee, the Common Stock issued as part of the acquisition has been valued at the $12.50 guaranteed amount. In November 2002, the Company issued 272,947 shares of the Company's Common Stock resulting from the share price guarantee. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

Cash                                $     3,014
Accounts receivable                      16,229
Inventories                               7,006
Equipment and other assets                2,841
Goodwill                                  3,124
Other intangibles                         2,500
Accounts payable                         (7,100)
Other accrued liabilities                (3,792)
Notes payable                            (9,630)
                                    -----------
Total consideration                 $    14,192
                                    ===========

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

         TTPG was acquired for a total purchase price of approximately $10.7 million which included cash of $2.5 million, the issuance of 560,000 shares of the Company's Common Stock valued at $7.5 million that include a one-year share price guarantee and acquisition costs. The Common Stock issued was valued in accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of the Company's Common Stock for the two days prior to the acquisition date and the closing price of the Company's Common Stock on the date of acquisition. The share price guarantee provides for the issuance of additional consideration if the market value of the Company's Common Stock is less than $12.50 per share on the first anniversary of the closing date of the acquisition. This was a below-market share price guarantee and was accounted for in accordance with EITF Issue No 97-15, "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination." In June 2002, the Company issued an additional 74,714 shares of the Company's Common Stock as a result of the share price guarantee. The purchase price was allocated to the acquired assets and assumed liabilities bases upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

Accounts receivable                 $      6,182
Inventories                                7,397
Equipment and other assets                   661
Goodwill                                   9,293
Accounts payable                          (9,915)
Other accrued liabilities                 (1,928)
Notes payable                               (998)
                                    ------------
Total consideration                 $     10,692
                                    ============

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

Accounts receivable                         $      1,069
Inventories                                        1,033
Equipment and other assets                            42
Goodwill                                           1,526
Accounts payable                                    (775)
Other accrued liabilities                           (401)
Notes payable                                       (294)
                                            ------------
Total consideration                         $      2,200
                                            ============

Ideal Hardware Limited Acquisition

         On August 3, 2000, the Company acquired all the capital stock of Ideal Hardware Limited ("Ideal"), a wholly owned subsidiary of InterX plc. Ideal is a United Kingdom-based, storage-centric distributor offering value-added programs and services.

         Ideal was acquired for a total purchase price of approximately $24.4 million which included cash paid of $19.9 million, deferred purchase price payable of $3.0 million and acquisition costs of $1.5 million. The deferred purchase price was paid on March 31, 2001. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

Accounts receivable                    $  113,334
Inventories                                42,882
Equipment and other assets                  5,476
Goodwill and other intangibles             20,144
Accounts payable                          (96,084)
Bank borrowings                           (30,102)
Other accrued liabilities                 (27,890)
Deferred taxes                             (3,360)
                                       ----------
Total consideration                    $   24,400
                                       ==========

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

         RDI was acquired for a total purchase price of approximately $7.0 million, which included cash of $4.1 million, the issuance of 269,418 shares of the Company's Common Stock and acquisition costs. The 269,418 shares issued as part of the consideration were valued at approximately $2.9 million. The Common Stock issued was valued in accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," using the average of the closing prices of the Company's Common Stock for the two days prior to the acquisition date and the closing price of the Company's Common Stock on the date of acquisition. The final allocation of the purchase price to acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, is as follows (in thousands):

Cash                                   $      546
Accounts receivable                         6,644
Inventories                                 8,390
Equipment and other assets                  2,372
Goodwill                                    7,480
Accounts payable                           (7,253)
Other accrued liabilities                  (1,809)
Bank borrowings                            (7,832)
Notes payable                              (1,501)
                                       ----------
Total consideration                    $    7,037
                                       ==========

NOTE 5 - BALANCE SHEET COMPONENTS:

                                                                         December 31,
                                                                ---------------------------
                                                                   2002             2001
                                                                ----------       ----------
                                                                      (in thousands)
Accounts receivable, net:
   Accounts receivable                                          $  300,645       $  319,314
   Less: allowance for doubtful accounts and returns               (23,340)         (20,206)
                                                                ----------       ----------
                                                                $  277,305       $  299,108
                                                                ==========       ==========
Property and equipment:
   Computer and other equipment                                 $   32,716       $   23,563
   Land and buildings                                               23,112           21,055
   Furniture and fixtures                                            9,901            9,505
   Warehouse equipment                                               8,307            7,912
   Leasehold improvements                                            2,623            2,351
                                                                ----------       ----------
                                                                    76,659           64,386
   Less: accumulated depreciation                                  (25,898)         (13,680)
                                                                ----------       ----------
                                                                $   50,761       $   50,706
                                                                ==========       ==========

Goodwill and other intangibles, net:
   Goodwill                                                     $   60,423       $   59,923
   Other intangibles                                                 7,602            7,408
   Less: accumulated amortization                                   (8,216)          (7,422)
                                                                ----------       ----------
                                                                $   59,809       $   59,909
                                                                ==========       ==========

NOTE 6 - LINES OF CREDIT AND TERM LOAN:

LINES OF CREDIT

                                                                        December 31,
                                                                ---------------------------
                                                                   2002             2001
                                                                ----------       ----------
First Union Facility                                            $   52,127       $   86,535
Bank of America Facility                                            48,428                -
Lombard NatWest Limited Facility                                         -           31,200
IFN Financing BV                                                     6,992            1,484
Other lines                                                            927            4,831
                                                                ----------       ----------
                                                                   108,474          124,050
Less: amounts included in current liabilities                        7,919           37,400
                                                                ----------       ----------
Amounts included in non-current liabilities                     $  100,555       $   86,650
                                                                ==========       ==========

         On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with

First Union National Bank ("First Union Facility"), a subsidiary of Wachovia. The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the year ended December 31, 2002, was 4.4%, and the balance outstanding at December 31, 2002 was $52.1 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at December 31, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On December 2, 2002, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("B of A facility"), as principal agent, to provide a L 75 million revolving line of credit facility, or the equivalent of $115 million USD. The B of A facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at B of A's base rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit for the period beginning December 2, 2002, to December 31, 2002 was 6.4%, and the balance outstanding at December 31, 2002 was $48.4 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at December 31, 2002; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On November 13, 2001, the Company acquired Total Tec Systems, Inc. ("Total Tec") for a combination of cash and shares of the Company's common stock totaling approximately $14.2 million, including acquisition costs. Liabilities assumed included a $17.5 million borrowing facility with Summit Business Capital Corporation ("SBCC") which is secured by substantially all of Total Tec's assets, bears interest at SBCC's base rate or LIBOR plus 2.25% and matures April 30, 2003. The balance outstanding at December 31, 2001 was $5.4 million. At December 31, 2002, the SBCC borrowing agreement was terminated and subsequent to December 31, 2003, financial accommodations were extended to Total Tec under the amended First Union Facility. The acquisition of Total Tec was funded through borrowings under the Company's revolving line of credit.

         The Company has an agreement with IFN Finance BV to provide up to $7.3 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days notice. Loan balances outstanding were $7.0 million and $1.5 million, at December 31, 2002 and 2001, respectively.

TERM LOANS

                                                                        December 31,
                                                                ---------------------------
                                                                   2002             2001
                                                                ----------       ----------
Note payable to RSA                                             $   86,000       $   93,000
Lombard NatWest Limited Mortgage                                     9,816           11,839
Other                                                                    -            2,552
                                                                ----------       ----------
                                                                    95,816          107,391
Less: amounts due in current year                                   20,316           22,339
                                                                ----------       ----------
Long-term debt due after one year                               $   75,500       $   85,052
                                                                ==========       ==========

         On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at December 31, 2002 on this long-term debt was $86.0 million, $10.5 million is payable in 2003, $7.0 million for each of the years 2004 through 2007, and $47.5 million thereafter.

         On October 16, 2000, the Company entered into a $13.3 million mortgage agreement with Lombard NatWest Limited, ("NatWest facility") related to the acquisition of a building for Ideal. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The principal amount due in 2003 is $1,288,000 and amounts due in 2004 and 2005 are $1,288,000 and $7,240,000, respectively. The Company has an interest rate swap agreement that effectively converts the variable interest payable on the mortgage to a fixed rate of 7.42% until January 2003. In the first quarter of 2002, the Company sold a portion of the property for $1.7 million, and recorded a net gain on the sale of approximately $270,000. Proceeds were used to reduce the balance on the mortgage. The balance of the mortgage at December 31, 2002 was $9.8 million. The Company was in compliance with a financial ratio covenant related to this facility at December 31, 2002, however the Company does not expect to be in compliance with the same covenant at March 31, 2003. The Company expects to receive a waiver from its lender. On October 17, 2002, the Company signed a commitment letter with a U.K. financing institution to re-mortgage the property under a new 15-year term loan facility of approximately $10 million. The Company expects to finalize the new facility and repay borrowings outstanding under the NatWest facility in the second quarter of 2003. As a result, the balance of the mortgage is classified as a current liability.

NOTE 7 - COMMON STOCK:

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

NOTE 8 - RESTRUCTURING COSTS, SPECIAL CHARGES AND OTHER PROVISIONS:

         In the second quarter of 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $2.3 million in response to economic conditions. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. The special charges related to Rorke Data Europe included accrued costs for future lease obligations for non-cancelable lease payments of $249,000, other facility closure costs of $306,000 and severance and benefits of $28,000 for involuntary employee terminations.

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

         In the second and third quarters of 2001, the Company accrued restructuring costs of $4.8 million. These costs consisted primarily of the abandonment of certain inventory related computer software that had a carrying value of $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities. The Company terminated 267 employees worldwide, predominantly in overhead support functions

         Additionally in the third quarter of 2001, the Company recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the Argentinean peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

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

         At December 31, 2002, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                                                        Restructuring
                                         2002            2001           Total             Cash          Liabilities at
                                        Charges        Charges         Charges          Payments       December 31, 2002
                                      ----------     ----------      -----------      -----------      -----------------
Severance costs                       $    1,167     $    2,199      $     3,366      $     2,821          $     545
Lease costs                                2,515            238            2,753              674              2,079
Other facility closure costs                 306              -              306              306                  -
                                      ----------     ----------      -----------      -----------          ---------
Total                                 $    3,988     $    2,437      $     6,425      $     3,801          $   2,624
                                      ==========     ==========      ===========      ===========          =========

NOTE 9 - STOCK-BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         In May of 1998, the Company adopted the 1998 Stock Plan (the "Plan") which replaced the 1988 Amended and Restated Incentive Stock Plan (the "1988 Plan") and the 1993 Director Stock Option Plan (the "Director Plan").

         The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Under the Plan, the Company has reserved for issuance a total of 4,239,327 shares of Common Stock plus 272,508 shares of Common Stock which were reserved but unissued under the 1988 Plan and 52,500 shares of Common Stock which were reserved but unissued under the Director Plan. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the Plan is 3,154,496 shares, plus an annual increase to be added on January 1 of each year, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 7,917,975 shares of Common Stock for issuance under the aggregate of all stock option plans.

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

         As part of the Plan, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 193,500 shares of Common Stock were granted in 2000 and no options were granted in years 2001 and 2002. The Program provides for ten-year option terms with vesting at the rate of one tenth per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

         Options granted under the Director Plan prior to May 1998 and outstanding at December 31, 2002 total 100,800. Under the Director Plan, 112,500 options were granted in 1993 at an exercise price of $5.33 per share, and 30,000 options were granted in 1996 at an exercise price of $4.67 per share. In 1997, 30,000 options were granted at an exercise price of $8.42 per share. In 1998, 22,500 options were granted at an exercise price of $5.00 per share. On August 5, 1999, the Board of Directors approved the vesting in full of all options currently held by the Directors and modified the Plan to immediately vest all future Board of Directors options at the time they are granted.

         In 2002, 2001 and 2000, the number of shares of Common Stock reserved under the Plan were not sufficient to accommodate the Company's growth through acquisitions and key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 897,999, 520,000 and 763,536 nonqualified stock options outside the provisions of the Plan in 2002, 2001 and 2000 respectively, and 1,612,750 of these options were outstanding at December 31, 2002, net of cancellations, and are included in the table below.

         The following table presents all stock option activity:

                                                                                Options Outstanding
                                                                      -------------------------------------
                                                    Options                                    Weighted
                                                 Available for                                  Average
                                                     Grant                   Shares          Exercise Price
                                                 -------------             ----------        --------------
Balance at December 31, 1999                           114,062              2,595,207          $    5.50

Increase in options available for grant              1,754,474                      -                  -
Options canceled                                       261,732               (482,250)         $    6.83
Canceled options not available for grant               (67,500)                     -          $    5.67
Options granted                                     (2,182,464)             2,946,000          $   12.87
Options exercised                                            -               (621,840)         $    5.29
                                                    ----------             ----------          ---------
Balance at December 31, 2000                          (119,696)             4,437,117          $   10.11
                                                    ==========             ==========          =========

Increase in options available for grant                600,000                      -                  -
Options canceled                                       478,547               (652,535)         $    9.92
Canceled options not available for grant               (10,875)                     -          $    4.59
Options granted                                       (631,000)             1,151,000          $   11.71
Options exercised                                            -               (446,029)         $    5.98
                                                    ----------             ----------          ---------
Balance at December 31, 2001                           316,976              4,489,553          $   10.96
                                                    ==========             ==========          =========

Increase in options available for grant                600,000                      -                  -
Options canceled                                       178,684               (317,311)         $   13.36
Canceled options not available for grant                (3,000)                     -          $    7.42
Options granted                                       (598,250)             1,496,249          $    8.16
Options exercised                                            -               (301,245)         $    6.12
                                                    ----------             ----------          ---------
Balance at December 31, 2002                           494,410              5,367,246          $   10.31
                                                    ==========             ==========          =========

         At December 31, 2002, 2,167,418 options were exercisable under these Plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.

         The following table summarizes information about stock options and restricted stock outstanding for all plans at December 31, 2002:

                                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                            -------------------------------------------------------      -------------------------------------
                             Number of
                              Options              Weighted                                Number of
                            Outstanding            Average                                   Shares
                               As of              Remaining             Weighted          Exercisable As         Weighted
  Range of Exercise         December 31,       Contractual Life          Average         of December 31,          Average
        Prices                  2002               In Years          Exercise Price           2002             Exercise Price
-----------------------     ------------       ----------------      --------------      -----------------     ---------------
$  0.00  - $  4.40              811,250             5.25                 $ 3.24                180,600              $ 4.32
$  4.42  - $  5.88              780,872             2.48                   5.04                543,711                5.18
$  6.13  - $  9.06              861,574             4.20                   7.61                458,757                7.50
$  9.37  - $ 11.80            1,021,550             5.47                  10.50                289,834                9.92
$ 11.82  - $ 13.95              865,500             4.68                  13.34                223,375               13.74
$ 15.00  - $ 24.13            1,023,500             2.75                  19.42                469,641               19.28
$ 24.38  - $ 24.38                3,000             2.83                  24.38                  1,500               24.38
                              ---------                                                      ---------
                              5,367,246             4.15                  10.31              2,167,418               10.18
                              =========                                                      =========

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

         The Company has reserved 1,803,498 shares of Common Stock for issuance to all eligible employees under its ESPP. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period in the prior two years. A total of 1,801,876 shares have been issued under this plan as of December 31, 2002.

FAIR VALUE DISCLOSURES

         The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. To determine the additional pro forma disclosures required by SFAS 123 for the stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 2002, 2001 and 2000, respectively, expected volatility of 76%, 73% and 68%; risk free interest rate of 3.4%, 4.9% and 5.8% and expected lives of 3.55, 3.50 and 3.69 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 2002, 2001 and 2000 was $4.81, $5.47 and $6.68 per option, respectively. The fair value of each ESPP purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years. The weighted average fair value of those purchase rights granted in 2002, 2001 and 2000 was $3.69, $4.22 and $3.56 per right, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards in 2002, 2001 and 2000 under those plans consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced as presented below (in thousands, except per share data):

                                         2002                  2001                  2000
                                      ------------          -----------           -----------
Net income (loss):
     As reported                      $    ( 7,054)         $   (22,107)          $    17,237
     Pro forma                        $    (13,036)         $   (27,834)          $    14,603

Earnings (loss) per share:
     As reported
       Basic                          $      (0.37)         $     (1.34)          $      1.17
       Diluted                        $      (0.37)         $     (1.34)          $      1.05
     Pro forma
       Basic                          $      (0.68)         $     (1.69)          $      1.00
       Diluted                        $      (0.68)         $     (1.69)          $      0.89

         Because additional stock options and stock purchase rights are expected to be granted each year, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for future years.

OPTION EXCHANGE

         On November 25, 2002, the Company made an exchange offer (the Exchange) to current officers and employees of the Company to exchange stock options held by these employees for restricted shares of the Company's common stock. The offer period ended December 31, 2002 and the restricted shares were issued on January 3, 2003, (the Exchange Date). Employee stock options eligible for the Exchange had a per share exercise price of $11.75 or greater, whether or not vested (Eligible Options). The offer provided for an exchange ratio of three option shares surrendered for each share of restricted stock received.

         In order to be eligible to participate in the Exchange (Eligible Participant), the employee may not receive stock options or other equity awards in the six months following the Exchange Date. In order to participate in the Exchange, an Eligible Participant could tender all Eligible options held, or any selected eligible options granted by different stock option agreements. If an Eligible Participant chose to participate, all options granted on or after May 26, 2002 were tendered regardless of the exercise price of such options. The shares of restricted stock will vest in one-fourth increments on each of the first, second, third and fourth annual anniversary dates of the Exchange Date. If the employment of an employee who participated in the Exchange terminates prior to the vesting of the restricted stock received in the Exchange, the employee will forfeit the unvested shares of restricted stock. As a result of the Exchange, the Company issued 744,802 shares of restricted stock in return for 2,234,250 stock options.

         Approximately $1,009,207 of non-cash deferred compensation expense associated with the restricted stock will be charged to income during each of the four years during which the restricted stock vests. The deferred compensation charge is unaffected by future changes in the price of the common stock.

NOTE 10 - INCOME TAXES:

         The provision for (benefit from) income taxes consists of the following (in thousands):

                                     2002                  2001                  2000
                                  ------------          -----------           -----------
Current:
         Federal                  $     (2,335)         $    (7,214)          $    10,904
         State                               -                   34                 2,422
         Foreign                        (1,130)              (1,095)                1,990
                                  ------------          -----------           -----------
                                        (3,485)              (8,275)               15,316
Deferred:
         Federal                         1,461               (2,046)               (2,268)
         State                            (167)              (1,971)                 (510)
         Foreign                          (421)                  41                   (58)
                                  ------------          -----------           -----------
                                           873               (3,976)               (2,836)
                                  ------------          -----------           -----------
                                  $     (2,612)         $   (12,251)          $    12,480
                                  ============          ===========           ===========

         Deferred tax assets (liabilities) comprise the following (in thousands):

                                                     2002                 2001
                                                   --------             --------
Bad debt, sales and warranty reserves              $  4,286             $  4,689
Accruals, inventory and other reserves                6,069                6,397
Net operating losses                                  2,214                  982
Other                                                   324                  260
                                                   --------             --------
     Gross deferred tax assets                       12,893               12,328
                                                   --------             --------

Unrealized foreign exchange gain                       (316)                (288)
Depreciation and amortization                        (3,105)              (3,736)
                                                   --------             --------
     Gross deferred tax liabilities                  (3,421)              (4,024)
                                                   --------             --------

Valuation allowance                                    (933)                   -

                                                   --------             --------
     Net deferred tax assets                       $  8,539             $  8,304
                                                   ========             ========

         Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets valuation allowance at December 31, 2002 is attributed to certain foreign net operating loss carryovers that do not meet the more likely than not standard of realizability.

         As of December 31, 2002, the Company had state net operating loss carryforwards of approximately $25,613,000 available to offset future state taxable income. The state net operating loss carryforwards will expire in varying amounts beginning 2006 through 2022.

         The tax benefit associated with dispositions from employee stock plans for 2002 is approximately $581,000, which was recorded as an addition to paid-in capital and a reduction to taxes payable.

         A reconciliation of the Federal statutory tax rate to the effective tax (benefit) follows:

                                                       2002                 2001              2000
                                                     --------             --------          --------
Federal statutory rate                                (35.0)%              (35.0)%            35.0%
State income taxes, net of Federal tax
    benefit and credits                                (1.7)%               (3.8)%             4.2%
Foreign taxes, net of foreign tax credits               6.0 %               (0.1)%             0.2%
Other                                                   3.7 %                3.2 %             2.6%
                                                     ------               ------            ------
Total                                                 (27.0)%              (35.7)%            42.0%
                                                     ======               ======            ======

NOTE  11 - COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under cancelable and non-cancelable operating lease agreements. The leases expire at various times through 2019 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

         The Company leases certain equipment under capitalized leases with such equipment amounting to $3,565,000 less accumulated depreciation of $1,641,000 at December 31, 2002. Amortization expense on assets subject to capitalized leases was $843,000 for the year ended December 31, 2002. The capitalized lease terms range from 33 months to 60 months.

     The following is a summary of commitments under non-cancelable leases:

                                                  CAPITALIZED          OPERATING
         YEAR ENDING DECEMBER 31,                   LEASES               LEASES
---------------------------------------           -----------          ---------
                                                           (in thousands)
                                                  -----------------------------
2003                                                $   987            $   7,081
2004                                                    200                5,981
2005                                                     98                4,879
2006                                                     86                4,277
2007                                                      7                3,671
2008 and beyond                                           -               14,300

                                                   --------            ---------
Total minimum lease payments                          1,378            $  40,189
                                                                       =========
Less: imputed interest                                 (127)
                                                   --------

Present value of minimum lease payments             $ 1,251
                                                   ========

         Total operating lease expense was $8,671,000, $7,370,000 and $4,718,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES:

         A director of the Company, is a director of one of the Company's customers/vendors, Company A. Another director of the Company, is a director of one of the Company's vendors, Company B. A third director of the Company, is a director one of the Company's customers, Company C. A fourth director of the Company, is the President of one of the Company's consulting providers, Company
D. A fifth Director of the Company, is the President of one of the Company's customers/vendors, Company E. The President of one of the Company's subsidiaries, is a co-owner of one of the Company's customers, Company F. The Company also leased a facility from Company F. Sales to these parties and purchases of inventory and other services from these parties for the three years ended December 31, 2001 and accounts receivable at December 31, 2001 and 2000 are summarized below:

                                                          (In thousands)
                                       ---------------------------------------------------
                                            2002              2001             2000
                                       ---------------   ----------------  ---------------
SALES:
                         Company A        $  1,049          $  1,718         $  3,345
                         Company C              25               431                -
                         Company E              26                 -                -
                         Company F           3,431                 -                -
ACCOUNTS RECEIVABLE:
                         Company A              32               127              355
                         Company C               -                21                -
                         Company E               1                 -                -
                         Company F             524                 -                -
INVENTORY PURCHASED:
                         Company A               -                 -              199
                         Company B               -               111              364
                         Company E              19                 -                -
CONSULTING               Company D              53                 -                -
RENT                     Company F              92                 -                -

         The Company believes that terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

NOTE 13 - SALARY SAVINGS PLAN:

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

NOTE 14 - GEOGRAPHIC INFORMATION:

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 44%, 45% and 57% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively.

         Geographic information consists of the following:

                                                    (in thousands)
                                    2002                  2001                2000
                               ----------------     ----------------    ----------------
Net sales:
    North America              $      1,023,308     $        998,347    $      1,281,967
    Latin America                       189,586              239,537             231,915
    Europe                              892,028              769,218             290,220
                               ----------------     ----------------    ----------------
        Total                  $      2,104,922     $      2,007,102    $      1,804,102
                               ================     ================    ================

         The following table presents long-lived assets located in the Company's country of domicile and located in all foreign countries.

                                                                      December 31,
                                                        ------------------------------------------
                                                              2002                      2001
                                                        ----------------         -----------------
Long -lived assets:
    United States                                       $         49,934         $          51,982
    United Kingdom                                                53,189                    53,231
    Other foreign countries                                       15,177                    13,033
                                                        ----------------         -----------------
        Total                                           $        118,300         $         118,246
                                                        ================         =================

NOTE 15 - SUBSEQUENT EVENTS:

         In March 2003, the Company took actions to reduce costs and improve operating efficiencies. These actions primarily included a multifunctional reduction in the Company's global workforce of approximately 120 positions, or 9% of the Company's total workforce, as well as the discontinuance and write-off of certain fixed assets and additional inventory charges related to the discontinuance of certain product lines.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                    (in thousands, except per share amounts)

                                                                         Quarter Ended
                                    ---------------------------------------------------------------------------------------------
                                     Mar. 31,     June 30,    Sept. 30,   Dec. 31,    Mar. 31,   June 30,   Sept. 30,    Dec. 31,
                                      2001         2001         2001        2001       2002        2002        2002       2002
                                    ---------    ---------   ----------  ----------  ---------  ---------   ---------   ---------
Net sales.......................    $ 535,523    $ 455,686    $ 489,089  $  526,804  $ 522,928  $ 497,713   $ 551,895   $ 532,386
Cost of sales...................      490,101      422,826      459,808     481,559    475,507    457,715     506,563     486,581
                                    ---------    ---------   ----------  ----------  ---------  ---------   ---------   ---------
Gross profit....................       45,422       32,860       29,281      45,245     47,421     39,998      45,332      45,805
Operating expenses:.............
Selling, general and
  administrative expenses.......       39,626       39,018       39,077      40,189     42,696     42,096      40,348      40,484
Restructuring costs and
  special charges...............            -        1,540        7,354           -          -      2,283       3,405           -
                                    ---------    ---------   ----------  ----------  ---------  ---------   ---------   ---------
Total operating expenses........       39,626       40,558       46,431      40,189     42,696     44,379      43,753      40,484

Operating income (loss).........        5,796       (7,698)     (17,150)      5,056      4,725     (4,381)      1,579       5,321
Interest expense and other
  income........................        5,579        5,098        4,874       4,811      4,063      4,408       4,473       3,966
                                    ---------    ---------   ----------  ----------  ---------  ---------   ---------   ---------
Income (loss) from operations
  before income taxes...........          217      (12,796)     (22,024)        245        662     (8,789)     (2,894)      1,355
Provision for (benefit from)
  income taxes..................           91       (5,123)      (7,307)         88        278     (2,716)       (538)        364
                                    ---------    ---------   ----------  ----------  ---------  ---------   ---------   ---------
Net income (loss)...............    $     126    $  (7,673)  $  (14,717) $      157  $     384  $  (6,073)  $  (2,356)  $     991
                                    =========    =========   ==========  ==========  =========  =========   =========   =========
Earnings (loss) per share
  Basic.........................    $    0.01    $   (0.47)  $    (0.88) $     0.01  $    0.02  $   (0.31)  $   (0.12)  $    0.05
  Diluted.......................    $    0.01    $   (0.47)  $    (0.88) $     0.01  $    0.02  $   (0.31)  $   (0.12)  $    0.05
                                    =========    =========   ==========  ==========  =========  =========   =========   =========
Shares used in per share
  calculation
  Basic.........................       15,842       16,173       16,804      17,160     18,099     19,327      19,610      19,770
                                    =========    =========   ==========  ==========  =========  =========   =========   =========
  Diluted.......................       17,417       16,173       16,804      18,041     19,160     19,327      19,610      20,048
                                    =========    =========   ==========  ==========  =========  =========   =========   =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2003 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECTUTIVE OFFICERS OF THE REGISTRANT

    (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

    (b)       EXECUTIVE OFFICERS OF THE REGISTRANT

              The following table and descriptions identify and set forth information regarding the Company's seven executive officers:

          Name                      Age                Position
          ----                      ---                --------
W. Donald Bell................      65    President, Chief Executive Officer and
                                          Chairman of the Board

Ian French....................      49    President, Bell Microproducts Europe

James E. Illson...............      49    Chief Financial Officer and Executive
                                          Vice President of Finance and
                                          Operations

Richard J. Jacquet............      63    Vice President of Human Resources

Philip M. Roussey.............      60    Executive Vice President, Enterprise
                                          Marketing

Robert J. Sturgeon............      49    Vice President of Information
                                          Technology

                   W. Donald Bell has been President, Chief Executive Officer and Chairman of the Board of the Company since its inception in 1987. Mr. Bell has over forty years of experience in the electronics industry. Mr. Bell was formerly the President of Ducommun Inc. and its subsidiary, Kierulff Electronics Inc., as well as Electronic Arrays Inc. He has also held senior management positions at Texas Instruments Incorporated, American Microsystems and other electronics companies.

                   Ian French has been President of Bell Microproducts Europe since August 2000. From June 1999 to July 2000, Mr. French was Chief Executive Officer of Ideal Hardware, a United Kingdom distribution company subsequently acquired by the Company. Mr. French also held various management positions at IBM, Olivetti and Seiko.

                   James E. Illson has been our Chief Financial Officer and
              Executive Vice President of Finance and Operations since September 2002. From March 2000 to April 2002, Mr. Illson was Chief Executive officer and President of Wareforce Inc. a value added reseller. Mr. Illson was with Merisel Inc. from August 1996 to January 2000, serving in the position of Chief Financial Officer until March 1998, when he became President/Chief Operating Officer. Mr. Illson holds a Bachelors degree in Business Administration and a Masters degree in Industrial Administration. Mr. Illson has over 20 years experience in financial and operational fields.

                   Richard J. Jaquet has been our Vice President of Human
              Resources since May 2000. From 1988 to May 2000, Mr. Jacquet served as Vice President of Administration of Ampex Corporation, an electronics manufacturing company. Prior to 1988, Mr. Jacquet served in various senior human resource positions with Harris Corporation and FMC Corporation.

                   Philip M. Roussey has been our Executive Vice President of our Enterprise Marketing since February 2002, prior to which he serve as our Executive Vice President of Computer Products Marketing from April 2000 until February 2002 and as our Senior Vice President of Marketing for Computer Products and Vice President of Marketing from the inception of our Company in 1987 until April 2000. Prior to joining Bell Microproducts in 1987, Mr. Roussey served in management positions with Kierulff Electronics, most recently as Corporate Vice President of Marketing.

                   Robert J. Sturgeon has been our Vice President of Information
              Technology since July 2000, prior to which, he served as our Vice President of Operations since joining the Company in 1992. From January 1991 to February 1992, Mr. Sturgeon was Director of Information Services for Disney Home Video. Prior to that time, Mr. Sturgeon served as Management Information Services ("MIS") Director for Paramount Pictures' Home Video Division from June 1989 to January 1991 and as a Marketing Manager for MTI Systems, a division of Arrow Electronics Inc., from January 1988 to June 1989. Other positions Mr. Sturgeon has held include Executive Director of MIS for Ducommun where he was responsible for ten divisions, including Kierulff Electronics.

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

         The following table provides information concerning the Company's equity compensation plans as of December 31, 2002:

------------------------------------------------------------------------------------------------------------------------------
                                            Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------------
                                    Column (a)                     Column (b)                          Column (c)
------------------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities remaining
                              Number of securities to                                        available for future issuance
                              be issued upon exercise        Weighted-average exercise      under equity compensation plans
                              of outstanding options,         price of outstanding          (excluding securities reflected
  Plan Category                warrants and rights         options warrants and rights               in column (a))
------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                    3,754,496                    $   10.01 (1)                        496,031 (2)
security holders
------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                1,612,750                    $   10.88                                  -
security holders(3)
------------------------------------------------------------------------------------------------------------------------------
Total                                5,367,246                    $   10.18                            496,031
------------------------------------------------------------------------------------------------------------------------------

    (1) Weighted-average exercise price excludes 180,000 shares for restricted stock units with zero exercise price.

    (2) Includes (a) shares under the Company's (2) 1998 Stock Option Plan, which plan provides for the automatic increase of shares on January 1 of each year of a number of shares equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board, subject to adjustment upon changes in capitalization of the Company and (b) 1,621 shares remaining available under the Company's Employee Stock Purchase Plan, which plan provides for the automatic increase on January 1 of each year of a number of shares equal to the lesser of (i) 225,000 shares, (ii) 1.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board, subject to adjustment upon changes in capitalization of the Company.

    (3) Represents stock options that have been granted to employees outside of the Company's 1998 Stock Option Plan, which options are represented by agreements substantially the same as agreements with respect to options under the 1998 Stock Option Plan and generally provide for a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a)      The following documents are filed as part of this Form 10-K:

         (1)  Consolidated Financial Statements

         The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statement Schedule (set forth in Item 8 of Part II of this Form 10-K) are filed as part of this Annual Report on Form 10-K.

         (2)  Consolidated Financial Statement Schedule II - Valuation and
              Qualifying Accounts and Reserves              page 60

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

         (3)  Exhibits - See Exhibit Index following signature page

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company in the fourth quarter of 2002.

(c)      Exhibits. See Item 14(a) above.

(d)      Financial Statements Schedules. See Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

                                         BELL MICROPRODUCTS INC.

                                            By: /s/ James E. Illson
                                                --------------------------------
                                                James E. Illson
                                                Chief Financial Officer and
                                                Executive Vice President of
                                                Finance and Operations

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Donald Bell and James E. Illson and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                                   TITLE                                        DATE
------------------------------    ----------------------------------------------------------    --------------
 /s/ W. Donald Bell               Chairman of the Board, President and Chief Executive          March 31, 2003
------------------------------
(W. Donald Bell)                  Officer (Principal Executive Officer)

 /s/ James E. Illson              Chief Financial Officer and Executive Vice President of       March 31, 2003
------------------------------
(James E Illson)                  Finance and Operations (Principal Financial and Accounting
                                  Officer)

 /s/ Gordon A. Campbell           Director                                                      March 31, 2003
------------------------------
(Gordon A. Campbell)

 /s/ Eugene Chaiken               Director                                                      March 31, 2003
------------------------------
(Eugene Chaiken)

 /s/ David M. Ernsberger          Director                                                      March 31, 2003
------------------------------
(David M. Ernsberger)

 /s/ Edward L. Gelbach            Director                                                      March 31, 2003
------------------------------
(Edward L. Gelbach)

 /s/ James E. Ousley              Director                                                      March 31, 2003
------------------------------
(James E. Ousley)

 /s/ Glenn E. Penisten            Director                                                      March 31, 2003
------------------------------
(Glenn E. Penisten)

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

         I, W. Donald Bell, certify that:

         1. I have reviewed this annual report on Form 10-K of Bell Microproducts, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                 /s/ W. Donald Bell
                                                 -------------------------------
                                                 W. Donald Bell
                                                 Chief Executive Officer

                    SARBANES-OXLEY SECTION 302 CERTIFICATION

         I, James E. Illson, certify that:

         1. I have reviewed this annual report on Form 10-K of Bell Microproducts, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                                     /s/ James E. Illson
                                                     ---------------------------
                                                     James E. Illson
                                                     Chief Financial Officer

                                                                     SCHEDULE II

                             BELL MICROPRODUCTS INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                                   Restructuring                                         Additions
                                 Balance at                             and             Charged to                       Balance at
                                  Beginning                           Special           Costs and        Deductions-       End of
Year Ended December 31,           of Period         Other(1)          Charges            Expenses         Write-off        Period
-----------------------          ----------         --------       ---------------      ----------       -----------     -----------
2002                             $   16,206         $      -         $    1,700          $ 11,357         $ (9,923)       $  19,340

2001                                 12,831            1,630              4,038            11,569          (13,862)          16,206

2000                                  4,986            1,991                  -             9,958           (4,104)          12,831


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

         10.6 Lease dated March 17, 1992 for Registrant's facilities at 1941 Ringwood Avenue; Suite 100, San Jose, California -- incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 33-60954).

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

         10.24 Office and warehouse lease, dated March 21, 1991, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 relating to Rorke Data facilities in Eden Prairie, Minnesota--incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

         10.25 Lease, dated June 16, 2000, relating to Bell Microproducts - Future Tech facilities in Miami, Florida--incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

         10.26* Management Retention Agreement dated March 20, 2000, between the Company and Lawrence Leong--incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

         10.27 Sixth Amendment to Third Amended and Restated Credit Agreement dated May 15, 2000 by among the Registrant, the Banks named therein and California Bank & Trust, as agent for the Banks--incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

         10.28 Seventh Amendment to Third Amended and Restated Credit Agreement dated June 22, 2000 by and among the Registrant, the Banks named therein and California Bank & Trust, as Agent for the Banks--incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

         10.29 Securities Purchase Agreement dated July 6, 2000 between the Registrant and The Retirement Systems of Alabama--incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

         10.30 Stock Purchase Agreement dated July 17, 2000 between the Registrant and Interx Media PLC--incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

         10.31 Fourth Amended and Restated Credit Agreement dated as of October 10, 2000, among Bell Microproducts, the listed financial institutions and California Bank & Trust, as agent--incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

         10.32* Management Retention Agreements between the Registrant and the following executive officers of the Registrant: Philip M. Roussey, Brian J. Clark, Gary Gammon and Robert J. Sturgeon--incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2000.

         10.33* Employment Agreement dated as of October 18, 2000, between the Registrant and James E. Ousley--incorporated by reference to
                  Exhibit 10.33 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2000.

         10.34* Management Retention Agreement dated May 7, 2001 between the Registrant and Benedictus Borsboom - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2002

         10.35* 1998 Stock Plan, as amended and Restated through February 20, 2002 - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10Q for the Quarter ended March 31, 2002.

         10.36* Amendment to Employment Agreement dated as of July 1, 1999 between the Registrant and W. Donald

                  Bell date as of April 30, 2002 - incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Repot on Form 10Q for the quarter ended September 30, 2002.

         10.37* Executive Employment and Non-Compete Agreement dated as of August 13, 2002 between the Registrant and James E. Illson - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

         10.38* Management Retention Agreements dated as of August 6, 2002 between the Registrant and the following executive officers:
                  W. Donald Bell, Ian French, Nick Ganio, Richard J. Jacquette, Phillip M. Roussey and Robert J. Sturgeon - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

         10.39 Syndicated Credit Agreement effective as of December 2, 2002 by and among Ideal Hardware Limited, Bell Microproducts Europe Export Limited, BM Europe Partners C.V., Bell Microproducts Europe BV, Bank of America, N.A. and certain banks and financial institutions.

         10.40 Syndicated Composite Guarantee and Debenture effective as of December 2, 2002 by and among Ideal Hardware Limited, certain other companies listed and Bank of America, N.A.

         10.41 Priority Agreement effective as of December 2, 2002 by and among Bell Microproducts Limited, National Westminster Bank PLC and Bank of America, N.A.

         10.42 First Union National Bank Loan and Security Agreement dated May 14, 2001 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

         10.43 First Amendment to Loan and Security Agreement dated as of December 31, 2002 by and among the Registrant, certain subsidiaries of the Registrant, certain financial institutions and Congress Financial Corporation.

         10.44* Service Agreement dated July 26, 2000 between the Registrant and Ian French.

         21.1     Subsidiaries of the Registrant

         23.1     Consent of PricewaterhouseCoopers LLP, independent accountants

         24.1     Power of Attorney (Contained on Signature page of this Form
                  10-K).

         99.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------------
         * Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K.