Form 10-Q
period 2003-03-31
BELL MICROPRODUCTS INC
filed 2003-05-15
CIK 900708

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

      (MARK ONE)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:     MARCH 31, 2003
                                          --------------

                                      OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________  TO  ____________

      COMMISSION FILE NUMBER    0-21528

                        BELL MICROPRODUCTS INC.
------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      CALIFORNIA                                     94-3057566
------------------------                        ------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA            95131-1721
------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

  (408) 451-9400
------------------------------------------------------------------
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      N/A
------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES    X      NO
                                -----      ------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).

                           YES    X      NO
                                -----      ------

COMMON STOCK, $.01 PAR VALUE --  NUMBER OF SHARES OUTSTANDING AT MAY 7, 2003:
20,132,935

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q



                                                                    Page
PART  I  -  FINANCIAL INFORMATION                                  Number
---------------------------------                                  ------
      Item 1:  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets --
                  March 31, 2003 and December 31, 2002               3

                  Condensed Consolidated Statements of Income -
                  Three months ended March 31, 2003 and 2002         4

                  Condensed Consolidated Statements of Cash
                  Flows -  Three months ended March 31, 2003 and     5
                  2002

                  Notes to Condensed Consolidated Financial          6
                  Statements

      Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  13

      Item 3:  Quantitative and Qualitative Disclosure
               about Market Risk                                    16

      Item 4:  Controls and Procedures                              17

PART II  -  OTHER INFORMATION
-----------------------------

      Item 6:  Exhibits and Reports                                 18

      Signatures                                                    19

      Certifications                                                20

      Exhibit Index                                                 22

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           BELL MICROPRODUCTS INC.
                     Condensed Consolidated Balance Sheets
                                (in thousands)
                                 (unaudited)

                                               March 31,          December 31,
                                                 2003                  2002
                                             ------------        ---------------
ASSETS
Current assets:
   Cash and cash equivalents                 $     4,829          $    12,025
   Accounts receivable, net                      265,488              277,305
   Inventories                                   194,239              182,775
   Prepaid expenses and other current
     assets                                       26,049               23,786
                                             ------------        ---------------
            Total current assets                 490,605              495,891

Property and equipment, net                       45,397               50,761
Goodwill                                          53,595               53,803
Intangibles, net                                   5,738                6,006
Deferred debt issuance costs and other
  assets                                           7,509                7,730
                                             ------------        ---------------
   Total assets                                 $602,844             $614,191
                                             ============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $210,547             $211,881
   Borrowings under lines of credit                3,277                7,919
   Short-term note payable and current
     portion of long-term notes payable           16,654               23,458
   Other accrued liabilities                      41,242               45,847
                                             ------------        ---------------
            Total current liabilities            271,720              289,105

Borrowings under lines of credit                 112,111              100,555
Long-term notes payable                           75,500               75,500
Other long-term liabilities                        3,086                3,182
                                             ------------        ---------------
   Total liabilities                             462,417              468,342
                                             ------------        ---------------

Commitments and contingencies
Shareholders' equity:
   Common Stock, $0.01 par value, 40,000
     shares authorized; 20,134 and 20,127
     issued and outstanding                      116,220              115,888
   Retained earnings                              20,376               25,311
   Accumulated other comprehensive income          3,831                4,650
                                             ------------        ---------------
      Total shareholders' equity                 140,427              145,849
                                             ------------        ---------------
   Total liabilities and shareholders'
     equity                                      602,844             $614,191
                                             ============        ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                              ----------------------------
                                              Three months ended March 31,
                                                  2003          2002
                                              -----------    -------------
         Net sales                             $ 532,653     $ 522,928
         Cost of sales                           495,027       475,507
                                              -----------    -------------
         Gross profit                             37,626        47,421

         Selling, general and administrative
           expenses                               39,274        42,696
         Restructuring costs                       1,383             -
                                              -----------    -------------
         Total operating expenses                 40,657        42,696

         Income (loss) from operations            (3,031)        4,725
         Interest expense                         (4,019)       (4,063)
                                              -----------    -------------

         Income (loss) before income taxes        (7,050)          662
         Provision for (benefit from) income
           taxes                                  (2,115)          278
                                              -----------    -------------
         Net income (loss)                     $  (4,935)    $     384
                                              ===========    =============

         Earnings per share
            Basic                              $   (0.25)    $    0.02
                                              ===========    =============
            Diluted                            $   (0.25)    $    0.02
                                              ===========    =============

         Shares used in per share calculation
            Basic                                 20,131        18,099
                                              ===========    =============
            Diluted                               20,131        19,160
                                              ===========    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)


                                                    Three months ended March 31,
--------------------------------------------------------------------------------
                                                          2003          2002
                                                       ----------   ------------
Cash flows from operating activities:
Net income (loss) from operations:                       $ (4,935)   $    384
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                        3,180       2,838
       Provision for bad debts                              1,929       3,369
       Gain on disposal of property, equipment and other        -        (227)
       Deferred income taxes                                 (349)       (531)
       Changes in assets and liabilities:
         Accounts receivable                                7,064     (17,725)
         Inventories                                      (11,419)    (34,584)
         Prepaid expenses                                      (5)      8,964
         Other assets                                         228         156
         Accounts payable                                     446      21,434
         Other accrued liabilities                         (3,588)     (5,441)
                                                       ----------   ------------
           Net cash used in operating activities           (7,449)    (21,363)
                                                       ----------   ------------

Cash flows from investing activities:
Acquisition of property, equipment and other                 (682)     (2,050)
Proceeds from sale of property, equipment and other             -       1,849
                                                       ----------   ------------
          Net cash used in investing activities              (682)       (201)
                                                       ----------   ------------

Cash flows from financing activities:
Net borrowings under line of credit agreements              7,815       3,955
Repayment of long-term notes payable to RSA                (3,500)     (3,500)
Proceeds from issuance of Common Stock and warrants            38      17,528
Borrowings on notes and leases payable                          -       5,854
Repayments of notes and leases payable                     (3,329)          -
                                                       ----------   ------------
           Net cash provided by financing activities        1,024      23,837
                                                       ----------   ------------

Effect of exchange rate changes on cash                       (89)       (395)
                                                       ----------   ------------

Net increase (decrease) in cash                            (7,196)      1,878
Cash at beginning of period                                12,025       1,308
                                                       ----------   ------------
Cash at end of period                                    $  4,829    $  3,186
                                                       ==========   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                         $  6,430    $  7,099
        Income taxes                                     $    328    $ (9,111)





The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -- Basis of Presentation:

      The consolidated financial statements presented in this Quarterly Report are unaudited. It is management's opinion that all adjustments, consisting of normal recurring items, have been included for a fair basis of statement. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. The operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. Prior year amounts have been reclassified to conform with current presentation.

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

Note 2 -- Stock-Based Compensation Plans:

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

      The following table illustrates the effect on income from operations and earnings per share if Bell had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The estimated fair value of each Bell option is calculated using the Black-Scholes option-pricing model.


                                                      (In thousands, except per
                                                           share amounts):
                                                      -------------------------
                                                             MARCH 31,
                                                      -------------------------
                                                         2003          2002
                                                      ---------   -------------
         Net income (loss) as reported:                $ (4,935)   $   384
         Stock-based employee compensation expense
                determined under fair value based
                method, net of tax                         (995)    (1,246)
                                                      ---------   -------------
         Pro forma net loss                            $ (5,930)   $  (862)
                                                      =========   =============
         Income (loss) per
           share:
              As reported
                 Basic                                 $  (0.25)   $  0.02
                 Diluted                               $  (0.25)   $  0.02
              Pro forma
                 Basic                                 $  (0.29)   $ (0.05)
                 Diluted                               $  (0.29)   $ (0.05)

      The following weighted average assumptions were used for grants in the first quarter ended March 31, 2003 and 2002, expected volatility of 76%, expected lives of 3.48 and risk free interest rates of 2.3% and 4.4%, respectively. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years.

      Because additional stock options and stock purchase rights are expected to be granted at varying times during the year, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for the year ended December 31, 2003, or for other future periods.

OPTION EXCHANGE

      On November 25, 2002, the Company made an exchange offer (the "Exchange") to current officers and employees of the Company to exchange stock options held by these employees for rights to receive shares of the Company's Common Stock. The offer period ended December 31, 2002 and the Restricted Units were issued on January 3, 2003 (the "Exchange Date"). Employee stock options eligible for the Exchange had a per share exercise price of $11.75 or greater, whether or not vested ("Eligible Options"). The offer provided for an exchange ratio of three option shares surrendered for each Restricted Unit to be received subject to vesting terms.

      In order to be eligible to participate in the Exchange ("Eligible Participant"), the employee may not receive stock options or other equity awards in the six months following the Exchange Date. In order to participate in the Exchange, an Eligible Participant could tender all Eligible Options held, or any selected Eligible Options granted by different stock option agreements. If an Eligible Participant chose to participate, all options granted on or after May 26, 2002 were tendered regardless of the exercise price of such options. The Units of Restricted stock will vest in one-fourth increments on each of the first, second, third and fourth annual anniversary dates of the Exchange Date. If the employment of an employee who participated in the Exchange terminates prior to the vesting, the employee will forfeit the unvested shares of Restricted Units. As a result of the Exchange, the Company issued 744,802 rights to receive Restricted Units in return for 2,234,250 stock options.

      Approximately $1,009,207 of non-cash deferred compensation expense associated with the Restricted Units will be charged to income during each of the four years during which the Restricted Units vest. The deferred compensation charge is unaffected by future changes in the price of the Common Stock.

Note 3 -- Intangible Assets:

      The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, a trademark, a trade name and supplier relationships, with estimated useful lives for amortization of three years, 40 years and ten years, respectively. The carrying values and accumulated amortization of these assets at March 31, 2003 are as follows (in thousands):


                                                      As of March 31, 2003
                                             ------------------------------------
                                               Gross Carrying       Accumulated
       Amortized Intangible Assets                 Amount           Amortization
      -------------------------------------  -----------------    ---------------
       Non-compete agreements                   $  2,145            $   (1,376)
       Trademark                                   3,890                  (253)
       Tradename                                     300                   (18)
       Supplier relationships                      1,200                  (150)
                                             -----------------    ---------------
       Total                                    $  7,535            $   (1,797)
                                             =================    ===============

      The expected amortization of these balances over the next five fiscal years are as follows (in thousands):

       Aggregate Amortization Expense
     --------------------------------------
       For year ended December 31, 2002           $   794

     --------------------------------------
       Estimated Amortization Expense
     --------------------------------------
       For year ended December 31, 2003           $   790
       For year ended December 31, 2004           $   749
       For year ended December 31, 2005           $   248
       For year ended December 31, 2006           $   238
       For year ended December 31, 2007           $   229

Note 4 -- Earnings per Share:

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

      Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):


                                                   Three Months Ended
                                                        March 31,
                                              ---------------------------
                                                   2003            2002
                                              ------------     ----------
Net income (loss)                             $  (4,935)        $    384
                                              ============     ==========

Weighted average common shares outstanding
  (Basic)                                        20,131           18,099
Effect of dilutive options and warrants               -            1,061
                                              ------------     ----------
Weighted average common share outstanding
  (Diluted)                                      20,131           19,160
                                              ============     ==========


      For the three months ended March 31, 2003, all outstanding options, restricted stock grants and warrants to purchase 4,446,306 shares of Common Stock were excluded from the computation of diluted net loss per share because they were anti-dilutive. For the three months ended March 31, 2002, outstanding options and warrants to purchase 1,787,111 shares of Common Stock were excluded from the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares.

Note 5 -- Lines of Credit and Long Term Debt:

LINES OF CREDIT

                                                       March 31,
                                                 -------------------
                                                   2003        2002
                                                 --------   --------
       First Union Facility                      $ 56,306   $ 88,278
       Bank of America Facility                    55,805          -
       Lombard NatWest Limited Facility                 -     35,940
       IFN Financing BV                             3,277          -
       Other lines                                      -        101
                                                 --------   --------
                                                  115,388    124,319
       Less: amounts included in current
         liabilities                                3,277     35,940
                                                 --------   --------
       Amounts included in non-current
         liabilities                             $112,111   $ 88,379
                                                 ========   ========

      On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with First Union National Bank ("First Union Facility"), a subsidiary of Wachovia. The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation Western and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2003, was 4.0%, and the balance outstanding at March 31, 2003 was $56.3 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at March 31, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On December 2, 2002, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("B of A Facility"), as principal agent, to provide a Pound Sterling75 million revolving line of credit facility, or the equivalent of $115 million USD. The B of A Facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at B of A's base rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit for the quarter ended March 31, 2003 was 6.3%, and the balance outstanding at March 31, 2003 was $55.8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at March 31, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      The Company has an agreement with IFN Finance BV to provide up to $7.3 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days' notice. The balance outstanding at March 31, 2003 was $3.3 million.

Term Loans


                                                       March 31,
                                                 ---------------------
                                                   2003         2002
                                                 ---------    --------
       Note payable to RSA                       $ 82,500     $ 89,500
       Lombard NatWest Limited Mortgage             9,401       11,314
                                                 ---------    --------
                                                   91,901      100,814
       Less: amounts due in current year           16,401       18,314
                                                 ---------    --------
       Long-term debt due after one year         $ 75,500     $ 82,500
                                                 =========    ========


      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA Facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA Facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at March 31, 2003 on this long-term debt was $82.5 million, $7.0 million is payable in 2003, $7.0 million for each of the years 2004 through 2007, and $47.5 million in the years thereafter.

      On October 16, 2000, the Company entered into a $13.3 million mortgage agreement with Lombard NatWest Limited, ("NatWest Facility") related to the purchase of a building previously leased by Ideal Hardware, acquired by the Company in August 2000. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The principal amount due in 2003 is $1,288,000 and amounts due in 2004 and 2005 are $1,288,000 and $7,240,000, respectively. In the first quarter of 2002, the Company sold a portion of the property for $1.7 million, and recorded a net gain on the sale of approximately $270,000. Proceeds were used to reduce the balance on the mortgage. The balance of the mortgage at March 31, 2003 was $9.4 million. The Company was not in compliance with a financial ratio covenant related to this facility at March 31, 2003 and the balance of the mortgage has been classified as a current liability. On May 9, 2003 the Company entered into a new 10-year term loan facility of approximately $10 million with Bank of Scotland and fully re-paid the borrowings outstanding under the NatWest Facility.

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

Note 7 -- Restructuring Costs, Special Charges and Other Provisions:

      In the first quarter of 2003, the Company continued to implement profit improvement and cost reduction measures and recorded restructuring costs of $1.4 million. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales. The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

      At March 31, 2003, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                    Charges                            Restructuring
                         2003       In Prior   Total      Cash        Liabilities at
                       Charges       Years    Charges    Payments     March 31, 2003
                      --------     ---------  -------    --------     --------------
Severance costs        $ 1,327     $ 3,366    $ 4,693    $ 3,133       $  1,560
Lease costs                 56       2,753      2,809        887          1,922
Other facility
  closure costs              -         306        306        306              -
                      --------     ---------  -------    --------     --------------
Total                  $ 1,383     $ 6,425    $ 7,808    $ 4,326       $  3,482
                      ========     =========  =======    ========     ==============


Note 8 -- Product Warranty Liabilities:

      Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other current liabilities. A reconciliation of the changes in the product warranty liability during the period ended March 31, 2003 is as follows (in thousands):

       Balance at December 31, 2002                            $  682
       Provision based on sales during the period ended
         March 31, 2003                                            78
       Foreign currency translation                                 3
       Warranty expenses incurred during the period ended
         March 31, 2003                                           (50)
                                                               -------
       Balance at March 31, 2003                               $  713
                                                               =======

Note 9 -- Commitments and Contingencies:

      The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 10 -- Recently Issued Accounting Standards:

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ("SFAS No. 146"), "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 on January 1, 2003 and the adoption did not have a material impact on its results of operations or financial position.

      In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of FIN 45 on January 1, 2003 and the adoption did not have a material impact on its results of operations or financial position.

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

Note 11 -- Comprehensive Income:

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

      Comprehensive income (loss) is as follows (in thousands):


                                                   Three Months Ended
                                                        March 31,
                                                -----------------------
                                                   2003          2002
                                                ---------    ----------
Net income (loss)                               $ (4,935)     $   384
Other comprehensive loss:
    Foreign currency translation adjustments        (819)      (1,021)
                                                ---------    ----------
Total comprehensive loss                        $ (5,754)     $  (637)
                                                =========    ==========



Note 12 -- Geographic Information:

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 40% and 47% of total sales for the three months ended March 31, 2003 and 2002, respectively.



                                                                    (In thousands)
                                                              Three Months Ended March 31,
                                                             ------------------------------
Geographic information consists of the following:               2003               2002
                                                             ----------        ------------
Net sales:
    North America                                            $ 234,904          $ 270,497
    Latin America                                               44,767             52,808
    Europe                                                     252,982            199,623
                                                             ----------        ------------
        Total                                                $ 532,653          $ 522,928
                                                             ==========        ============

Long-lived assets:
    United States                                            $  46,772          $  50,488
    United Kingdom                                              51,115             50,339
    Other foreign countries                                     14,352             14,227
                                                             ----------        ------------
         Total                                               $ 112,239          $ 115,054
                                                             ==========        ============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. This forward-looking information generally relates to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to price competition for products sold by the Company, the Company's ability to collect accounts receivable, the timing of delivery of products from suppliers, the product mix sold by the Company, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, management of growth, price decreases on inventory that is not price protected, ability to negotiate credit facilities, potential interest rate fluctuations as described below, the integration of acquired businesses, and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2002. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

      Net sales were $532.7 million for the quarter ended March 31, 2003, compared to sales of $522.9 million for the quarter ended March 31, 2002, which represented an increase of $9.8 million, or 2%. Of the total increase in sales, $53.4 million was due to growth in unit sales to existing and new customers in Europe offset by a decrease in sales of $43.6 million in the Americas.

      The Company's gross profit for the quarter ended March 31, 2003 was $37.6 million compared to $47.4 million for the quarter ended March 31, 2002, which represented a decrease of $9.8 million, or 21%. Gross margin decreased to 7.1% in the current quarter from 9.1% in the same period last year. The decrease was primarily due to the slowdown in information technology spending and intense price competition in the industry, and an inventory charge of $1.5 million, as discussed below. Excluding the inventory charge, gross profit decreased to $39.2 million from $47.4 million in the quarter ended March 31, 2002, a decrease of $8.2 million, or 17%. Excluding the inventory charge, the overall gross margin was 7.4% compared to 9.1% in the same period last year.

      Selling, general and administrative expenses decreased to $39.3 million for the quarter ended March 31, 2003 from $42.7 million for the quarter ended March 31, 2002, a decrease of $3.4 million, or 8%. The decrease in expenses was primarily attributable to restructuring and other cost reduction measures undertaken by the Company, net of the impact of volume increases. As a percentage of sales, selling, general and administrative expenses decreased in the first quarter of 2003 to 7.4% from 8.2% in the first quarter of 2002.

      Interest expense decreased slightly to $4.0 million for the quarter ended March 31, 2003 from $4.1 million in the same period last year. This decrease was primarily due to overall decreased borrowings during the period for worldwide working capital purposes, largely offset by increased interest rates on combined borrowings during the quarter. Interest rates on combined borrowings were 7.2% in the first quarter of 2003 compared to 6.7% in the same period last year.

      The effective tax benefit rate was 30% for the quarter ended March 31, 2003 compared to an effective tax rate of 42% for the quarter ended March 31, 2002. The lower tax benefit rate was primarily related to deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Costs and Special Charges

      In the first quarter of 2003, the Company continued to implement profit improvement and cost reduction measures and recorded restructuring costs of $1.4 million. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales, and expects annual savings of approximately $8 million. Expected savings related to vacated facilities is not material. Future expected cost reductions will be reflected in the income statement line item `Selling, general and administrative expenses.'

      The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

      At March 31, 2003, outstanding liabilities related to these charges are summarized as follows (in thousands):


                                    Charges                            Restructuring
                         2003      In Prior    Total      Cash        Liabilities at
                        Charges      Years    Charges    Payments     March 31, 2003
                        -------    ---------  --------   --------     --------------
Severance costs         $ 1,327    $ 3,366    $ 4,693    $ 3,133        $  1,560
Lease costs                  56      2,753      2,809        887           1,922
Other facility
  closure costs               -        306        306        306               -
                        -------    ---------  --------   --------     --------------
Total                   $ 1,383    $ 6,425    $ 7,808    $ 4,326        $  3,482
                        =======    =========  ========   ========     ==============


LIQUIDITY AND CAPITAL RESOURCES

      In recent years, the Company has funded its working capital requirements principally through borrowings under subordinated term loans and bank lines of credit, as well as proceeds from warrants and stock option exercises. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth and the financing of certain acquisitions.

      In March 2002, the Company received proceeds of approximately $16.5 million from a private placement of 1,500,000 shares of Common Stock. The Company also issued to the purchasers, a warrant to purchase an additional 750,000 shares of Common Stock at an exercise price of $11.00 per share.

      Net cash used in operating activities for the three months ended March 31, 2003, was $7.4 million. The Company's inventories increased as of March 31, 2003 to $194.2 million from $182.8 million as of December 31, 2002. The Company's accounts receivable decreased to $265.5 million as of March 31, 2003 from $277.3 million as of December 31, 2002 primarily as a result of the Company's continued focus on asset management. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales. The Company may, in the future, seek additional debt or equity financing to fund continued growth.

      On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with First Union National Bank ("First Union Facility"), a subsidiary of Wachovia. The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation Western and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2003, was 4.0%, and the balance outstanding at March 31, 2003 was $56.3 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at March 31, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On December 2, 2002, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("B of A Facility"), as principal agent, to provide a Pound Sterling75 million revolving line of credit facility, or the equivalent of $115 million USD. The B of A Facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at B of A's base rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit for the quarter ended March 31, 2003 was 6.3%, and the balance outstanding at March 31, 2003 was $55.8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at March 31, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA Facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA Facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The balance outstanding at March 31, 2003 on this long-term debt was $82.5 million, $7.0 million is payable in 2003, $7.0 million for each of the years 2004 through 2007, and $47.5 million in the years thereafter.

      On October 16, 2000, the Company entered into a $13.3 million mortgage agreement with Lombard NatWest Limited, ("NatWest Facility") related to the purchase of a building previously leased by Ideal Hardware, acquired by the Company in August 2000. The mortgage has a term of five years, bears interest at LIBOR plus 1.5% and is payable in quarterly installments of approximately $290,000, plus interest, with a balloon payment of approximately $7.5 million due November 2005. The principal amount due in 2003 is $1,288,000 and amounts due in 2004 and 2005 are $1,288,000 and $7,240,000, respectively. In the first quarter of 2002, the Company sold a portion of the property for $1.7 million, and recorded a net gain on the sale of approximately $270,000. Proceeds were used to reduce the balance on the mortgage. The balance of the mortgage at March 31, 2003 was $9.4 million. The Company was not in compliance with a financial ratio covenant related to this facility at March 31, 2003 and the balance of the mortgage has been classified as a current liability. On May 9, 2003 the Company entered into a new 10-year term loan facility of approximately $10 million with Bank of Scotland and fully re-paid the borrowings outstanding under the NatWest Facility.

      The Company has an agreement with IFN Finance BV to provide up to $7.3 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days' notice. The balance outstanding at March 31, 2003 was $3.3 million.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended March 31, 2003, average borrowings outstanding on the variable rate credit facility with First Union National Bank were $59 million and average borrowings with Bank of America, N.A. was $55 million. First Union and Bank of America have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.1 million.

      A substantial part of the Company's revenue and capital expenditures are transacted in U.S. Dollars, but the functional currency for foreign subsidiaries is not the U.S. Dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency loss of $768,000 during the quarter ended March 31, 2003. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

ITEM 4:  CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Dated:      May 15, 2003
            ------------

                              BELL MICROPRODUCTS INC.

                              BY:   /s/ JAMES E. ILLSON
                                 ---------------------------------------
                              CHIEF FINANCIAL OFFICER AND EXECUTIVE VICE
                              PRESIDENT OF FINANCE AND OPERATIONS

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, W. Donald Bell, Chief Executive Officer of Bell Microproducts Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Bell Microproducts Inc.

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003                Signature:        /s/ W. Donald Bell
                                                --------------------------------
                                                W. Donald Bell
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, James E. Illson, Chief Financial Officer of Bell Microproducts Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Bell Microproducts Inc.;

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003                Signature:        /s/ James E. Illson
                                                --------------------------------
                                                James E. Illson
                                                Chief Financial Officer

                             BELL MICROPRODUCTS INC.

                                  EXHIBIT INDEX

                                    Form 10-Q
                                       for
                          Quarter Ended March 31, 2003



Exhibit Number          Description
--------------          -----------
99.1              Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2              Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002