Form 10-Q
period 2003-06-30
BELL MICROPRODUCTS INC
filed 2003-08-13
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         (MARK ONE)
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 2003

                                                OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________  TO  ____________

         COMMISSION FILE NUMBER       0-21528

                             BELL MICROPRODUCTS INC.
--------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                            94-3057566
------------------------------------                     ----------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                      95131-1721
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

         YES      X                         NO
                -----                          -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

         YES      X                         NO
                -----                          -----

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT AUGUST 8, 2003: 20,442,183

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q



                                                                                                     Page
PART  I  -  FINANCIAL INFORMATION                                                                   Number
                                                                                                    ------
        Item 1:       Financial Statements (unaudited)

                           Condensed Consolidated Balance Sheets - June 30, 2003 and
                           December 31, 2002                                                          3

                           Condensed Consolidated Statements of Income - Three months and six
                           months ended June 30, 2003 and 2002                                        4

                           Condensed Consolidated Statements of Cash Flows -  Six months ended
                           June 30, 2003 and 2002                                                     5

                           Notes to Condensed Consolidated Financial Statements                       6

        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             14

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                       19

        Item 4:      Controls and Procedures                                                         19


PART II  -  OTHER INFORMATION

        Item 4:      Submission of Matters to a Vote of Security Holders                             20

        Item 6:      Exhibits and Reports                                                            20

        Signatures                                                                                   21

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (unaudited)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                 (unaudited)


                                                                      JUNE 30,                       DECEMBER 31,
                                                                        2003                             2002
                                                                 --------------------           -----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                          $   1,077                    $    12,025
     Accounts receivable, net                                             273,788                        277,305
     Inventories                                                          203,031                        182,775
     Prepaid expenses and other current assets                             25,174                         23,786
                                                                 --------------------           -----------------------
                  Total current assets                                    503,070                        495,891
Property and equipment, net                                                44,290                         50,761
Goodwill                                                                   54,573                         53,803
Intangibles                                                                 5,733                          6,006
Deferred debt issuance costs and other assets                               7,322                          7,730
                                                                 --------------------           -----------------------
     Total assets                                                        $614,988                       $614,191
                                                                 ====================           =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $217,980                       $211,881
     Borrowings under lines of credit                                       3,455                          7,919
     Short-term note payable and current portion
         of long-term notes payable                                        11,952                         23,458
     Other accrued liabilities                                             39,268                         45,847
                                                                 --------------------           -----------------------
                  Total current liabilities                               272,655                        289,105

Borrowings under lines of credit                                          115,898                        100,555
Long-term notes payable                                                    80,942                         75,500
Other long-term liabilities                                                 3,021                          3,182
                                                                 --------------------           -----------------------
     Total liabilities                                                    472,516                        468,342
                                                                 --------------------           -----------------------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000 shares
       authorized; 20,393 and 20,127 issued and outstanding               117,450                        115,888
     Retained earnings                                                     18,015                         25,311
     Accumulated other comprehensive income                                 7,007                          4,650
                                                                 --------------------           -----------------------
         Total shareholders' equity                                       142,472                        145,849
                                                                 --------------------           -----------------------
     Total liabilities and shareholders' equity                          $614,988                       $614,191
                                                                 ====================           =======================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)



                                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                         JUNE 30,                               JUNE 30,
                                                            -----------------------------------     --------------------------------
                                                                 2003               2002                 2003                2002
                                                            ---------------     ---------------     ----------------    ------------
Net sales                                                   $     502,638       $    497,713        $   1,035,291       $ 1,020,641
Cost of sales                                                     463,430            457,715              958,457           933,222
                                                            ---------------     ---------------     ----------------    -----------
Gross profit                                                       39,208             39,998               76,834            87,419

Operating expenses:
   Selling, general and administrative expenses                    37,968             42,096               77,242            84,792
   Restructuring costs and special charges                              -              2,283                1,383             2,283
                                                            ---------------     ---------------     ----------------    -----------
Total operating expenses                                           37,968             44,379               78,625            87,075

Income (loss) from operations                                       1,240             (4,381)              (1,791)              344
Interest expense                                                   (4,185)            (4,408)              (8,204)           (8,471)
                                                            ---------------     ---------------     ----------------    -----------

Loss before income tax benefit                                     (2,945)            (8,789)              (9,995)           (8,127)
Income tax benefit                                                   (584)            (2,716)              (2,699)           (2,438)
                                                            ---------------     ---------------     ----------------    -----------
Net loss                                                    $      (2,361)      $     (6,073)       $      (7,296)      $    (5,689)
                                                            ===============     ===============     ================    ===========

Loss per share
    Basic                                                   $       (0.12)      $       (0.31)      $        (0.36)     $     (0.30)
                                                            ===============     ===============     ================    ===========
    Diluted                                                 $       (0.12)      $       (0.31)      $        (0.36)     $     (0.30)
                                                            ===============     ===============     ================    ===========

Shares used in per share calculation
    Basic                                                          20,137             19,327               20,134            18,713
                                                            ===============     ===============     ================    ===========
    Diluted                                                        20,137             19,327               20,134            18,713
                                                            ===============     ===============     ================    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                        2003              2002
                                                                                   --------------    -------------
Cash flows from operating activities:
Net loss:                                                                          $    (7,296)       $   (5,689)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
          Depreciation and amortization                                                  6,275             5,510
          Provision for bad debts                                                        4,251             5,830
          Gain (loss) on disposal of property, equipment and other                         123              (234)
          Deferred income taxes                                                             (1)             (753)
          Changes in assets and liabilities:
              Accounts receivable                                                        6,279            11,649
              Inventories                                                              (14,771)           13,732
              Prepaid expenses                                                             724            11,944
              Other assets                                                                 409               272
              Accounts payable                                                           1,832           (27,171)
              Other accrued liabilities                                                 (9,881)          (12,626)
                                                                                   --------------    -------------
                Net cash provided by (used in) operating activities                    (12,056)            2,464
                                                                                   --------------    -------------

Cash flows from investing activities:
Acquisition of property, equipment and other                                            (1,731)           (4,394)
Proceeds from sale of property, equipment and other                                         37             2,005

                                                                                   --------------    -------------
                      Net cash used in investing activities                             (1,694)           (2,389)
                                                                                   --------------    -------------

Cash flows from financing activities:
Net borrowings under line of credit agreements                                           8,105           (13,548)
Repayment of long-term notes payable to RSA                                             (3,500)           (3,500)
Proceeds from issuance of Common Stock and warrants                                        976            19,428
Borrowings on notes and leases payable                                                   9,935             9,545
Repayments of notes and leases payable                                                 (12,730)           (8,188)

                                                                                   --------------    -------------
                Net cash provided by financing activities                                2,786             3,737
                                                                                   --------------    -------------

Effect of exchange rate changes on cash                                                     16                 2
                                                                                   --------------    -------------

Net increase (decrease) in cash                                                        (10,948)            3,814
Cash at beginning of period                                                             12,025             1,308

                                                                                   --------------    -------------
Cash at end of period                                                              $     1,077       $     5,122
                                                                                   ==============    =============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                   $     8,477       $    10,976
        Income taxes                                                               $       423       $        42



The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

     The accompanying interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include: the assessment of recoverability of goodwill and property, plant, and equipment; the valuation of inventory; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the company may differ materially from management's estimates.

     The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company recently filed with the Securities and Exchange Commission a "shelf" registration statement for the sale of up to $35.0 million of its securities.

     We are one of the world's largest storage-centric value-added distributors and a specialist in storage products and solutions. Our concentration on data storage systems and products allows us to provide greater technical expertise to our customers, form strategic relationships with key manufacturers and provide complete storage solutions to our customers at many levels of integration. We offer a wide range of storage products as well as semiconductors, computer platforms and software and peripherals. Our storage products include:

     o    High-end computer and storage subsystems;

     o    Fibre Channel connectivity products;

     o Complete storage systems such as storage area networks (SAN), network attached storage (NAS) and direct attached storage (DAS);

     o    Storage management software;

     o    disk, tape and optical drives; and

     o    a broad selection of value-added services.

     In addition, we have developed our proprietary LDI software licensing system, which facilitates the sale and administration of software licenses. We believe our comprehensive product and value-added service offerings have given us a competitive advantage in both domestic and international markets.

Note 2 - Stock-Based Compensation Plans:

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. Intel continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

     As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company's Stock Participation Plan, collectively called "options." For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.


                                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                       JUNE 30,             JUNE 30,
                                                                                --------------------   -------------------
                                                                                   (IN THOUSANDS,         (IN THOUSANDS,
                                                                                   EXCEPT FOR PER         EXCEPT FOR PER
                                                                                   SHARE AMOUNTS)         SHARE AMOUNTS)

                                                                                  2003        2002       2003       2002
                                                                                --------    --------   --------   --------
Net loss as reported                                                            $(2,361)    $(6,073)   $(7,296)   $(5,689)
Deduct: Total stock-based employee compensation expenses
        determined under fair value method for awards,
        net of related tax effects                                                1,608       1,711      2,603      2,957
                                                                                -------     -------    -------    -------
Pro forma net loss                                                              $(3,969)    $(7,784)   $(9,899)   $(8,646)
                                                                                =======     ========   =======    ========

Net loss per share as reported:
  Basic                                                                         $ (0.12)    $ (0.31)    $ (0.36)   $(0.30)
  Diluted                                                                       $ (0.12)    $ (0.31)    $ (0.36)   $(0.30)

Pro forma net loss per share:
  Basic                                                                         $ (0.20)    $ (0.40)    $ (0.49)   $(0.46)
  Diluted                                                                       $ (0.20)    $ (0.40)    $ (0.49)   $(0.46)

Weighted average shares used in per share calculation:
  Basic and Diluted                                                              20,137      19,327      20,134    18,713

     The following weighted average assumptions were used for grants in the second quarter ended June 30, 2003 and 2002 respectively; expected volatility of 77% and 76%, expected lives of 3.48 and risk free interest rates of 1.8% and 3.9%, respectively. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years.

     SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

     Because additional stock options and stock purchase rights are expected to be granted at varying times during the year, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for the year ended December 31, 2003, or for other future periods.

OPTION EXCHANGE

     In November 2002, the Company made an exchange offer (the "Exchange") to current officers and employees of the Company to exchange stock options held by these employees for rights to receive shares of the Company's Common Stock ("Restricted Units"). The offer period ended December 31, 2002 and the Restricted Units were issued on January 3, 2003 (the "Exchange Date"). Employee stock options eligible for the Exchange had a per share exercise price of $11.75 or greater, whether or not vested ("Eligible Options"). The offer provided for an exchange ratio of three option shares surrendered for each Restricted Unit to be received subject to vesting terms.

     In order to be eligible to participate in the Exchange ("Eligible Participant"), the employee may not receive stock options or other equity awards in the six months following the Exchange Date. In order to participate in the Exchange, an Eligible Participant could tender all Eligible Options held, or any selected Eligible Options granted by different stock option agreements. If an Eligible Participant chose to participate, all options granted on or after May 26, 2002 were tendered regardless of the exercise price of such options. The Units of Restricted stock will vest in one-fourth increments on each of the first, second, third and fourth annual anniversary dates of the Exchange Date. If the employment of an employee who participated in the Exchange terminates prior to the vesting, the employee will forfeit the unvested shares of Restricted Units. As a result of the Exchange, the Company issued 744,802 rights to receive Restricted Units in return for 2,234,250 stock options. The total non-cash deferred compensation charge over the vesting period of four years is approximately $4 million computed based on the share price at the date of approval of $5.42 per share.

Note 3 - Intangible Assets:

     The Company acquired certain intangible assets which include non-compete agreements, a trademark, a trade name and supplier relationships, with estimated useful lives of three years, 40 years and ten years, respectively. The gross carrying amount and accumulated amortization of these assets at June 30, 2003 are as follows (in thousands):

                                                          AS OF JUNE 30, 2003
                                                    -----------------------------
                                                      GROSS
                                                     CARRYING          ACCUMULATED
AMORTIZED INTANGIBLE ASSETS                           AMOUNT          AMORTIZATION
---------------------------                         ---------         -----------
Non-compete agreements                              $   2,154         $    (1,520)
Trademark                                               4,079                (278)
Tradename                                                 300                 (22)
Supplier relationships                                  1,200                (180)
                                                    ---------         -----------
Total                                               $   7,733         $    (2,000)
                                                    =========         ===========


     The estimated amortization expense of these assets over the next five fiscal years is as follows (in thousands):

ESTIMATED AMORTIZATION EXPENSE
---------------------------------
July 1, 2003 to December 31, 2003                             $          397
---------------------------------
For year ending December 31, 2004                             $          749
For year ending December 31, 2005                             $          248
For year ending December 31, 2006                             $          238
For year ending December 31, 2007                             $          229
Thereafter                                                    $        3,872
                                                              --------------
TOTAL                                                         $        5,733
                                                              ==============

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

     For the three months ended June 30, 2003 and 2002, all outstanding options, grants and warrants to purchase 4,670,439 and 5,801,757 shares of common stock, respectively were excluded from the computation of diluted net loss per share because they were antidilutive.

Note 5 - Lines of Credit and Term Debt:

LINES OF CREDIT



                                                                 June 30,     December 31,
                                                                    2003           2002
                                                               ----------     ------------
First Union Facility                                           $   56,118       $   52,127
Bank of America Facility                                           59,780           48,428
Royal Bank of Scotland                                                  -                -
IFN Financing BV                                                    3,455            6,992
Other lines                                                             -              927
                                                               ----------       ----------
                                                                  119,353          108,474
Less: amounts included in current liabilities                       3,455            7,919
                                                               ----------       ----------
Amounts included in non-current liabilities                    $  115,898       $  100,555
                                                               ==========       ==========


     On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with First Union National Bank ("First Union Facility"), a subsidiary of Wachovia. The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2003, was 4.0%, and the balance outstanding at June 30, 2003 was $56.1 million. Obligations of the Company under the revolving line of credit are collateralized by certain assets of the Company and its North and Latin American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at June 30, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

     On December 2, 2002, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("B of A Facility"), as principal agent, to provide a Pound Sterling 75 million revolving line of credit facility, or the equivalent of $115 million. The B of A Facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit for the quarter ended June 30, 2003 was 6.1%, and the balance outstanding at June 30, 2003 was $59.8 million. Obligations of the Company under the revolving line of credit are collateralized by certain assets of the Company's European subsidiaries.
The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at June 30, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

     The Company has an agreement with IFN Finance BV to provide up to $7.3 million in short-term financing to the Company. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days' notice. The balance outstanding at June 30, 2003 was $3.5 million.

TERM LOANS


                                                        June 30,    December 31,
                                                          2003          2002
                                                        --------    ------------
Note payable to RSA                                      $82,500      $86,000
Lombard NatWest Limited Mortgage                              --        9,816
Bank of Scotland Mortgage                                  9,935           --
                                                         -------      -------
                                                          92,435       95,816
Less: amounts due in current year                         11,493       20,316
                                                         -------      -------
Long-term debt due after one year                        $80,942      $75,500
                                                         =======      =======

     In 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA Facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA Facility is collateralized by a second lien on the Company's and its subsidiaries' North American and Latin American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The semi-annual principal amount due in years 2003 through 2007 is $3.5 million, with semi-annual principal payments of $8.5 million due from 2008 to June 2010.

     On May 9, 2003, the Company entered into a $9.9 million mortgage agreement with Bank of Scotland and fully re-paid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited. The new mortgage has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately $247,500, plus interest. The principal amount due in 2003 is $495,000 and $990,000 is due for each of the years thereafter. The balance of the mortgage at June 30, 2003 was $9.9 million.

Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis. The Company was in compliance with its covenants at June 30, 2003; however there can be no assurance that the Company will be in compliance with its covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

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

Note 7 - Restructuring Costs, Special Charges and Other Provisions:

     In the first quarter of 2003, as the Company continued to implement profit improvement and cost reduction measures, restructuring costs of $1.4 million were recorded. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales. The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

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

     At June 30, 2003, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                 CHARGES                             RESTRUCTURING
                                      2003      IN PRIOR      TOTAL       CASH       LIABILITIES AT
                                      CHARGES     YEARS     CHARGES     PAYMENTS     JUNE 30, 2003
                                      -------     -----     -------     --------     -------------
Severance costs                       $1,327     $3,366      $4,693      $3,885          $  808
Lease costs                               56      2,753       2,809       1,143           1,666
Other facility closure costs              --        306         306         306              --
                                      ------     ------      ------      ------          ------
Total                                 $1,383     $6,425      $7,808      $5,334          $2,474
                                      ======     ======      ======      ======          ======

Note 8 - Product Warranty Liabilities:

     The company accrues for known warranty if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other current liabilities. A reconciliation of the changes in the product warranty liability during the period ended June 30, 2003 is as follows (in thousands):


Balance at March 31, 2003                                                 $ 713
Provision based on sales during the period ended June 30, 2003               81
Foreign currency translation                                                  9
Warranty expenses incurred during the period ended June 30, 2003           (120)
                                                                          -----
Balance at June 30, 2003                                                  $ 683
                                                                          =====

Note 9 - Commitments and Contingencies:

     The company is currently a party to various claims and legal proceedings,. If management believes that a loss is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of any actions, individually and in the aggregate, will not have a material adverse effect on the company's financial position or results of operations.

Note 10 - Newly Issued or Recently Effective Accounting Pronouncements:

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 15 - "Common Stock, Stock Options and Warrants" in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not intend to adopt the accounting provisions of FAS 123 for employee compensation.

     In March 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The provisions of this Statement will be applied prospectively. The Company believes that adoption of this standard will not have a material impact on the financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

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

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 11 - Comprehensive Income:

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

     Comprehensive income (loss) is as follows (in thousands):

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                       ------------------    ------------------
                                        2003       2002       2003        2002
                                       -------    -------    -------    -------
Net loss                               $(2,361)   $(6,073)   $(7,296)   $(5,689)
Other comprehensive income:
    Foreign currency translation
       adjustments                       3,176      4,216      2,357      3,195
                                       -------    -------    -------    -------
Total comprehensive income (loss)      $   815    $(1,857)   $(4,939)   $(2,494)
                                       =======    =======    =======    =======

     Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

Note 12 - Geographic Information:

     The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 42% and 45% of total sales for the six months ended June 30, 2003 and 2002, respectively.

                                                          (IN THOUSANDS)
                                                     SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------
Geographic information
  consists of the following:                        2003                 2002
                                                 ----------           ----------
Net sales:
    North America                                $  477,949           $  509,200
    Latin America                                    82,241              104,665
    Europe                                          475,101              406,776
                                                 ----------           ----------
        Total                                    $1,035,291           $1,020,641
                                                 ==========           ==========


                                                  June 30,          December 31,
LONG-LIVED ASSETS:                                  2003               2002
                                                 ----------         ------------
    United States                                $   45,428         $     49,934
    United Kingdom                                   52,524               53,189
    Other foreign countries                          13,966               15,177
                                                 ----------         ------------
         Total                                   $  111,918         $    118,300
                                                 ==========         ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to our ability to reduce and control costs, our ability to take advantage of beneficial vendor pricing and rebate programs from time to time, the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, ability to negotiate credit facilities, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2002. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Net sales were $502.6 million for the quarter ended June 30, 2003, compared to sales of $497.7 million for the quarter ended June 30, 2002, which represented an increase of $4.9 million, or 1%. The increase was primarily due to growth in unit sales to existing and new customers.

     The Company's gross profit for the quarter ended June 30, 2003 was $39.2 million compared to $40.0 million for the quarter ended June 30, 2002, which represented a decrease of $800,000, or 2%. Gross margin decreased to 7.8% in the current quarter from 8.0% in the same period last year. The decrease was primarily due to the slowdown in information technology spending which resulted in intense price competition in the industry.

     Selling, general and administrative expenses decreased to $38.0 million for the quarter ended June, 30, 2003 from $42.1 million for the quarter ended June 30, 2002, a decrease of $4.1 million, or 10%. The decrease in expenses was primarily attributable to the realization of savings from prior restructuring activity and other cost reduction measures undertaken by the Company, net of the impact of volume increases. As a percentage of sales, selling, general and administrative expenses decreased in the second quarter of 2003 to 7.6% from 8.5% in the second quarter of 2002.

     Interest expense decreased slightly to $4.2 million for the quarter ended June 30, 2003 from $4.4 million in the same period last year. This decrease was primarily due to overall decreased borrowings during the period for worldwide working capital purposes. Average interest rates on combined borrowings remained flat at 6.8% in the second quarters of 2003 and 2002.

     The effective tax benefit rate was 20% for the quarter ended June 30, 2003 compared to an effective tax benefit rate of 31% for the quarter ended June 30, 2002. The lower tax benefit rate was primarily related to deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Costs and Special Charges

     In the quarter ended June 30, 2003 the company did not record additional restructuring costs or special charges.

     In the second quarter of 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $2.3 million in response to economic conditions. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. The special charges related to Rorke Data Europe included accrued costs for future lease obligations for non-cancelable lease payments of $249,000, other facility closure costs of $306,000 and severance and benefits of $28,000 for involuntary employee terminations. The Company expects that annual cost savings from these special charges related to employee expenses and facilities costs will be immaterial.

     At June 30, 2003, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                       CHARGES                                           RESTRUCTURING
                                      2003            IN PRIOR          TOTAL             CASH           LIABILITIES AT
                                       CHARGES          YEARS          CHARGES          PAYMENTS         JUNE 30, 2003
                                       -------          -----          -------          --------         -------------
Severance costs                       $1,327           $3,366          $4,693            $3,885              $  808
Lease costs                               56            2,753           2,809             1,143               1,666
Other facility closure costs              --              306             306               306                  --
                                      ------           ------          ------            ------              ------
Total                                 $1,383           $6,425          $7,808            $5,334              $2,474
                                      ======           ======          ======            ======              ======

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Net sales were $1,035.3 million for the six months ended June 30, 2003, compared to sales of $1,020.6 million for the six months ended June 30, 2002, which represented an increase of $14.7 million, or 1%. Of the total increase in sales, $68.3 million was due to growth in unit sales to existing and new customers in Europe and these increases were offset by a decrease of $53.6 million in sales in the Americas.

     The Company's gross profit for the six months ended June 30, 2003 was $76.8 million, including a $1.5 million inventory charge taken in the first quarter of 2003, compared to $87.4 million for the six months ended June 30, 2002, which represented a decrease of $10.6 million, or 12%. The decrease was primarily due to the slowdown in information technology spending which resulted in intense price competition in the industry, and the inventory charge taken in the first quarter of 2003, as discussed below. The overall gross margin was 7.4%, including the effect of the $1.5 million inventory charge, compared to 8.7% in the same period last year.

     Selling, general and administrative expenses decrease to $77.2 million for the six months ended June 30, 2003 from $84.8 million for the six months ended June 30, 2002, a decrease of $7.6 million, or 9%. The decrease in expenses was primarily attributable to the realization of savings from prior restructuring activity and other cost reduction measures undertaken by the Company, net of the impact of volume increases. As a percentage of sales, selling, general and administrative expenses decreased in the first six months of 2003 to 7.5% from 8.3% in the first six months of 2002.

     Interest expense was $8.2 million in the six months ended June 30, 2003, as compared to $8.5 million in the same period last year. This decrease was primarily due to overall decreased borrowings during the period for worldwide working capital purposes. Interest rates on combined borrowings were 7.0% in the first six months of 2002 compared to 6.8% in the same period last year.

     The effective tax benefit rate of 27% for the six months ended June 30, 2003 compared to an effective tax benefit rate of 30% for the six months ended June 30, 2002. The lower tax benefit rate was primarily related to deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Costs and Special Charges

     In the six months ended June 30, 2003, as the Company continued to implement profit improvement and cost reduction measures, restructuring costs of $1.4 million were recorded. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales, and expects annual savings of approximately $8 million. Expected savings related to vacated facilities is not material. Future savings expected from restructuring related cost reductions will be reflected as a decrease in 'Selling, general and administrative expenses' on the income statement. The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

     In the six months ended June 30, 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $2.3 million in response to economic conditions. These costs consisted primarily of provisions for certain Latin American receivables of $1.7 million, and costs related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. The special charges related to Rorke Data Europe included accrued costs for future lease obligations for non-cancelable lease payments of $249,000, other facility closure costs of $306,000 and severance and benefits of $28,000 for involuntary employee terminations. The Company expects that annual cost savings from these special charges related to employee expenses and facilities costs will be immaterial.

     At June 30, 2003, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                    CHARGES                                    RESTRUCTURING
                                      2003         IN PRIOR         TOTAL        CASH          LIABILITIES AT
                                     CHARGES        YEARS          CHARGES      PAYMENTS       JUNE 30, 2003
                                     -------        -----          -------      --------       -------------
Severance costs                       $1,327        $3,366          $4,693      $3,885            $  808
Lease costs                               56         2,753           2,809       1,143             1,666
Other facility closure costs              --           306             306         306                --
                                      ------        ------          ------      ------            ------
Total                                 $1,383        $6,425          $7,808      $5,334            $2,474
                                      ======        ======          ======      ======            ======

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

     Net cash used operating activities for the six months ended June 30, 2003, was $12.1 million. The Company's inventories increased as of June 30, 2003 to $203.0 million from $182.8 million as of December 31, 2002, and the Company's accounts payable increased to $218.0 million as of June 30, 2003 from $211.9 million as of December 31, 2002. The increase in inventories and accounts payable are primarily a result of increased inventory purchases. The Company's accounts receivable decreased to $273.8 million as of June 30, 2003, from $277.3 million as of December 31, 2002, primarily as a result of decreased revenues. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales.

     On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with First Union National Bank ("First Union Facility"), a subsidiary of Wachovia. The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2003, was 4.0%, and the balance outstanding at June 30, 2003 was $56.1 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and Latin American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at June 30, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

     On December 2, 2002, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("B of A Facility"), as principal agent, to provide a Pound Sterling 75 million revolving line of credit facility, or the equivalent of $115 million. The B of A Facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit for the quarter ended June 30, 2003 was 6.1%, and the balance outstanding at June 30, 2003 was $59.8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at June 30, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         In 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA Facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. The RSA Facility is secured by a second lien on the Company's and its subsidiaries' North American and Latin American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected. The semi-annual principal amount due in years 2003 through 2007 is $3.5 million, with semi-annual principal payments of $8.5 million due from 2008 to June 2010.

         On May 9, 2003, the Company entered into a $9.9 million mortgage agreement with Bank of Scotland and fully re-paid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited. The new mortgage has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately $247,500, plus interest. The principal amount due in 2003 is $495,000 and $990,000 is due for each of the years thereafter. The balance of the mortgage at June 30, 2003 was $9.9 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis. The Company was in compliance with its covenants at June 30, 2003; however there can be no assurance that the Company will be in compliance with its covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         The Company has an agreement with IFN Finance BV to provide up to $7.3 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days' notice. The balance outstanding at June 30, 2003 was $3.5 million.

         The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales and its effectiveness at controlling and reducing its costs. The Company recently filed with the Securities and Exchange Commission a "shelf" registration statement for the sale of up to $35.0 million of its securities. Under a shelf registration process, we may, over time, sell any combination of the securities described in the registration statement in one or more offerings. The Company believes that the net proceeds received from the sale of such securities, if any, together with its existing capital resources, will be sufficient to fund the Company's operations for the next twelve months.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended June 30, 2003, average borrowings outstanding on the variable rate credit facility with First Union National Bank were $68.6 million and average borrowings with Bank of America, N.A. was $59.3 million. First Union and Bank of America have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the quarter under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.3 million.

         A substantial part of the Company's revenue and capital expenditures are transacted in U.S. Dollars, but the functional currency for foreign subsidiaries is not the U.S. Dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency gain of $452,000 during the quarter ended June 30, 2003. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.


ITEM 4:  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act") as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

     (b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  -  OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders

         Registrant held its Annual Meeting of Shareholders on May 22, 2003.

         At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                     FOR               AGAINST           WITHHELD            NONVOTES
                                  ----------           -------          ----------           --------
W. Donald Bell                    17,707,698             --                245,118              --
Gordon A. Campbell                12,806,743             --              5,146,073              --
Glenn E. Penisten                 17,712,902             --                239,914              --
Edward L. Gelbach                 17,301,449             --                651,367              --
James Ousley                      17,714,152             --                238,664              --
Eugene B. Chaiken                 17,718,037             --                234,779              --
David M. Ernsberger               12,882,886                             5,069,930

2.       Approval of an amendment to the Company's Employee Stock Purchase Plan.

                           FOR              AGAINST            ABSTENTION           NONVOTES
                        -----------         ---------          ----------          ---------
                         11,021,759          2,417,135          1,287,074           3,226,848

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending December 31, 2003.

                           FOR              AGAINST            ABSTENTION           NONVOTES
                        ----------          -------            ----------          ---------
                        17,646,116          276,460                30,240                --


ITEM 6:   EXHIBITS AND REPORTS

     (a)  Exhibits:

          See Exhibit Index on page following Signatures.

     (b)  Reports on Form 8-K:

          1. On April 14, 2003, a Form 8-K was filed to announce certain profit improvement initiatives and expectations for the financial performance of the first quarter of fiscal 2003.

          2. On April 28, 2003, a Form 8-K was filed to announce the financial results for the first quarter of 2003.

          3. On June 5, 2003, a Form 8-K was filed for announcing certain estimates regarding the Company's financial results for the three month period ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 12, 2003



                                      BELL MICROPRODUCTS INC.

                                      BY: /s/ JAMES E. ILLSON
                                          -------------------------------
                                      CHIEF FINANCIAL OFFICER AND
                                      EXECUTIVE VICE PRESIDENT OF
                                      FINANCE AND OPERATIONS

                                  EXHIBIT INDEX

                                    Form 10-Q
                           Quarter ended June 30, 2003


EXHIBIT NO.                                          DESCRIPTION
-----------                                          -----------

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
