Form 10-Q
period 2003-09-30
BELL MICROPRODUCTS INC
filed 2003-11-14
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         ( MARK ONE )
         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 2003
                                            ------------------
                                       OR

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

         YES      X                         NO
            -------------                     -------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

         YES      X                         NO
            -------------                     -------------

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT NOVEMBER 10, 2003: 26,561,182

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q



                                                                           Page
PART  I  -  FINANCIAL INFORMATION                                         Number
---------------------------------                                         ------

     Item 1: Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets -- September
                 30, 2003 and December 31, 2002                               3

                 Condensed Consolidated Statements of Income - Three
                 months and nine months ended September 30, 2003
                 and 2002                                                     4

                 Condensed Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 2003 and 2002                5

                 Notes to Condensed Consolidated Financial Statements         6


     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             15

     Item 3: Quantitative and Qualitative Disclosure about Market Risk       19

     Item 4: Controls and Procedures                                         20


PART II  -  OTHER INFORMATION
-----------------------------

     Item 6: Exhibits and Reports                                            21

     Signatures                                                              22

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    September 30,                    December 31,
                                                                        2003                             2002
                                                                 --------------------           -----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                        $       169                    $    12,025
     Accounts receivable, net                                             286,997                        277,305
     Inventories                                                          229,207                        182,775
     Prepaid expenses and other current assets                             24,619                         23,786
                                                                 --------------------           -----------------------
                  Total current assets                                    540,992                        495,891
Property and equipment, net                                                42,552                         50,761
Goodwill                                                                   54,657                         53,803
Intangibles                                                                 5,554                          6,006
Deferred debt issuance costs and other assets                               7,322                          7,730
                                                                 --------------------           -----------------------
     Total assets                                                        $651,077                       $614,191
                                                                 ====================           =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $242,017                       $211,881
     Borrowings under lines of credit                                       2,718                          7,919
     Short-term note payable and current portion
         of long-term notes payable                                         8,266                         23,458
     Other accrued liabilities                                             34,186                         45,847
                                                                 --------------------           -----------------------
                  Total current liabilities                               287,187                        289,105

Borrowings under lines of credit                                          100,190                        100,555
Long-term notes payable                                                    80,738                         75,500
Other long-term liabilities                                                 2,964                          3,182
                                                                 --------------------           -----------------------
     Total liabilities                                                    471,079                        468,342
                                                                 --------------------           -----------------------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000 shares
         authorized; 26,280 and 20,127 issued and
         outstanding                                                      153,470                        115,888
     Retained earnings                                                     18,389                         25,311
     Accumulated other comprehensive income                                 8,139                          4,650
                                                                 --------------------           -----------------------
            Total shareholders' equity                                    179,998                        145,849
                                                                 --------------------           -----------------------

     Total liabilities and shareholders' equity                       $   651,077                    $   614,191
                                                                 ====================           =======================



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                       -----------------------------------     -----------------------------------
                                                              Three months ended                      Nine months ended
                                                                September 30,                            September 30,
                                                       -----------------------------------     -----------------------------------
                                                            2003               2002                 2003                2002
                                                       ---------------    ----------------     ----------------    ---------------
Net sales                                              $     555,476      $     551,895        $   1,590,767       $   1,572,536
Cost of sales                                                512,391            506,563            1,470,848           1,439,785
                                                       ---------------    ----------------     ----------------    ---------------
Gross profit                                                  43,085             45,332              119,919             132,751

Operating expenses:
  Selling, general and administrative expenses                37,990             40,348              115,232             125,140
  Restructuring costs and special charges                          -              3,405                1,383               5,688
                                                       ---------------    ----------------     ----------------    ---------------
Total operating expenses                                      37,990             43,753              116,615             130,828

Income from operations                                         5,095              1,579                3,304               1,923
Interest expense                                              (4,208)            (4,473)             (12,412)            (12,944)
                                                       ---------------    ----------------     ----------------    ---------------

Income (loss) before income taxes                                887             (2,894)              (9,108)            (11,021)
Provision for (benefit from) income taxes                        513               (538)              (2,186)             (2,976)
                                                       ---------------    ----------------     ----------------    ---------------
Net income (loss)                                      $         374      $      (2,356)       $      (6,922)      $      (8,045)
                                                       ===============    ================     ================    ===============

Income (loss) per share
    Basic                                              $        0.02      $       (0.12)       $       (0.33)     $        (0.42)
                                                       ===============    ================     ================    ===============
    Diluted                                            $        0.02      $       (0.12)       $       (0.33)     $        (0.42)
                                                       ===============    ================     ================    ===============

Shares used in per share calculation
    Basic                                                     22,471             19,610               20,913              19,012
                                                       ===============    ================     ================    ===============
    Diluted                                                   23,098             19,610               20,913              19,012
                                                       ===============    ================     ================    ===============




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)


                                                                                  Nine months ended September 30,
----------------------------------------------------------------------------------------------------------------
                                                                                       2003              2002
                                                                                   -----------        ----------
Cash flows from operating activities:
Net loss:                                                                          $    (6,922)       $   (8,045)
Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
          Depreciation and amortization                                                  9,234             8,340
          Provision for bad debts                                                        6,262             8,468
          Loss on disposal of property, equipment and other                                125               169
          Deferred income taxes                                                            541            (1,050)
          Changes in assets and liabilities:
              Accounts receivable                                                       (8,435)           23,291
              Inventories                                                              (40,472)           37,901
              Prepaid expenses                                                             719            11,188
              Other assets                                                                 409              (418)
              Accounts payable                                                          25,009           (33,346)
              Other accrued liabilities                                                (14,012)          (13,147)

                                                                                   -----------        ----------
                Net cash (used in) provided by operating activities                    (27,542)           33,351
                                                                                   -----------        ----------

Cash flows from investing activities:
Acquisition of property, equipment and other                                            (2,359)           (6,482)
Proceeds from sale of property, equipment and other                                         38             2,443

                                                                                   -----------        ----------
                Net cash used in investing activities                                   (2,321)           (4,039)
                                                                                   -----------        ----------

Cash flows from financing activities:
Net borrowings under line of credit agreements                                          (8,224)          (35,780)
Repayment of long-term notes payable to RSA                                             (7,000)           (7,000)
Proceeds from issuance of Common Stock and warrants                                     36,713            19,428
Borrowings on notes and leases payable                                                   9,986             9,545
Repayments of notes and leases payable                                                 (13,543)          (11,288)

                                                                                   -----------        ----------
                Net cash provided by (used in) financing activities                     17,932           (25,095)
                                                                                   -----------        ----------

Effect of exchange rate changes on cash                                                     75                 2
                                                                                   -----------        ----------

Net increase (decrease) in cash                                                        (11,856)            4,219
Cash at beginning of period                                                             12,025             1,308
                                                                                   -----------        ----------
Cash at end of period                                                              $       169        $    5,527
                                                                                   ===========        ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                                     $    14,481        $   16,638
      Income taxes                                                                 $       466        $      156


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -- Basis of Presentation:

         The accompanying interim consolidated condensed financial statements of Bell Microproducts Inc. ("the Company") have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include: the assessment of recoverability of goodwill and property, plant and equipment; the valuation of inventory; estimates for the allowance for doubtful accounts; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ materially from management's estimates.

         The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         In the quarter ended September 30, 2003, the Company completed a secondary registered public offering of 5,750,000 shares of Common Stock, at an offering price to the public of $6.50 per share. Proceeds were used to repay existing debt.

         The Company operates in one business segment as a distributor of storage products and systems as well as semiconductor and computer products and peripherals to original equipment manufacturers (OEMs), value-added resellers
(VARs) and dealers in the United States, Canada, Europe and Latin America. The Company is one of the world's largest storage-centric value-added distributors and a specialist in storage products and solutions. The Company's concentration on data storage systems and products allows it to provide greater technical expertise to its customers, form strategic relationships with key manufacturers and provide complete storage solutions to its customers at many levels of integration. The Company's storage products include:

    *    High-end computer and storage subsystems;

    *    Fibre Channel connectivity products;

    * Complete storage systems such as storage area networks (SAN), network attached storage (NAS) and direct attached storage (DAS);

    *    Storage management software;

    *    disk, tape and optical drives; and

    *    a broad selection of value-added services.

         In addition, the Company has developed a proprietary LDI software licensing system, which facilitates the sale and administration of software licenses. The Company believes its comprehensive product and value-added service offerings has provided a competitive advantage in both domestic and international markets.

Note 2 -- Stock-Based Compensation Plans:

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

         As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation, other than acquisition-related compensation, is recognized in net income/(loss). The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company's Stock Participation Plan, collectively called "options." For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                            Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                        ---------------------------         ---------------------------
                                                                    (In thousands except for per share amounts)
                                                        ---------------------------------------------------------------
                                                           2003              2002              2003              2002
                                                        ----------        ---------         ---------         ---------
Net income (loss) as reported                           $      374        $  (2,356)        $  (6,922)        $  (8,045)
Deduct: Total stock-based employee
              compensation expense determined
              under fair value method for awards,
              net of related tax effects                       770            1,493             3,373             4,450
                                                        ----------        ---------         ---------         ---------
Pro forma net loss                                      $     (396)       $  (3,849)        $(10,295)         $(12,495)
                                                        ==========        =========         =========         =========

Net income (loss) per share as reported:
     Basic                                              $     0.02        $   (0.12)        $   (0.33)        $   (0.42)
     Diluted                                            $     0.02        $   (0.12)        $   (0.33)        $   (0.42)

Pro forma net loss per share:
     Basic                                              $    (0.02)       $   (0.20)        $   (0.49)        $   (0.66)
     Diluted                                            $    (0.02)       $   (0.20)        $   (0.49)        $   (0.66)

Weighted average shares used in per share Calculation:
     Basic                                                  22,471           19,610            20,913            19,012
     Diluted                                                23,098           19,610            20,913            19,012


         The following weighted average assumptions were used for grants in the third quarter ended September 30, 2003 and 2002 respectively; expected volatility of 76% and 76%, expected lives of 3.41 and 3.59 and risk free interest rates of 2.0% and 2.2%, respectively. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years.

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

Note 3 -- Intangible Assets:

         Over time, the Company has acquired certain intangible assets which include non-compete agreements, a trademark, a trade name and supplier relationships, with estimated useful lives of three years, 40 years and ten years, respectively. The gross carrying amount and accumulated amortization of these assets at September 30, 2003 are as follows (in thousands):



                                                                     As of September 30, 2003
                                                ---------------------------------------------------------------
                                                     Gross Carrying          Accumulated               Net
         Amortized Intangible Assets                     Amount             Amortization             Amount
         -----------------------------------    -------------------    ------------------    ------------------
         Non-compete agreements                      $       2,154          $     (1,661)         $        493
         Trademark                                           4,100                  (303)                3,797
         Tradename                                             300                   (26)                  274
         Supplier relationships                              1,200                  (210)                  990
                                                -------------------    ------------------    ------------------
         Total                                       $       7,754          $     (2,200)         $      5,554
                                                ===================    ==================    ==================


                                                                   As of December 31, 2002
                                                ---------------------------------------------------------------
                                                     Gross Carrying          Accumulated               Net
         Amortized Intangible Assets                     Amount             Amortization             Amount
         -----------------------------------    -------------------    ------------------    ------------------
         Non-compete agreements                      $       2,137          $     (1,233)         $        904
         Trademark                                           3,965                  (228)                3,737
         Tradename                                             300                   (15)                  285
         Supplier relationships                              1,200                  (120)                1,080
                                                -------------------    ------------------    ------------------
         Total                                       $       7,602          $     (1,596)         $      6,006
                                                ===================    ==================    ==================



         The estimated amortization expense of these assets in future fiscal years is as follows (in thousands):

         Estimated Amortization Expense
         ------------------------------------------------------
         October 1, 2003 to December 31, 2003                          $        192
         ------------------------------------------------------

         For year ending December 31, 2004                                       749
         For year ending December 31, 2005                                       248
         For year ending December 31, 2006                                       238
         For year ending December 31, 2007                                       229
         Thereafter                                                            3,898
                                                                   -------------------------
         Total                                                         $       5,554
                                                                   =========================


Note 4 --  Earnings (Loss) per Share:

         Basic EPS is computed by dividing net income/(loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period resulting from stock options using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):


                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  2003             2002             2003             2002
                                              --------------    ------------    --------------    -------------
Net income (loss)                              $      374         $ (2,356)       $ (6,922)          $ (8,045)
                                              ==============    ============    ==============    =============
Weighted average common shares
  outstanding (Basic)                              22,471           19,610          20,913             19,012

Effect of dilutive options, grants and
  warrants                                            627                -               -                  -
                                              --------------    ------------    --------------    -------------
Weighted average common shares
  outstanding (Diluted)                            23,098           19,610          20,913             19,012
                                              ==============    ============    ==============    =============



         In the nine months ended September 30, 2003 and 2002, total common stock options, grants and warrants excluded from diluted loss per share calculations because they were antidilutive were 1,660,163 and 4,754,219, respectively.

Note 5 -- Lines of Credit and Term Debt:


          LINES OF CREDIT                                          September 30,         December 31,
                                                                        2003                  2002
                                                                   -------------         ------------
          First Union Facility                                      $   39,905            $   52,127
          Bank of America Facility                                      60,285                48,428
          IFN Financing BV                                               2,718                 6,992
          Other lines                                                        -                   927
                                                                    ----------            ----------
                                                                       102,908               108,474
          Less: amounts included in current liabilities                  2,718                 7,919
                                                                    ----------            ----------
          Amounts included in non-current liabilities               $  100,190            $  100,555
                                                                    ==========            ==========


         On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with First Union National Bank ("First Union Facility"), a subsidiary of Wachovia. The amendment reduced the credit facility to $160 million from $175 million and extended the maturity date to May 31, 2005. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation Western and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended September 30, 2003, was 3.8%, and the balance outstanding at September 30, 2003 was $39.9 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and Latin American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at September 30, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On December 2, 2002, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("B of A Facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the current equivalent of $125 million. The B of A Facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit for the quarter ended September 30, 2003 was 6.0%, and the balance outstanding at September 30, 2003 was $60.3 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at September 30, 2003; however, there can be no assurance that the

Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         The Company has an agreement with IFN Finance BV to provide up to $7.3 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days' notice. The balance outstanding at September 30, 2003 was $2.7 million.


          TERM LOANS                                               September 30,         December 31,
                                                                       2003                  2002
                                                                   -------------         ------------
          Note payable to RSA                                       $   79,000            $   86,000
          Lombard NatWest Limited Mortgage                                   -                 9,816
          Bank of Scotland                                               9,736                     -
                                                                    ----------            ----------
                                                                        88,736                95,816
          Less: amounts due in current year                              7,999                20,316
                                                                    ----------            ----------
          Long-term debt due after one year                         $   80,737            $   75,500
                                                                    ==========            ==========



         In 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA Facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The six month U.S. Libor rate was 1.18% at September 30, 2003. The RSA Facility is secured by a second lien on the Company's and its subsidiaries' North American and Latin American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

         On May 9, 2003, the Company entered into a $9.9 million mortgage agreement with Bank of Scotland and fully re-paid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited. The new mortgage has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately $247,500, plus interest. The principal amount due in 2003 is $495,000, and $990,000 is due for each of the years thereafter. The balance of the mortgage at September 30, 2003 was $9.7 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis. The Company was in compliance with its covenants at September 30, 2003; however there can be no assurance that the Company will be in compliance with its covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

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

         On August 27, 2003 the Company completed a secondary registered public offering of 5,000,000 shares of Common Stock, at an offering price to the public of $6.50 per share. In connection with the offering, the Company granted to the underwriters an option to purchase up to 750,000 shares to cover over-allotments, and the option was exercised in full on September 18, 2003. The Company received proceeds of $34.9 million, net of commissions, discounts and expenses.

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

         At September 30, 2003, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                                                      Restructuring
                                                       Charges                                        Liabilities at
                                        2003          In Prior          Total             Cash        September 30,
                                       Charges          Years          Charges          Payments           2003
                                      ---------      ----------      ----------       -----------     --------------
Severance costs                       $   1,327      $    3,366      $    4,693       $     4,291      $       402
Lease costs                                  56           2,753           2,809             1,360            1,449
Other facility closure costs                  -             306             306               306                -
                                      ---------      ----------      ----------       -----------    ---------------
Total                                 $   1,383      $    6,425      $    7,808       $     5,957      $     1,851
                                      =========      ==========      ==========       ===========    ===============

Note 8 -- Product Warranty Liabilities:

         The Company accrues for known warranty claims if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims based on historical activity. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other current liabilities. The provision has had no material change from December 31, 2002.

Note 9 -- Commitments and Contingencies:

         The Company is currently a party to various claims and legal proceedings arising in the normal course of business. If management believes that a loss is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of any actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

         In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, the Company will be exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value in "other comprehensive income." Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

Note 10 -- Newly Issued or Recently Effective Accounting Pronouncements:

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ("SFAS No. 146"), "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 on January 1, 2003 and the adoption did not have a material impact on its results of operations or financial position.

         In March 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The provisions of this statement will be applied prospectively. The adoption of this standard did not have a material impact on the consolidated financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 as amended ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.

Restatement is not permitted. The adoption of this standard did not have a material impact on the consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the consolidated financial statements.

         In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the consolidated financial statements.

Note 11 -- Comprehensive Income/(loss):

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

         Comprehensive income (loss) is as follows (in thousands):

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                             --------------------------------     -------------------------------
                                                  2003              2002              2003             2002
                                             ---------------    -------------     --------------    -------------
Net income (loss)                              $     374           $ (2,356)       $  (6,922)         $ (8,045)
Other comprehensive income:
    Foreign currency translation
       adjustments                                 1,132                417            3,489             3,612
                                             ---------------    -------------     --------------    -------------
Total comprehensive income (loss)              $   1,506          $  (1,939)       $  (3,433)         $ (4,433)
                                             ===============    =============     ==============    =============


         Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of cumulative foreign currency translation adjustments.

Note 12 -- Geographic Information:

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 42% and 44% of total sales for the nine months ended September 30, 2003 and 2002, respectively.

                                                                                         (In thousands)
                                                                                Nine Months Ended September 30,
                                                                         -----------------------------------------------
Geographic information consists of the following:                                2003                      2002
                                                                         ----------------------    ---------------------
Net sales:
    North America                                                        $          736,981        $          766,600
    Latin America                                                                   126,537                   150,353
    Europe                                                                          727,249                   655,584
                                                                         ----------------------    ---------------------
        Total                                                            $        1,590,767         $       1,572,537
                                                                         ======================    =====================



                                                                             September 30,             December 31,
                                                                         ----------------------    ---------------------
Long-lived assets:                                                               2003                      2002
                                                                         ----------------------    ---------------------
    United States                                                        $           44,473       $            49,934
    United Kingdom                                                                   51,687                    53,189
    Other foreign countries                                                          13,925                    15,177
                                                                         ----------------------    ---------------------
         Total                                                           $          110,085        $          118,300
                                                                         ======================    =====================

Note 13 -- Subsequent Events:

         On October 10, 2003, the Company acquired certain assets and assumed certain liabilities of EBM Mayorista, S.A. de C.V. ("EBM"), for cash of approximately $5.1 million. EBM is a privately held computer components distributor, headquartered in Merida, Mexico, with branch locations in Cancun, Monterrey, Oaxaca, Villahermosa, Tampico, Veracruz and Tuxla. Based on EBM's unaudited financial statements, sales were approximately $33.8 million for the year ended December 31, 2002.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Net sales were $555.5 million for the quarter ended September 30, 2003, compared to net sales of $551.9 million for the quarter ended September 30, 2002, which represented an increase of $3.6 million, or 1%. The increase was primarily due to growth in unit sales to existing and new customers.

         The Company's gross profit for the quarter ended September 30, 2003 was $43.1 million compared to $45.3 million for the quarter ended September 30, 2002, which represented a decrease of $2.2 million, or

5%. Gross margin decreased to 7.8% in the current quarter from 8.2% in the same period last year. The decrease was primarily due to a shift in product mix, with faster growth occurring in 2003 in sales of products carrying a lower margin percentage.

         Selling, general and administrative expenses decreased to $38.0 million for the quarter ended September 30, 2003 from $40.3 million for the quarter ended September 30, 2002, a decrease of $2.3 million, or 6%. The decrease in expenses was primarily attributable to the realization of savings from continuing cost reduction and prior restructuring activity undertaken by the Company, net of the impact of volume increases. As a percentage of sales, selling, general and administrative expenses decreased in the third quarter of 2003 to 6.8% from 7.3% in the third quarter of 2002.

         Interest expense decreased to $4.2 million for the quarter ended September 30, 2003 from $4.5 million in the same period last year. This decrease was primarily due to overall decreased borrowings during the period for worldwide working capital purposes. Average interest rates on combined borrowings decreased to 6.7% in the third quarter of 2003, from 7.0% in the in the same period last year.

         The effective tax rate was 58% for the quarter ended September 30, 2003 compared to an effective tax benefit rate of 19% for the quarter ended September 30, 2002. The higher tax rate was primarily related to the annualized affect of additional deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Costs and Special Charges

         In the third quarter of 2003, the Company did not record additional restructuring costs or special charges.

         In the third quarter of 2002, the Company continued its cost reduction activities in response to the continued economic downturn and recorded restructuring costs of $3.4 million. These charges consisted of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominantly in sales and marketing functions, and eliminated two executive management positions in the U.S. Future expected cost reductions will be reflected in the income statement line item `Selling, general and administrative expenses.'

         At September 30, 2003, outstanding liabilities related to these charges are summarized as follows (in thousands):

                                                                                                        Restructuring
                                                       Charges                                          Liabilities at
                                        2003          In Prior          Total             Cash          September 30,
                                       Charges          Years          Charges          Payments             2003
                                      ---------      ----------      ----------       -----------      ---------------
Severance costs                       $   1,327      $    3,366      $    4,693       $     4,291      $           402
Lease costs                                  56           2,753           2,809             1,360                1,449
Other facility closure costs                  -             306             306               306                    -
                                      ---------      ----------      ----------       -----------      ---------------
Total                                 $   1,383      $    6,425      $    7,808       $     5,957      $         1,851
                                      =========      ==========      ==========       ===========      ===============


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Net sales were $1,590.8 million for the nine months ended September 30, 2003, compared to net sales of $1,572.5 million for the nine months ended September 30, 2002, which represented an increase of $18.3 million, or 1%. Of the total increase in sales, $71.7 million was due to growth in unit sales to existing and new customers in Europe and these increases were offset by a decrease of $53.4 million in sales in the Americas.

         The Company's gross profit for the nine months ended September 30, 2003 was $119.9 million, compared to $132.8 million for the nine months ended September 30, 2002, which represented a decrease of $12.8 million, or 10%. The decrease was primarily due to the slowdown in information technology spending which resulted in intense price competition in the industry in the first half of the year; a shift in product mix, with faster growth in sales of products carrying a lower margin percentage, and a special charge of $1.5 million to write down inventory in the first quarter of 2003, as discussed below. The overall gross margin was 7.5%, including the effect of the $1.5 million inventory write-down, compared to 8.4% in the same period last year.

         Selling, general and administrative expenses decreased to $115.2 million for the nine months ended September 30, 2003 from $125.1 million for the nine months ended September 30, 2002, a decrease of $9.9 million, or 8%. The decrease in expenses was primarily attributable to the realization of savings from prior restructuring activity and other cost reduction measures undertaken by the Company, net of the impact of volume increases. As a percentage of sales, selling, general and administrative expenses decreased in the first nine months of 2003 to 7.2% from 8.0% in the first nine months of 2002.

                  Interest expense was $12.4 million in the nine months ended September 30, 2003, as compared to $12.9 million in the same period last year. This decrease was primarily due to overall decreased borrowings during the period for worldwide working capital purposes. Interest rates on combined borrowings were 6.9% in the first nine months of 2003 compared to 6.8% in the same period last year.

         The effective tax benefit rate of 24% for the nine months ended September 30, 2003 compared to an effective tax benefit rate of 27% for the nine months ended September 30, 2002. The lower tax benefit rate was primarily related to deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Costs and Special Charges

         In the nine months ended September 30, 2003, as the Company continued to implement profit improvement and cost reduction measures, restructuring costs of $1.4 million were recorded in the first quarter. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales, and expects annual savings of approximately $8 million. Expected savings related to vacated facilities is not material. Future savings expected from restructuring related cost reductions will be reflected as a decrease in `Selling, general and administrative expenses' on the income statement. The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

         In the nine months ended September 30, 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $5.7 million in the second and third quarters. These costs consisted primarily of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and costs of $583,000 related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. These special charges also included provisions for certain Latin American receivables of $1.7 million, and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominantly in sales and marketing functions and eliminated two executive management positions in the U.S. Future expected cost reductions will be reflected in the income statement line item `Selling, general and administrative expenses.'

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has funded its working capital requirements principally through borrowings under term loans and bank lines of credit as well as proceeds from warrants and stock option exercises. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions. In August 2003, the Company completed a registered public offering of approximately 5.75 million shares of its common stock, with proceeds to the Company net of commissions, discounts and expenses of $34.9 million. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales and its effectiveness at controlling and reducing its costs.

         Net cash used operating activities for the nine months ended September 30, 2003, was $27.5 million. The Company's inventories increased as of September 30, 2003 to $229.2 million from $182.8 million as of December 31, 2002, and the Company's accounts payable increased to $242.0 million as of September 30, 2003 from $211.9 million as of December 31, 2002. The increase in inventories and accounts payable are primarily a result of increased inventory purchases. The Company's accounts receivable increased to $287.0 million as of September 30, 2003, from $277.3 million as of December 31, 2002, primarily as a result of increased revenues. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales.

         On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with First Union National Bank ("First Union Facility"), a subsidiary of Wachovia. The amendment reduced the credit facility to $160 million from $175 million and extended the maturity date to May 31, 2005. The First Union Facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation Western and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at First Union's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended September 30, 2003, was 3.8%, and the balance outstanding at September 30, 2003 was $39.9 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and Latin American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. The Company was in compliance with its bank covenants at September 30, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         On December 2, 2002, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("B of A Facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the current equivalent of $125 million. The B of A Facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.125% to 2.25%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit for the quarter ended September 30, 2003 was 6.0%, and the balance outstanding at September 30, 2003 was $60.3 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at September 30, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         In 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA Facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The six month U.S. Libor rate was 1.18% at September 30, 2003. The RSA Facility is secured by a second lien on the Company's and its subsidiaries' North American and Latin American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition and results of operations would be materially adversely affected.

         On May 9, 2003, the Company entered into a $9.9 million mortgage agreement with Bank of Scotland and fully re-paid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited. The new mortgage has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately $247,500, plus interest. The principal amount due in 2003 is $495,000 and $990,000 is due for each of the years thereafter. The balance of the mortgage at September 30, 2003 was $9.7 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis. The Company was in compliance with its covenants at September 30, 2003; however there can be no assurance that the Company will be in compliance with its covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition and results of operations would be materially adversely affected.

         The Company has an agreement with IFN Finance BV to provide up to $7.3 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days' notice. The balance outstanding at September 30, 2003 was $2.7 million.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended September 30, 2003, average borrowings outstanding on the variable rate credit facility with First Union National Bank were $72.7 million and average borrowings with Bank of America, N.A. was $64.3 million. First Union and Bank of America have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the quarter under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.4 million.

         A substantial part of the Company's revenue and capital expenditures are transacted in U.S. Dollars, but the functional currency for foreign subsidiaries is not the U.S. Dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency gain of $160,000 during the quarter ended September 30, 2003. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. To the extent the Company is unable to manage these risks, the Company's results and financial position could be materially adversely affected.

         In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, the Company will be exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value in "other comprehensive income." Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

ITEM 4:  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act") as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

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

ITEM 6:   EXHIBITS AND REPORTS

         (a)      Exhibits:

                  See Exhibit Index on page following Signatures.

         (b)      Reports on Form 8-K:

                  1. A Form 8-K dated July 29, 2003 was filed by the Company to announce its intention to file a shelf registration statement and to announce financial results for the second quarter of 2003.
                  2. A Form 8-K dated August 12, 2003 was filed by the Company to announce plans to file a preliminary prospectus supplement to its shelf registration statement.
                  3. A Form 8-K dated August 21, 2003 was filed by the Company to announce entering into an underwriting agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2003



                                    BELL MICROPRODUCTS INC.

                                    BY:      /s/ JAMES E. ILLSON
                                       -----------------------------------------
                                    CHIEF FINANCIAL OFFICER AND EXECUTIVE VICE
                                    PRESIDENT OF FINANCE AND OPERATIONS

                                  EXHIBIT INDEX

                                    Form 10-Q
                        Quarter ended September 30, 2003

EXHIBIT NO.                                       DESCRIPTION

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