Form 10-K
period 2003-12-31
BELL MICROPRODUCTS INC
filed 2004-03-15
CIK 900708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

        | |       TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from          to        .

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

                                  Yes |X| No| |

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.| |

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                  Yes |X| No| |

           The aggregate market value of the voting stock held by non-affiliates of the registrant, as June 30, 2003, was approximately $81,104,973 based upon the last sale price reported for such date on the Nasdaq National Market.

           The number of shares of Registrant's Common Stock outstanding as of March 5, 2004 was 27,057,411.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 26, 2004 are incorporated by reference into Part III of this Form 10-K.

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

GENERAL

           Founded in 1987, Bell Microproducts Inc. together with its subsidiaries, is a leading value-added distributor of storage products and systems, semiconductors and computer products and peripherals. We market and distribute our products at various levels of integration, from raw components to fully integrated, tested and certified systems. We carry over 130 brand name product lines as well as our own proprietary Rorke Data storage products and Markvision memory modules. Across our product lines, we emphasize our ability to combine our extensive product portfolio with comprehensive value-added services.

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

AVAILABLE INFORMATION

           All reports filed electronically by Bell with the Securities and Exchange Commission ("SEC"), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and other information and amendments to those reports filed (if applicable), are accessible at no cost on the Company's web site at www.bellmicro.com, and they are available by contacting our Investor Relations at ir@bellmicro.com or 408-451-9400. These filings are also accessible on the SEC's web site at www.sec.gov. The public may read and copy at prescribed rates any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

INDUSTRY

           The storage, semiconductor and computer industries have experienced significant growth over the past decade, due to rapid growth in Internet usage and e-commerce; enterprise applications such as enterprise resource planning and data mining; server, desktop and laptop computers; and wireless communications as well as a variety of emerging consumer products and applications.

           Traditionally, manufacturers have sold storage, semiconductor and computer products directly to end users and through both direct and indirect distribution channels. The use of distribution channels is growing rapidly as manufacturers focus on core activities such as product design, development and marketing and begin to divest or outsource other functions. The growth of the indirect channel reflects the need for manufacturers to increasingly use distributors for servicing OEMs, VARs, CEMs and system integrators. Customers are also driving the trend toward indirect distribution due to the value-added services that distributors often provide. The rapid growth of storage requirements and the need for sophisticated networked storage systems, such as NAS and SAN, have also increased enterprise customers' dependence on value-added service suppliers that can design, integrate, service and support their storage needs.

           Since the onset of the market downturn more than three years ago, distributors and vendors have experienced a slowdown of demand and increased competitive market conditions, resulting from industry maturation, historical technology overspending and other cyclical factors. Historically, a return of economic growth has led to a return of growth and market demand for the industry.

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

OUR STRATEGY

           Our goal is to expand our position as a leading distributor of storage solutions and systems and computer products and peripherals. We intend to achieve this goal by leveraging our strengths and implementing the following strategies:

           Continue to Focus on the Storage Market. We plan to continue to take advantage of the market opportunities in the storage industry by maintaining our strategic focus on providing complete storage solutions. For example, we have devoted significant resources to broadening our range of value-added services, expanding our marketing efforts, deepening the expertise of our sales force and offering an extensive range of technologically-advanced products. We believe that we are well positioned to benefit from the strong growth and favorable market dynamics of the storage industry.

           Expand our Storage and Complementary Product Lines. We believe that our ability to offer customers an extensive line of leading storage products across technologies and manufacturers will continue to be a strong competitive advantage for us, particularly as it relates to SAN and NAS solutions. Our selection of products and technologies, together with our independence, allows us to reliably deliver the optimal package of appropriate hardware, software and services for each project.

           Expand our International Presence. We intend to deepen our presence in the United States, and expand our coverage in the major international markets we serve, including Canada, Latin America and Europe, through internal growth and strategic acquisitions. Increasingly, multinational companies, including our manufacturers and customers, requiring products and solutions that are able to address local operational and reporting requirements, but which are also heterogeneous and interoperable among countries, regions and offices. As we expand our global presence, we believe that we will be better able to address the demands of multinational customers, gain more access to multinational manufacturers and leverage our expertise.

           Deepen Relationships with Industry Leaders. We intend to leverage our position as a leading distributor of storage solutions to broaden our existing strategic relationships with industry leaders and to create new strategic relationships. We believe that distribution channels will continue to consolidate and leading manufacturers will align with those distributors that are best able to offer value-added services and access new customers. We believe being aligned with leading manufacturers will allow us to identify innovative products, exchange critical information, gain access to new technologies and create cross-marketing opportunities. We have developed strategic relationships with a number of vendors, including Brocade, EMC, Emulex, HP, IBM, Intel, Legato, Maxtor, McData, Microsoft, Qlogic, Seagate, Veritas and Western Digital.

           Continue Cost Structure and Profitability Improvements. We intend to continue to improve our cost structure by maximizing the efficiency of personnel and resources throughout our global organization. During the past two years, we have undertaken various performance improvement initiatives such as realigning and streamlining operations. We have also made significant progress in reducing non-personnel related expenditures. We will continue to review our business and take advantage of opportunities to improve cost efficiencies. We also intend to continue to optimize our profitability by managing our assets and working capital through actions such as maximizing early payment discounts and other profit enhancement opportunities offered by vendors.

           Pursue Selective Acquisitions. We intend to pursue opportunities to acquire businesses that help us achieve our various strategic goals including further developing our solutions offerings, expanding key vertical product offerings and broadening our geographic footprint.

PRODUCTS AND SERVICES

           We market and distribute more than 130 brand name product lines, as well as our own Rorke Data storage products and Markvision memory modules. We offer the following products as discrete components or as part of our solutions offering.

Storage Products and Related Software

           Our storage products include network attached storage, storage area network products, Fibre Channel networking products and systems, tape libraries and disk drives, as well as storage-related software products. We partner with the best-in-class storage providers in the industry to provide the most comprehensive cost effective solutions to enterprise customers worldwide. We offer a comprehensive set of products and services, supported through a network of worldwide integration and solution centers with more than 400 dedicated storage professionals available to serve our customer's enterprise needs. Our customer base includes leading Var2000 and vertical solution providers worldwide.

Semiconductor and Other Components

            We distribute a variety of semiconductor components, including memory components and modules, microprocessors, microcontrollers, power management components, application-specific integrated circuits (ASICs), graphics and video devices, communications and power supplies.

Computer Products and Software

           Our computer products include a variety of standard and custom-configured motherboards, flat panel displays and related components, monitors, keyboards, chassis, scanners, personal computers and servers, board level products and network interface controller (NIC) cards, as well as related software. Among the computer products we offer are our own proprietary Markvision memory modules that complement the other products and technologies we provide.

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

           Retail Packaging and Software Duplication. We provide a value-added service to storage manufacturers, retailers and software/game customers, which combines the strengths of our hard drive value capabilities with custom third-party packaging. Our retail packaging programs deliver end consumer-ready storage products. These products require high quality software duplication, testing and drive assembly, as well as high volume unit production to meet demanding retail "street dates." The core materials planning and logistics capabilities of our distribution operations enable us to deliver retail-ready product to our customers' distribution centers or directly to their retail outlets.

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

COMPETITION

           In the distribution of storage, semiconductor components and computer products, we generally compete for customer relationships with numerous local, regional and national and international authorized and unauthorized distributors. We also compete for customer relationships with manufacturers, including some of our manufacturers and customers. Consistent with our sales and marketing efforts, we tend to view our competition, whether arising from the direct or indirect distribution channel, on a customer-category basis. We believe that our most significant competition for customers seeking both products and value-added services arises from Arrow Electronics, Avnet, and European value-added distributors including IN Technology, Magirus and ECT Best'Ware. We believe that our most significant competition for customers seeking products apart from value-added services arises from Ingram Micro, Tech Data and Synnex.

           Another key competitive factor in the electronic component and computer product distribution industry as a whole is the need to carry a sufficient amount of inventory to meet rapid delivery requirements of customers. However, to minimize its exposure related to valuation of inventory on hand, the majority of the Company's product lines are purchased pursuant to non-exclusive distributor agreements which provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.

           We believe that competition for customers is based on product line breadth, depth and availability, competitive pricing, customer service, technical expertise, value-added services and e-commerce capabilities. We believe that we compete favorably with respect to each of these factors. We directly compete with numerous distributors, many of which possess superior brand recognition and financial resources. In the area of storage products and solutions, however, we believe that none of our competitors offers the full range of storage products and solutions that we provide.

RECENT ACQUISITIONS

           In connection with our solution offerings, we have completed a number of strategic acquisitions. Through these acquisitions, we gained expertise in storage solutions and greater access to international markets.

           Our acquisition in October 2003 of EBM Mayorista (EBM), a company headquartered in Merida, Mexico with branch locations in Cancun, Monterrey, Oaxaca, Villahermosa, Tampico, Veracruz, and Tuxla, has enabled us to expand our presence in Latin America and provided us the ability to gain additional market share in the rapidly growing market in Mexico. EBM provides a diverse product line of computer hardware and software to Mexican resellers, retail locations and system integrators, including the Intel, Samsung, Epson and U.S. Robotics lines.

           Our 2001 acquisition of Total Tec, a company headquartered in Edison, NJ, and with sales offices in the eastern and southern United States, has significantly expanded our ability to address challenging SAN initiatives. Total Tec is one of Hewlett-Packard's ("HP") enterprise distributors and one of the nation's premier enterprise (computing and storage) solutions providers focused on implementing comprehensive IT solutions to Fortune

1000 firms. Their methodology addresses key business data concerns including availability, reliability, performance, scalability and manageability. During the fourth quarter of 2001, we expanded our U.K. HP/Compaq relationship to include the U.S. market for Proliant servers and StorageWorks enterprise storage systems. Through this distribution agreement, Bell Microproducts offers leading HP/Compaq enterprise products, services and solutions to its large customer base of VARs, resellers, OEMs and system integrators in the U.S.

           Our 2001 acquisition of Touch The Progress Group BV, a company based in the Netherlands and with offices in Germany, Belgium and Austria, has added enterprise storage solutions including storage management software products, integrated storage technology, infrastructure, and support services to our strategic effort. The company offers an extensive portfolio of storage solutions from some of the world's leading manufacturers. This portfolio allows the company and its business partners to provide a total storage management solution for multiple heterogeneous computing platforms, including IBM, HPQ, Veritas and other leading manufacturers.

           Our 2001 acquisition of Forefront Graphics, a company headquartered in Toronto, Canada, and with offices in Ottawa, Montreal, Calgary and Vancouver, has added high performance computer graphics, digital audio and video, storage and multimedia products targeted at both the computer reseller marketplace and the video production reseller marketplace.

EMPLOYEES

           At December 31, 2003, we had a total of 1,294 employees, including 635 in sales and marketing functions, 492 in general administrative functions and 167 in technical and value add integration functions. Of our total employees, 627 are located at our facilities outside of the United States, including 351 in the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Many of our current key personnel have substantial experience in our industry and would be difficult to replace. The labor market in which we operate is highly competitive and, as a result, we may not be able to retain and recruit key personnel. If we fail to recruit, retain or adequately train key personnel, we will experience difficulty in implementing our strategy, which could negatively affect our business, financial condition and stock price.

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

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

           Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our stock will likely decline. Factors that may cause our revenues, gross margins and operating results to fluctuate include:

        -  the loss of key manufacturers or customers;

        -  heightened price competition;

        -  problems incurred in managing inventories;

        -  a change in the product mix sold by us;

        - customer demand (including the timing of purchases from significant customers);

        -  changing global economic conditions;

        -  our ability to manage credit risk and collect accounts receivable;

        -  our ability to manage foreign currency exposure;

        - availability of product and adequate credit lines from manufacturers; and

        -  the timing of expenditures in anticipation of increased sales.

           Due primarily to manufacturer rebate programs and increased sales volumes near the end of each quarter, a larger portion of our gross profit has historically been reflected in the third month of each quarter than in each of the first two months of such quarter. If we do not receive products from manufacturers or complete sales in a timely manner at the end of a quarter, or if rebate programs and marketing development funds are changed or discontinued, our operating results in a particular quarter could suffer.

           As a result of intense price competition, we have narrow gross profit margins. These narrow margins magnify the impact of variations in sales and operating costs on our operating results. Because our sales in any given quarter depend substantially on sales booked in the third month of the quarter, a decrease in such sales is likely to adversely and disproportionately affect our quarterly operating results. This is because our expense levels are partially based on our expectations of future sales, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Due to our narrow margins and our limited ability to quickly adjust costs, any shortfall in sales in relation to our quarterly expectations will likely have an adverse impact on our quarterly operating results.

WE RELY ON A RELATIVELY SMALL NUMBER OF KEY MANUFACTURERS FOR PRODUCTS THAT MAKE UP A SIGNIFICANT PORTION OF OUR NET SALES AND THE LOSS OF A RELATIONSHIP WITH A KEY MANUFACTURER COULD HAVE AN ADVERSE EFFECT ON OUR NET SALES.

           We receive a significant portion of our net sales from products we purchase from a relatively small number of key manufacturers. In each of 2002 and 2003, five key manufacturers provided products that represented 49% and 53%, respectively, of our net sales. We believe that products from a relatively small number of manufacturers will continue to account for a significant portion of our net sales for the foreseeable future, and the portion of our net sales from products purchased from such manufacturers could continue to increase in the future. These key manufacturers have a variety of distributors to choose from and therefore can make substantial demands on us. In addition, our standard distribution agreement allows the manufacturer to terminate its relationship with us on short notice. Our ability to maintain strong relationships with our key manufacturers, both domestically and internationally, is essential to our future performance. The loss of a relationship with a key manufacturer could have an adverse effect on our net sales.

           In addition, the downturn in the economy in general, and in the technology sector of the economy in particular, has led to increased consolidation among our manufacturers and may result in some manufacturers exiting the industry. Further, manufacturers have been consolidating the number of distributors they use. These events could negatively impact our relationships with our key manufacturers and may have an adverse effect on our net sales.

WE OPERATE IN AN INDUSTRY WITH CONTINUAL PRICING AND MARGIN PRESSURE.

           The nature of our industry and our business is highly price-competitive. There are several distributors of products similar to ours in each of the markets in which we operate. As a result, we face pricing and margin pressure on a continual basis. Additionally, the mix of products we sell also affects overall margins. If we increase revenue from products that are more widely distributed, these products may carry lower gross margins that can reduce our overall gross profit percentage. There can also be a negative impact on gross margins from factors such as freight costs and foreign exchange exposure. These factors, alone or in combination, can have a negative impact on our gross profit percentage.

THE FAILURE OF OUR KEY SUPPLIERS TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY AND TO SUCCESSFULLY DEVELOP NEW PRODUCTS COULD CAUSE OUR SALES TO DECLINE AND OUR REVENUES TO DECREASE.

           Our ability to generate increased revenues depends significantly upon the ability and willingness of suppliers to develop new products on a timely basis in response to rapid technological changes in our industry. Our suppliers must commit significant resources each time they develop a product. If they do not invest in the development of new products, then sales of our products to our customers may decline and our revenues may decrease. The ability and willingness of our suppliers to develop new products is based upon a number of factors beyond our control.

THE DOWNTURN IN INFORMATION TECHNOLOGY SPENDING MAY CAUSE REDUCED DEMAND FOR OUR PRODUCTS AND A DECLINE IN OUR NET SALES AND GROSS MARGINS DUE TO PRICE COMPETITION AND DECREASED SALES VOLUMES.

           Since late 2000, large enterprises throughout the global economy have significantly reduced their spending on information technology products, which has had a continuing negative effect on the demand for our products. We cannot predict the depth or duration of this downturn in spending, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our operating results may be impaired. This downturn in spending may result in a decline in our net sales and gross margins due to decreased sales volumes and price competition.

OUR INVENTORY MAY DECLINE IN VALUE DUE TO INVENTORY SURPLUS, PRICE REDUCTIONS OR TECHNICAL OBSOLESCENCE THAT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

           The value of our inventory may decline as a result of surplus inventory, price reductions or technological obsolescence. Our distribution agreements typically provide us with only limited price protection and inventory return rights. In addition, we purchase significant amounts of inventory under contracts that do not provide any inventory return rights or price protection. Without price protection or inventory return rights for our inventory purchases, we bear the sole risk of obsolescence and price reductions. Even when we have price protection and inventory return rights, there can be no guarantee we will be able to return the products to the manufacturer or to collect refunds for those products in a timely manner, if at all.

SUPPLY SHORTAGES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

           We are dependent on the supply of products from our vendors. Our industry is characterized by periods of product shortages due to vendors' difficulty in projecting demand. When such shortages occur, we typically receive an allocation of product from the vendor. There can be no assurance that vendors will be able to maintain an adequate supply of products to fulfill all of our customers' orders on a timely basis. If we are unable to enter into and maintain satisfactory distribution arrangements with leading vendors and an adequate supply of products, we may be late in shipping products, causing our customers to purchase products from our competitors which could adversely affect our net sales, operating results and customer relationships.

OUR FINANCIAL OBLIGATIONS MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS.

           The agreements governing our revolving lines of credit and our 9% senior subordinated notes contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that limit our ability to operate our business. If we do not comply with the covenants contained in the agreements governing our revolving lines of credit and our 9% senior subordinated notes, our lenders may demand immediate repayment of amounts outstanding. Our ability to comply with our debt obligations will depend upon our future operating performance, which may be affected by prevailing economic conditions and financial, business and other factors described herein and in our other SEC filings, many of which are beyond our control. If we are unable to meet our debt obligations, we may be forced to adopt one of more strategies such as reducing or delaying capital expenditures or otherwise slowing our growth strategies, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We do not know whether any of these actions could be effected on satisfactory terms, if at all. Any equity financing may be on terms that are dilutive or potentially dilutive. If we are unable to successfully manage our debt burden, our financial condition would suffer considerably. Changes in interest rates may have a significant effect on our operating results. Furthermore, we are dependent on credit from our manufacturers to fund our inventory purchases. If our debt burden increases to high levels, our manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW.

           In March 2004, we issued our 3.75% convertible subordinated notes, resulting in net proceeds to the Company of $106,300,000. We intend to use all of the net proceeds of the offering to repay a portion of amounts outstanding under our revolving lines of credit and our 9% senior subordinated notes. As a result of the issuance of the notes, our leverage and debt service obligations may increase. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

           Our substantial leverage could have significant negative consequences, including:

           - increasing our vulnerability to general adverse economic and industry conditions;

           -    increasing our exposure to fluctuating interest rates;

           - restricting our credit with our manufacturers which would limit our ability to purchase inventory;

           -    limiting our ability to obtain additional financing;

           - requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

           - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

           - placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

           We are not restricted under the indenture governing the notes from incurring additional debt in the future. As a result of using the net proceeds to pay down amounts outstanding on our revolving lines of credit, we may also incur substantial additional debt under the facilities. If new debt is added to our current levels, our leverage and debt service obligations would increase and the related risks described above could intensify.

IF WE DO NOT REDUCE AND CONTROL OUR OPERATING EXPENSES, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.

           Our strategy involves, to a substantial degree, increasing revenues while at the same time reducing and controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs. These activities have included significant personnel reductions, reduction or elimination of non-personnel expenses and realigning and streamlining operations and consolidating business lines. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Moreover, our cost reduction efforts may adversely affect the effectiveness of our financial and operational controls, our ability to distribute our products in required volumes to meet customer demand and may result in disruptions that affect our products and customer service.

OUR ABILITY TO OPERATE EFFECTIVELY COULD BE IMPAIRED IF WE WERE TO LOSE THE SERVICES OF KEY PERSONNEL, OR IF WE ARE UNABLE TO RECRUIT QUALIFIED MANAGERS AND KEY PERSONNEL IN THE FUTURE.

           Our success largely depends on the continued service of our management team and key personnel. If one or more of these individuals, particularly W. Donald Bell, our Chairman, Chief Executive Officer and President, were to resign or otherwise terminate their employment with us, we could experience a loss of sales and vendor relationships and diversion of management resources. Competition for skilled employees is intense and there can be no assurance that we will be able to recruit and retain such personnel. If we are unable to retain our existing managers and employees or hire and integrate new management and employees, we could suffer material adverse effects on our business, operating results and financial condition.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS WHICH MAY HURT OUR
PROFITABILITY.

           Our international revenues represented 59% of our revenues in 2003, and 56% of our revenues in 2002. We believe that international sales will represent a substantial and increasing portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

      -    Fluctuations in currency exchange rates;

      -    political and economic instability;

      -    longer payment cycles and unpredictable sales cycles;

      -    difficulty in staffing and managing foreign operations;

      - import and export license requirements, tariffs, taxes and other trade barriers; and

      - the burden of complying with a wide variety of foreign laws, treaties and technical standards and changes in those regulations.

           The majority of our revenues and expenditures in our foreign subsidiaries are transacted in the local currency of the country where the subsidiary operates. For each of our foreign subsidiaries, the local currency is also the functional currency. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. To the extent our revenues and expenses are denominated in currencies other than U.S. dollars, gains and losses on the conversion to U.S. dollars may contribute to fluctuations in our operating results. In addition, we have experienced foreign currency remeasurement gains and losses because a significant amount of our foreign subsidiaries' remeasurable net assets and liabilities are denominated in U.S. dollars rather than the subsidiaries' functional currency. As we continue to expand globally and the amount of our foreign subsidiaries' U.S. dollar or non-functional currency denominated, remeasurable net asset or liability position increases, our potential for fluctuations in foreign currency remeasurement gains and losses will increase. We have in the past, and expect in the future, to enter into hedging arrangements and enter into local currency borrowing facilities to reduce this exposure, but these arrangements may not be adequate.

OUR INABILITY TO EFFECTIVELY MANAGE OUR ACCOUNTS RECEIVABLE COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

           A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant percentage of our accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. If the current economic downturn becomes more pronounced or lasts longer than currently expected, it could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing. Further, our revolving lines of credit enable us to borrow funds for operations based on our levels of accounts receivable and inventory and the agreement governing our senior subordinated notes restricts the amount of additional debt we can incur based on our levels of accounts receivable and inventory. If our accounts receivable and inventories are not at adequate levels, we may face liquidity problems in operating our business.

IF WE ARE UNABLE TO EFFECTIVELY COMPETE IN OUR INDUSTRY, OUR OPERATING RESULTS MAY SUFFER.

           The markets in which we compete are intensely competitive. As a result, we will face a variety of significant challenges, including rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Our competitors continue to offer products with improved price and performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business. We cannot be certain that we will be able to compete successfully in the future.

           We compete for customer relationships with numerous local, regional, national and international distributors. We also compete for customer relationships with manufacturers, including some of our manufacturers and customers. We believe our most significant competition for customers seeking both products and services arises from Arrow Electronics, Avnet and European value-added distributors including IN Technology, Magirus and ECT Best'Ware. We believe our most significant competition for customers seeking only products arises from Ingram Micro, Tech Data and Synnex. We also compete with regionalized distributors in North America, Europe and Latin America who use their localized knowledge and expertise as a competitive advantage. Competition for customers is based on product line breadth, depth and availability, competitive pricing, customer service, technical expertise, value-added services and e-commerce capabilities. While we believe we compete favorably with respect to these factors, some of our competitors have superior brand recognition and greater financial resources than we do. If we are unable to successfully compete, our operating results may suffer.

           We also compete with other distributors for relationships with manufacturers. In recent years, a growing number of manufacturers have begun consolidating the number of distributors they use. This consolidation will likely result in fewer manufacturers in our industry. As a result of this consolidation we may lose existing relationships with manufacturers. In addition, manufacturers have established and may continue to establish cooperative relationships with other manufacturers and data storage solution providers. These cooperative relationships may enable manufacturers to offer comprehensive solutions that compete with those we offer and the manufacturers may have greater resources to devote to internal sales and marketing efforts. If we are unable to maintain our existing relationships with manufacturers and establish new relationships, it could harm our competitive position and adversely affect our operating results.

IF WE ARE UNABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY SUFFER.

           Many of the products we sell are used in the manufacture or configuration of a wide variety of electronic products. These products are characterized by rapid technological change, short product life cycles and intense competition and pricing pressures. Our continued success depends upon our ability to continue to identify new vendors and product lines that achieve market acceptance, emerging technologies, develop technological expertise in these technologies and continually develop and maintain relationships with industry leaders. If we are unsuccessful in our efforts, our results of operations and financial condition may suffer.

FAILURE TO IDENTIFY ACQUISITION OPPORTUNITIES AND INTEGRATE ACQUIRED BUSINESSES INTO OUR OPERATIONS SUCCESSFULLY COULD REDUCE OUR REVENUES AND PROFITS AND MAY LIMIT OUR GROWTH.

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

           The process of integrating new businesses into our operations, including our recently completed acquisitions, poses numerous risks, including:

      - an inability to assimilate acquired operations, information systems, and internal control systems and products;

      -    diversion of management's attention;

      - difficulties and uncertainties in transitioning the business relationships from the acquired entity to us; and

      -    the loss of key employees of acquired companies.

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

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS MAY SUFFER.

           Our growth since our initial public offering in 1993 has placed, and continues to place, a significant strain on our management, financial, operational, technical, sales and administrative resources. We intend to continue to grow by increasing our sales efforts and completing strategic acquisitions. To effectively manage our growth, we must, among other things:

      - engage, train and manage a larger sales force and additional service personnel;

      - expand the geographic coverage of our sales force; o expand our information systems;

      - identify and successfully integrate acquired businesses into our operations; and

      -    enforce appropriate financial and administrative control procedures.

           Any failure to effectively manage our growth may cause our business to suffer and our stock price to decline.

ITEM 2. PROPERTIES

           In the Americas, we maintain 46 sales offices in a variety of locations, including the U.S., Canada, Argentina, Brazil, Chile and Mexico. In Europe, we maintain sales offices in Austria, Belgium, England, France, Germany, Italy, the Netherlands and Sweden. In addition to our sales offices, we operate six integration and service facilities and 11 warehouses. We currently operate four significant management and distribution centers. Our corporate headquarters is located in San Jose, California, where we currently lease office space and distribution facilities with approximately 160,000 square feet of space. The leases expire in 2007. In Chessington, England, we acquired a facility with approximately 102,000 square feet that serves as our center for directing and managing our operations in the United Kingdom and Europe. Our European distribution center is located in Birmingham, England where we lease a warehouse facility with approximately 130,000 square feet of space. This lease expires in 2019. In Miami, Florida, we currently lease a facility with approximately 65,000 square feet that serves as our center for directing and managing our business in Latin America. The lease expires in 2005, with two 5-year options to extend. In Montgomery, Alabama, we currently lease a facility with approximately 53,000 square feet that serves as our corporate technology and data center and our primary customer call center. The lease on this facility expires in October 2007. We believe that our existing facilities are adequate for our current operational needs.

ITEM 3. LEGAL PROCEEDINGS

           The Company and/or its subsidiaries are parties to various other legal proceedings arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow or overall results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

           The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BELM." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq.


                                                    HIGH        LOW
                                                   -------     ------
2002
    First quarter...............................   $ 15.79     $ 9.79
    Second quarter..............................     12.90       6.70
    Third quarter...............................      8.00       3.25
    Fourth quarter .............................      8.70       3.61
2003

    First quarter...............................   $  7.64     $ 5.03
    Second quarter..............................      5.75       3.56
    Third quarter...............................      7.85       4.16
    Fourth quarter .............................      9.88       6.70
2004

    First quarter (through March 5, 2004).......   $ 10.50     $ 8.07


           On March 5, 2004, the last sale price of the Common Stock as reported by Nasdaq was $8.24 per share.

           As of March 5, 2004, there were approximately 388 holders of record of the Common Stock (not including shares held in street name).

           To date, the Company has paid no cash dividends to its shareholders. The Company has no plans to pay cash dividends in the near future. The Company's line of credit agreement prohibits the Company's payment of dividends or other distributions on any of its shares except dividends payable in the Company's capital stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

           The selected consolidated operations data for 2003, 2002 and 2001 and consolidated balance sheet data as of December 31, 2003 and 2002 set forth below have been derived from our consolidated financial statements and are qualified by reference to the consolidated financial statements included herein audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated operations data for 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.


                                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


STATEMENT OF OPERATIONS DATA:                            2003(1)        2002         2001(2)         2000(3)        1999(4)
                                                      ------------  ------------  -------------   -------------   ------------
Net sales                                             $  2,230,287  $  2,104,922  $   2,007,102   $   1,804,102   $  1,058,275
Cost of sales                                            2,062,194     1,926,366      1,854,294       1,638,802        967,491
                                                      ------------  ------------  -------------   -------------   ------------
Gross profit                                               168,093       178,556        152,808         165,300         90,784
Selling, general and administrative expenses               155,710       165,624        157,910         121,088         69,507
Restructuring and special charges                            1,383         5,688          8,894              --             --
                                                      ------------  ------------  -------------   -------------   ------------
Total operating expenses                                   157,093       171,312        166,804         121,088         69,507
Income (loss) from operations                               11,000         7,244        (13,996)         44,212         21,277
Interest expense and other income                           16,143        16,910         20,362          14,495          5,766
                                                      ------------  ------------  -------------   -------------   ------------
Income (loss) from operations before taxes                  (5,143)       (9,666)       (34,358)         29,717         15,511
Provision for (benefit from) income taxes                     (669)       (2,612)       (12,251)         12,480          6,581
                                                      ------------  ------------  -------------   -------------   ------------
Income (loss) from operations                               (4,474)       (7,054)       (22,107)         17,237          8,930
Income (loss) from discontinued operations, net of
     of income taxes                                            --            --             --              --         (2,946)
Gain on sale of contract manufacturing segment                  --            --             --              --          1,054
                                                      ------------  ------------  -------------   -------------   ------------
Net income (loss)                                     $     (4,474) $     (7,054) $     (22,107)  $      17,237   $      7,038
                                                      ============  ============  =============   =============   ============
Basic earnings (loss) per shares (5)
   Basic
    Continuing operations                             $      (0.20) $      (0.37) $       (1.34)  $        1.17   $       0.66
    Discontinued operations                                     --            --             --              --          (0.14)
                                                      ------------  ------------  -------------   -------------   ------------
Total                                                 $      (0.20) $      (0.37) $       (1.34)  $        1.17   $       0.52
                                                      ============  ============  =============   =============   ============
Diluted earnings (loss) per share (5)
   Diluted

    Continuing operations                             $      (0.20) $      (0.37) $       (1.34)  $        1.05   $       0.65
    Discontinued operations                                     --            --             --              --          (0.14)
                                                      ------------  ------------  -------------   -------------   ------------
Total                                                 $      (0.20) $      (0.37) $       (1.34)  $        1.05   $       0.51
                                                      ============  ============  =============   =============   ============
Shares used in per share calculation
    Basic                                                   22,324        19,201         16,495          14,673         13,563
                                                      ============  ============  =============   =============   ============
    Diluted                                                 22,324        19,201         16,495          16,415         13,685
                                                      ============  ============  =============   =============   ============

                                                                                   AS OF DECEMBER 31,
                                                      ------------------------------------------------------------------------
BALANCE SHEET DATA:                                     2003(1)         2002           2001(2)       2000(3)        1999(4)
                                                      ------------  ------------  -------------   -----------     ------------
Working capital                                       $    283,634  $    206,786  $     183,964   $     136,810   $   182,626
Total assets                                               712,999       614,191        643,687         661,207       360,351
Total long-term debt                                       207,827       179,237        176,441         106,871       110,638
Total shareholders' equity                                 193,410       145,849        125,769         129,532        96,273

(1) 2003 Statement of Operations data and Balance Sheet data include the results of operations of EBM Mayorista S.A. de C.V. since acquisition on October 15, 2003. See Note 4 of Notes to Consolidated Financial Statements.

(2) 2001 Statement of Operations data and Balance Sheet data include the results of operations of Touch The Progress Group BV since acquisition on May 22, 2001, Forefront Graphics on May 24, 2001 and Total Tec Systems, Inc. on November 13, 2001. See Note 4 of Notes to Consolidated Financial Statements.

(3) 2000 Statement of Operations data and Balance Sheet data include the results of operations of Rorke Data, Inc. since acquisition on May 15, 2000 and Ideal Hardware Limited on August 3, 2000. See Note 4 of Notes to Consolidated Financial Statements.

(4) 1999 Statement of Operations data and Balance Sheet data include the results of operations of Future Tech, Inc. from the date of acquisition on July 21, 1999.

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

           Due to the severity and length of the downturn in the electronic component and computer product industry and in the global economy as a whole, the Company has recorded charges in recent years that are discussed more fully in "Restructuring and Other Charges" in this MD&A. These charges have had a significant impact on the Company's results of operations in each of the years presented in this Report as discussed further below.

           In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the Company also discloses pro forma or non-GAAP measures that may exclude certain items. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Management believes the pro forma measures also help indicate underlying trends in the business. Management also uses pro forma information to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a pro forma or non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

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

           The Securities and Exchange Commission defines critical accounting polices as those that are, in management's view, most important to the portrayal of the Company's financial condition and results of operations and those that require significant judgments and estimates. Management believes the Company's most critical accounting policies relate to:

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

           We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 31, 2003 the allowance for doubtful accounts was $17.6 million and at December 31, 2002 it was $19.3 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In 2003, our bad debt expense was $7.6 million compared to $11.4 million in 2002. In addition, included in 2002 restructuring and special charges were $1.7 million of charges recorded in the second quarter that related to a rapid deterioration in the financial condition of certain customers in Latin America resulting in their inability to make payments. In the third quarter of 2001, the Company also recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the Argentinean peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

Valuation of Inventory

           Inventories are recorded at the lower of cost (first in--first out) or estimated market value. The Company's inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets whereby such inventories may be subject to early technological obsolescence. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. In the first quarter of 2003, we recorded inventory charges of $1.5 million and during the second and third quarters of 2001 we recorded $17.8 million of charges related to excess inventory on hand. These additional write-downs resulted from market conditions, changes to certain vendor relationships and the decision to discontinue certain product lines. These charges were included in the Statement of Operations within the caption "Cost of Sales." We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company's contractual provisions with its suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

Valuation of Goodwill and Intangible Assets

           At December 31, 2003, goodwill amounted to $60.2 million and identifiable intangible assets amounted to $6.5 million.

           We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our Company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We then compare the resulting fair value to our respective net book value, including goodwill. If the net book value of our Company exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of our goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We completed the required annual impairment test, which resulted in no impairment for fiscal year 2003. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

           Net sales were $2,230.3 million for the year ended December 31, 2003, which represented an increase of $125.4 million, or 6% over 2002. Solutions sales increased by $145.3 million, primarily due to increased demand across all geographies, particularly in the European market. Sales of components and peripherals decreased by $19.9 million primarily due to pricing pressures in the industry and the Company's decision to discontinue certain non-strategic product lines, as discussed below.

           The Company's gross profit for 2003 was $168.1 million, a decrease of $10.5 million, or 6% from 2002. In 2003, both gross margins and gross profit dollars were negatively impacted by worldwide competitive pricing pressures and a shift in product mix resulting from rapid growth of certain products that carry lower than average gross margins. The Company also recorded an inventory charge of $1.5 million taken in the first quarter of 2003 related to the impact of unfavorable market conditions and the Company's decision to reposition its product offerings and discontinue certain non-strategic product lines, as discussed below. Gross margin was 7.5% in 2003, compared to 8.5% in 2002.

           Selling, general and administrative expenses decreased to $155.7 million in 2003 from $165.6 million in 2002, a decrease of $9.9 million, or 6%. As a percentage of sales, selling, general and administrative expenses decreased to 7.0% compared to 7.9% in 2002. The decrease in expenses was attributable to the profit improvement actions undertaken by the Company in the second half of 2002.

           Interest expense and other income decreased in 2003 to $16.1 million from $16.9 million in 2002, a decrease of $800,000, or 5%. The decrease in interest expense and other income was primarily due to overall decreased bank borrowings during 2003 for worldwide working capital purposes and decreased interest rates. The average interest rate in 2003 was 6.8% versus 7.0% in 2002.

           In 2003, the Company recorded a tax benefit at a rate of 13% on the loss before taxes compared to the 2002 tax benefit rate of 27% on losses before taxes. The lower tax benefit rate for 2003 was primarily related to deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Plan

           In the first quarter of 2003, the Company continued to implement profit improvement and cost reduction measures, and recorded restructuring costs of $1.4 million. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales, and expects annual savings of approximately $8 million. Expected savings related to vacated facilities is not material. Future savings expected from restructuring related cost reductions will be reflected as a decrease in `Selling, General and Administrative expenses' on the Statement of Operations. The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

           In the second and third quarters of 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $5.7 million. These costs consisted primarily of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and costs of $583,000 related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. These special charges also included provisions for certain Latin American receivables of $1.7 million, and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominately in sales and marketing functions and eliminated two executive management positions in the U.S. Future expected costs reductions will be reflected in the Statement of Operations line item `Selling, General and Administrative expenses.'

           Outstanding liabilities related to these charges are summarized as follows (in thousands):

                                         Balance at             Restructuring
                                        Beginning of             and Special             Cash          Balance at End
Year Ended December 31,                    Period                  Charges             Payments          of Period
                                      ----------------        ------------------     ------------     -----------------
2001
Severance costs                            $    -                  $2,199               $2,143              $   56
Lease costs                                     -                     238                  139                  99
                                           ------                  ------               ------              ------
Total                                           -                   2,437                2,282                 155

2002
Severance costs                                56                   1,167                  678                 545
Lease costs                                    99                   2,515                  535               2,079
Other facility closure costs                    -                     306                  306                   -
                                           ------                  ------               ------              ------
Total                                         155                   3,988                1,519               2,624

2003
Severance costs                               545                   1,327                1,638                 234
Lease costs                                 2,079                      56                  808               1,327
                                           ------                  ------               ------              ------
Total                                      $2,624                  $1,383               $2,446              $1,561
                                           ======                  ======               ======              ======

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

           Net sales were $2,104.9 million for the year ended December 31, 2002, which represented an increase of $97.8 million, or 5% over 2001. Solutions sales increased by $213.1 million primarily due to growth in the European market and expansion of the customer base related to the acquisitions of Total Tec Systems, Inc. ("Total Tec") in November 2001 and Touch The Progress Group BV ("TTPG") in May 2001. Sales of components and peripherals decreased by $115.3 million primarily due to the economic downturn in the Americas and overall decrease in average selling prices as a result of excess supply.

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

           In 2002 the Company recorded a tax benefit at a rate of 27.0% on the loss before taxes compared to the 2001 tax benefit rate of 35.6% on losses before taxes. The lower tax benefit rate for 2002 was primarily related to deferred tax allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Plan

           In the second and third quarters of 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $5.7 million. These costs consisted primarily of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and costs of $583,000 related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. These special charges also included provisions for certain Latin American receivables of $1.7 million, and severance and benefits of $1.1 million related to worldwide involuntary terminations.
The Company terminated 78 employees, predominately in sales and marketing functions and eliminated two executive management positions in the U.S. Future expected costs reductions will be reflected in the Statement of Operations line item `Selling, General and Administrative expenses.'

           In the second and third quarters of 2001, the Company accrued restructuring costs of $4.8 million. These costs consisted primarily of the abandonment of certain inventory related computer software that had a carrying value of $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities. The Company terminated 267 employees worldwide, predominantly in overhead support functions. The Company expected annual employee expense reductions of approximately $10 million, depreciation expense reduction of $550,000, and cost reductions related to excess facilities of approximately $800,000. Cost reductions have been realized as expected and have been reflected in the Statement of Operations line item `Selling, General and Administrative expenses.' Overall, these cost reductions have been offset by increases in selling, general and administrative costs related to the acquisitions of Total Tec and TTPG and other costs related to expansion of geographic sales coverage in Europe, expansion of the Company's storage systems infrastructure and expansion of the Company's Corporate Technology Center.

           Additionally in the third quarter of 2001, the Company recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the Argentinean peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

           In the second and third quarters of 2001, the Company also recorded a provision for inventory of $17.8 million related to additional excess inventory. The additional provision largely resulted from the decision to discontinue certain product lines and the impact of current market conditions. The excess inventory charge is included within the Statement of Operations under the caption `Cost of Sales.'

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

         On March 5, 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024. The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes are convertible into the Company's common stock under certain circumstances at a conversion rate of 91.2596 shares per $1,000 principal amount of notes, subject to adjustment, which is equivalent to a conversion price of approximately $10.96 per share. This represents a 32.5% premium over Bell Microproducts closing price of its common stock on the Nasdaq National Market on March 1, 2004 of $8.27 per share.

         The Company may redeem some or all of the notes under certain circumstances on or after March 5, 2009 and prior to March 5, 2011, and at any time thereafter without such circumstances, at 100% of the principal amount, plus accrued but unpaid interest up to, but excluding, the redemption date. The Company may be required to purchase some or all of the notes on March 5, 2011, March 5, 2014 or March 5, 2019 or in the event of a change in control at 100% of the principal amount, plus accrued but unpaid interest up to, but excluding, the purchase date.

         Proceeds from the offering will be used to repay amounts outstanding under its working capital facilities with Wachovia Bank, N.A. and Bank of America, National Association and its senior subordinated notes held by The Retirement Systems of Alabama.

         The company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales and its effectiveness at controlling and reducing its costs.

           The net amount of cash provided by financing activities was $43.9 million in 2003, which was primarily the result of proceeds from the issuance of common stock. The net amount of cash used in operating activities in 2003 was $41.9 million. Net cash used in investing activities in 2003 was $9.3 million, which was primarily related to the acquisitions of EBM Mayorista and other property and equipment.

           The Company's accounts receivable increased to $309.9 million at December 31, 2003, from $277.3 million at December 31, 2002. Increases to accounts receivable resulting from increased sales were offset by the Company's reduction in its days sales outstanding to 44 at December 31, 2003, from 47 days at December 31, 2002. The Company's inventories increased to $257.0 million at December 31, 2003, from $182.8 million at December 31, 2002. This increase was primarily due to the Company's need to support anticipated sales growth. The Company's accounts payable increased to $250.5 million in 2003 from $211.9 million in 2002 as a result of a change in the timing of inventory purchases and receipts.

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

           On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with Wachovia Bank, N.A. ("Wachovia facility"), (First Union Bank, as the original lender). The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The Wachovia facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the year ended December 31, 2003, was 3.9%, and the balance outstanding at December 31, 2003 was $68.0 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. On October 9, 2003, the Company entered into a Second Amendment and Waiver, to effectively enable the Company to complete the acquisition of EMB Mayorista, in Mexico. The Company was in compliance with its bank covenants at December 31, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

           On December 2, 2002, as amended in November 2003, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $130 million at December 31, 2003, through December 2005. The Bank of America facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the year ended December 31, 2003 was 6.2%, and the balance outstanding at December 31, 2003 was $59.4 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at December 31, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition, results of operations and cash flows would be materially adversely affected.


           On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition, results of operations and cash flows would be materially adversely affected. The balance outstanding at December 31, 2003 on this long-term debt was $79.0 million, $10.5 million is payable in 2004, $7.0 million is payable in each of the years 2005 and 2006 and $54.5 million thereafter.

           The Company has an agreement with IFN Finance BV to provide up to $7.5 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days notice. Loan balances outstanding were $3.0 million at December 31, 2003.

           On October 15, 2003, the Company acquired EBM Mayorista ("EBM") for approximately $5.9 million in cash. The acquisition was funded through borrowings under the Company's revolving line of credit and newly issued shares of common stock.

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

           On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $10.7 million, as converted at December 31, 2003. The new mortgage agreement fully re-paid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, and has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $268,000 U.S. dollars, plus interest. The principal amount due each year is approximately $1,072,000. The balance of the mortgage as converted to U.S. dollars at December 31, 2003 was $10.2 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis. The Company was in compliance with its covenants at December 31, 2003; however there can be no assurance that the Company will be in compliance with its covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

           The following table describes the Company's commitments to settle contractual obligations in cash as of December 31, 2003 (in thousands):

                                                     Payments Due By Period
                                      ---------------------------------------------------
                                       Up to       2-3       4-5       After 5
Contractual Obligations               1 Year      Years     Years       Years      Total
-----------------------              --------   --------   ---------  ---------  --------
Notes Payable (1)                    $ 11,839   $ 16,143   $ 31,143   $ 30,054   $ 89,180
Capital leases                            240        303          7         --        550
                                     --------   --------   --------   --------   --------
Subtotal debt obligations              12,079     16,446     31,150     30,054     89,730
Operating leases                        7,252     11,340      5,887     13,415     37,894
                                     --------   --------   --------   --------   --------
Total contractual cash obligations   $ 19,331   $ 27,786   $ 37,037   $ 43,469   $127,624
                                     ========   ========   ========   ========   ========

           (1) Notes payable primarily consist of the RSA facility and the mortgage with Bank of Scotland.

           Other contractual obligations of the Company include a $160 million revolving line of credit with Wachovia Bank, N.A., scheduled to mature May 31, 2005, a $130 million borrowing facility with Bank of America, scheduled to mature December 2, 2005 and a $7.5 million borrowing facility with IFN Finance BV, which continues until terminated by either party. Amounts outstanding at December 31, 2003 under these facilities were $68.0 million, $59.4 million and $3.0 million, respectively.

           The Company incurred net losses in 2003, 2002 and 2001. The 2003 loss is related to declining product gross margins, certain restructuring initiatives including the reduction of headcount and the discontinuation of certain product lines. The 2002 loss is related to certain restructuring initiatives including the reduction of headcount and the abandonment of facilities and the increase in "Selling, General, and Administrative Expenses." The 2001 loss is related to declining product gross margins, discontinuation of certain product lines, abandonment of certain computer software, and additional bad debt provision offset by revenue increases. These increases were primarily the result of the Company's acquisition strategy in 2000 and 2001.

           The Company anticipates that its existing cash and its ability to borrow under its line of credits will be sufficient to meet the Company's anticipated cash needs for operation and capital requirements through December 31, 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

           On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The initial impact of adopting SFAS No. 144 was not material to the Company's consolidated financial statements.

           On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"), which nullifies Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board's ("FASB's") conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's results of operations, financial position or cash flows, although it has impacted the timing of recognition of costs associated with restructuring activities.

           In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on the Company's results of operations, financial position or cash flows for the year ended December 31, 2003. The Company has included the disclosures required by FIN 45 in the notes to these consolidated financial statements.

           In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN 46R was only slightly modified from that contained in FIN 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity's activities. A variable interest entity would be required to be consolidated if certain conditions were met. The adoption of the statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

           On January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation

-- Transition and Disclosure -- an amendment of SFAS No. 123" ("SFAS No.
148"). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to the Company's consolidated financial position, results of operations or cash flows as the adoption of this standard involved disclosures only.

           In April 2003, the FASB issued SFAS No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of the Statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended December 31, 2003.


           In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The adoption of the Statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

           In May 2003, the FASB issue SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the Statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the year ended December 31, 2003, average borrowings outstanding on the variable rate credit facility with Wachovia Bank were $67 million and average borrowings with Bank of America, N.A. was $61 million. Wachovia and Bank of America have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.3 million.

           A substantial part of the Company's revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency gain of $768,000 during the year ended December 31, 2003. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. To the extent the Company is unable to manage these risks, the Company's results, financial position and cash flows could be materially adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Index to Consolidated Financial Statements                                            Form 10-K
                                                                                                          Page Number
                     Report of Independent Auditors                                                            31

                     Consolidated Balance Sheets at December 31, 2003
                       and 2002                                                                                32

                     Consolidated Statements of Operations for the years
                       ended December 31, 2003, 2002 and 2001                                                  33

                     Consolidated Statements of Shareholders' Equity for the years
                       ended December 31, 2003, 2002 and 2001                                                  34

                     Consolidated Statements of Cash Flows for the years ended
                       December 31, 2003, 2002 and 2001                                                        35

                     Notes to Consolidated Financial Statements                                                36

                     Financial Statement Schedules:

                     Consolidated Financial Statement Schedule II
                       -    Valuation and Qualifying Accounts and Reserves                                     61

                     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Bell Microproducts Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Microproducts Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and Note 3 to the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

PricewaterhouseCoopers LLP
San Jose, California
February 17, 2004, except for Note 15, as to which the date is March 5, 2004

                             BELL MICROPRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                December 31,
                                                                          -----------------------
                                                                              2003        2002
                                                                          ----------   ----------
ASSETS
Current assets:
      Cash                                                                $    4,904   $   12,025
      Accounts receivable, net                                               309,905      277,305
      Inventories                                                            256,992      182,775
      Prepaid expenses and other current assets                               23,595       23,786
                                                                          ----------   ----------
                Total current assets                                         595,396      495,891

Property and equipment, net                                                   43,545       50,761
Goodwill                                                                      60,236       53,803
Intangibles                                                                    6,544        6,006
Deferred debt issuance costs and other assets                                  7,278        7,730
                                                                          ----------   ----------
      Total assets                                                        $  712,999    $ 614,191
                                                                          ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $  250,494   $  211,881
      Borrowings under lines of credit                                         3,009        7,919
      Short-term note payable and current portion of long-term notes
         payable                                                              11,848       23,458
      Other accrued liabilities                                               46,411       45,847
                                                                          ----------   ----------
                Total current liabilities                                    311,762      289,105

Borrowings under lines of credit                                             127,416      100,555
Long-term notes payable                                                       77,608       75,500
Other long-term liabilities                                                    2,803        3,182
                                                                          ----------   ----------
      Total liabilities                                                      519,589      468,342
                                                                          ----------   ----------

Commitments and contingencies (Note 11)

Shareholders' equity:
      Preferred Stock, $0.01 par value, 10,000 shares authorized;
         none issued and outstanding                                              --           --
      Common Stock, $0.01 par value, 40,000 shares authorized; 26,907
         and 20,127 shares issued and outstanding                            157,251      115,888
      Retained earnings                                                       20,837       25,311
      Accumulated other comprehensive income                                  15,322        4,650
                                                                          ----------   ----------
                Total shareholders' equity                                   193,410      145,849
                                                                          ----------   ----------
      Total liabilities and shareholders' equity                          $  712,999   $  614,191
                                                                          ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BELL MICROPRODUCTS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Year Ended December 31,
                                                   -----------------------------------------
                                                        2003         2002            2001
                                                   -------------  ------------  ------------
Net sales                                          $   2,230,287  $  2,104,922  $  2,007,102
Cost of sales                                          2,062,194     1,926,366     1,854,294
                                                   -------------  ------------  ------------
Gross profit                                             168,093       178,556       152,808
Selling, general and administrative expenses             155,710       165,624       157,910
Restructuring and special charges                          1,383         5,688         8,894
                                                   -------------  ------------  ------------

Total operating expenses                                 157,093       171,312       166,804
Operating income (loss)                                   11,000         7,244       (13,996)
Interest expense and other income                         16,143        16,910        20,362
                                                   -------------  ------------  ------------
Loss from operations before income taxes                  (5,143)       (9,666)      (34,358)
Benefit from income taxes                                   (669)       (2,612)      (12,251)
                                                   -------------  ------------  ------------
Net loss                                           $      (4,474) $     (7,054) $    (22,107)
                                                   =============  ============  ============
Loss per share
        Basic                                      $       (0.20) $      (0.37) $      (1.34)
                                                   =============  ============  ============
        Diluted                                    $       (0.20) $      (0.37) $      (1.34)
                                                   =============  ============  ============

Shares used in per share calculation
        Basic                                             22,324        19,201        16,495
                                                   =============  ============  ============
        Diluted                                           22,324        19,201        16,495
                                                   =============  ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      Common Stock                                    Other
                                                ----------------------    Deferred    Retained    Comprehensive
                                                  Shares      Amount    Compensation  Earnings      Income        Total
                                                ---------    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2000                       15,793    $  75,154          --    $  54,472    $     (94)   $ 129,532

Foreign currency translation                           --           --          --           --       (1,055)      (1,055)
Net loss                                               --           --          --      (22,107)          --      (22,107)
                                                                                                                ---------
Total comprehensive loss                                                                                          (23,162)
Exercise of stock options, including related
   tax benefit of $1,270                              446        3,947          --           --           --        3,947
Issuance of Common Stock under Stock Purchase
   Plan                                               319        2,175          --           --           --        2,175

Issuance of Common Stock for
business acquisitions (Note 4)                      1,020       13,277          --           --           --       13,277
                                                ---------    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2001                       17,578       94,553          --       32,365       (1,149)     125,769

Foreign currency translation                           --           --          --           --        5,799        5,799
Net loss                                               --           --          --       (7,054)          --       (7,054)
                                                                                                                ---------
Total comprehensive loss                                                                                           (1,255)
Issuance of Common Stock in private placement
                                                    1,500       12,642          --           --           --       12,642
Issuance of stock warrants in private
        placement                                      --        3,858          --           --           --        3,858
Exercise of stock options, including related
   tax benefit of $ 581                               301        2,421          --           --           --        2,421
Issuance of Common Stock under Stock Purchase
   Plan                                               399        2,318          --           --           --        2,318
Issuance of Common Stock for
      business acquisitions (Note 4)                  349           --          --           --           --           --
Issuance of restricted stock                           --           --       1,330           --           --        1,330
Deferred compensation                                  --           --      (1,234)          --           --       (1,234)
                                                ---------    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2002                       20,127      115,792          96       25,311        4,650      145,849

Issuance of Common Stock in secondary public
   offering, net of issuance costs of $ 990
                                                    5,750       34,947                                             34,947
Foreign currency translation                           --           --          --           --       10,672       10,672
Net loss                                               --           --          --       (4,474)          --       (4,474)
                                                                                                                ---------
Total comprehensive income                                                                                          6,198
Exercise of stock options, including related
   tax benefit of $ 156                               604        3,720          --           --           --        3,720
Issuance of Common Stock under Stock Purchase
   Plan                                               426        1,545          --           --           --        1,545
Issuance of restricted stock                           --        4,037          --           --           --        4,037
Deferred compensation                                  --           --      (2,886)          --           --       (2,886)
                                                ---------    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2003                       26,907    $ 156,004   $   1,247    $  20,837    $  15,322    $ 193,410
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

                             BELL MICROPRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (INCREASE (DECREASE) IN CASH, IN THOUSANDS)

                                                                     --------------------------------
                                                                            Year Ended December 31,
                                                                     --------------------------------
                                                                        2003       2002        2001
                                                                     --------    --------    --------
Cash flows from operating activities:

       Net loss                                                      $ (4,474)   $ (7,054)   $(22,107)
       Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                   12,246      10,803      11,658
       Provision for doubtful accounts                                  7,569      11,357      11,569
       Loss on disposal of property, equipment and other                  197       1,337       2,503
       Deferred income taxes                                           (1,111)       (235)     (3,976)
       Tax benefit from stock options                                     156         581       1,270
       Changes in assets and liabilities:
              Accounts receivable                                     (16,415)     32,391       8,375
              Inventories                                             (56,218)     21,210      66,324
              Prepaid expenses                                          3,756         117     (11,298)
              Other assets                                                478         (99)      1,133
              Accounts payable                                         24,486     (34,617)    (17,234)
              Other accrued liabilities                               (12,605)     (9,418)     (7,614)
                                                                     --------    --------    --------
       Net cash (used in) provided by operating activities            (41,935)     26,373      40,603

Cash flows from investing activities:
       Acquisition of property, equipment and other                    (3,528)    (11,143)    (16,380)
       Proceeds from sale of property, equipment and other                 53       1,794          --
       Acquisitions of businesses (Note 4)                             (5,867)         --     (13,807)
                                                                     --------    --------    --------
Net cash used in investing activities                                  (9,342)     (9,349)    (30,187)
Cash flows from financing activities:
       Net borrowings (repayments) under line of credit agreements     14,896     (22,592)     61,404
       Repayments of long-term notes payable to RSA                    (7,000)     (7,000)     (7,000)
       Repayments of short-term notes payable to RSA                       --          --     (80,000)
       Borrowings of notes and leases payable                          10,715       9,545       3,358
       Repayment of notes and leases payable                          (14,773)     (8,081)     (2,214)
       Proceeds from issuance of Common Stock and warrants             40,056      20,658       4,852
                                                                     --------    --------    --------
Net cash provided by (used in) financing activities                    43,894      (7,470)    (19,600)
Cash acquired upon acquisitions of businesses                              --          --       3,014
Effect of exchange rate changes on cash                                   262       1,163          13
                                                                     --------    --------    --------
Net increase (decrease) in cash                                        (7,121)     10,717      (6,157)
Cash at beginning of year                                              12,025       1,308       7,465
                                                                     --------    --------    --------
Cash at end of year                                                  $  4,904    $ 12,025    $  1,308
                                                                     ========    ========    ========
Supplemental disclosures of cash flow information:
       Cash paid during the year for:
              Interest                                               $ 16,789    $ 17,664    $ 24,346
              Income taxes                                           $    715    $    499    $  2,447
Supplemental non-cash financing activities:

       Issuance of restricted stock                                  $  4,037    $  1,330    $     --
       Common Stock issued for acquisition (Note 4)                  $     --    $     --    $ 13,277



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

           The Company operates in one business segment as a distributor of storage products and systems as well as semiconductor and computer products and peripherals to original equipment manufacturers (OEMs), value-added resellers
(VARs) and dealers in the United States, Canada, Europe and Latin America. The Company is one of the world's largest storage-centric value-added distributors and a specialist in storage products and solutions. The Company's concentration on data storage systems and products allows it to provide greater technical expertise to its customers, form strategic relationships with key manufacturers and provide complete storage solutions to its customers at many levels of integration. The Company offers a wide range of storage products as well as semiconductors, computer platforms and software and peripherals. The Company's storage products include:

      -    high-end computer and storage subsystems;

      -    Fibre Channel connectivity products;

      - complete storage systems such as storage area networks (SAN), network attached storage (NAS) and direct attached storage (DAS);

      -    storage management software;

      -    disk, tape and optical drives; and

      -    a broad selection of value-added services.

           In addition, the Company has developed a proprietary LDi software licensing system, which facilitates the sale and administration of software licenses. The Company believes its comprehensive product and value-added service offerings have provided a competitive advantage in both domestic and international markets.

            The Company incurred net losses in 2003, 2002 and 2001. The 2003 loss is related to declining product gross margins and certain restructuring initiatives including the reduction of headcount and the discontinuation of certain product lines. The 2002 loss is related to certain restructuring initiatives including the reduction of headcount, the abandonment of facilities, and the increase in "Selling, General, and Administrative Expenses." The 2001 loss is related to declining product gross margins, discontinuation of certain product lines, abandonment of certain computer software, and additional bad debt provision offset by revenue increases. These increases were primarily the result of the Company's acquisition strategy in 2000 and 2001.

           As is more fully discussed in Note 6, the Company has a $160 million line of credit facility with a group of lenders for operations in North and South America. The Company had approximately $58 million in unused borrowing capacity at December 31, 2003 related to this facility. This facility is limited to use for operations within the U.S. and the funds can be used outside the U.S if permission is received by the Company from the lenders. The Company also has a total of $130 million in line of credit facilities with lenders in Europe. At December 31, 2003, the Company had approximately $22 million in unused borrowing capacity. This facility is limited to use for operations within Europe and the United Kingdom. In March 2004, as discussed in Note 15, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024.

           The Company anticipates that its existing cash and its ability to borrow under its line of credits will be sufficient to meet the Company's anticipated cash needs for operation and capital requirements through December 31, 2004.

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

           The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management.

REVENUE RECOGNITION

           Revenue is recognized when title transfers to the customer and when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Transactions with sale terms of FOB shipping point are recognized when the products are shipped and transactions with sale terms of FOB destination are recognized upon arrival. Shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in total costs for all periods presented. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other current liabilities. A reconciliation of the changes in the product warranty liability during 2003 is as follows (in thousands):

                                                         2003              2002
                                                     -------------    --------------
          Balance at January 1                         $      682       $      799
          Provision based on sales                            708              632
          Foreign currency translation                         21                7
          Warranty expenses incurred                         (773)            (756)
                                                     -------------    --------------
          Balance at December 31                       $      638       $      682
                                                     =============    ==============


CONCENTRATION OF CREDIT AND OTHER RISKS

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated collection losses. No customer accounts for more than 10% of sales in any of the three years ended December 31, 2003, 2002 and 2001, or accounts receivable at December 31, 2003 and 2002.

           Four vendors accounted for 45%, 43% and 51% of the Company's inventory purchases during 2003, 2002 and 2001, respectively.

INVENTORIES

           Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. Market is based on estimated net realizable value. The Company assesses the valuation of its inventory on a quarterly basis and periodically writes down the value for estimated excess and obsolete inventory based on estimates about future demand, actual usage and current market value.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

           The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average quarterly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the Statement of Operations.

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

                                                              (In millions, except per share amounts):
                                                                  2003        2002        2001
                                                                -------    --------    --------
Net loss as reported:                                           $(4,474)   $ (7,054)   $(22,107)
Stock-based employee compensation expense
     determined under fair value based method, net of tax        (3,590)     (5,982)     (5,727)
                                                                -------    --------    --------
Pro forma net loss                                              $(8,064)   $(13,036)   $(27,834)
                                                                =======    ========    ========

Loss per share:
     As reported                                                $ (0.20)   $  (0.37)   $  (1.34)
     Pro forma                                                  $ (0.36)   $  (0.68)   $  (1.69)

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

           The Company generates a substantial portion of its revenues in international markets, which subjects its operations and cash flows to the exposure of currency exchange fluctuations. The Company seeks to minimize the risk associated with currency exchange fluctuations by entering into forward exchange contracts to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings on line item 'Interest Expense and Other Income' to offset the changes in the fair value of the assets or liabilities being hedged.

RECENTLY ISSUED ACCOUNTING STANDARDS

           On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the standard changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The initial impact of adopting SFAS No. 144 was not material to the Company's consolidated financial statements.

           On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"), which nullifies Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board's ("FASB's") conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's results of operations, financial position or cash flows, although it has impacted the timing of recognition of costs associated with restructuring activities.

           In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the statement did not have a material impact on the Company's results of operations, financial position or cash flows for the year ended December 31, 2003. The Company has included the disclosures required by FIN 45 in the notes to these consolidated financial statements.

           In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN 46R was only slightly modified from that contained in FIN 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity's activities. A variable interest entity would be required to be consolidated if certain conditions were met. The adoption of the statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

           On January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have any impact to the Company's consolidated financial position, results of operations or cash flows as the adoption of this standard involved disclosures only.

           In April 2003, the FASB issued SFAS No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of the Statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended December 31, 2003.


           In November 2002, the Emerging Issues Task Force, ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The adoption of the statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended December 31, 2003.

           In May 2003, the FASB issue SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the Statement did not have a material impact on the Company's results of operations, financial position or cash flows as of and for the year ended December 31, 2003.


NOTE 3 - CHANGE IN ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES:

           In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company performs this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company completed the required annual impairment test, which resulted in no impairment for fiscal year 2003.

           In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. The Company has one reporting unit and supplemental comparative disclosure as if goodwill had not been amortized in the prior year period is as follows (in thousands, except per share amounts):

                                      2003          2002          2001
                                   ----------    ----------    ----------
Reported net loss                  $   (4,474)   $   (7,054)   $  (22,107)
Add back:  Goodwill amortization           --            --         1,741
                                   ----------    ----------    ----------
Adjusted net loss                  $   (4,474)   $   (7,054)   $  (20,366)
                                   ==========    ==========    ==========

Basic loss per share:
    Reported loss per share        $    (0.20)   $    (0.37)   $    (1.34)
    Goodwill amortization                  --            --          0.11
                                   ----------    ----------    ----------
    Adjusted net loss per share    $    (0.20)   $    (0.37)   $    (1.23)
                                   ==========    ==========    ==========

           The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, a trademark, a trade name and customer and supplier relationships. The carrying values and accumulated amortization of these assets at December 31, 2003 and 2002 are as follows (in thousands):

                                                        As of December 31, 2003
                                      ------------------------------------------------------
                                          Estimated       Gross
                                       Useful Life for  Carrying   Accumulated         Net
Amortized Intangible Assets            Amortization     Amount    Amortization       Amount
--------------------------------      ----------------  --------   ------------      -------
Non-compete agreements                   3-6 years       $ 2,409      $(1,770)       $  639
Trademark                              20-40 years         4,504         (329)        4,175
Trade name                                20 years           400          (30)          370
Customer/supplier relationships         7-10 years         1,600         (240)        1,360
                                       -----------       -------      -------        ------
Total                                                    $ 8,913      $(2,369)       $6,544
                                                         =======      =======        ======


                                                        As of December 31, 2002
                                      ------------------------------------------------------
                                       Estimated         Gross
                                      Useful Life for  Carrying      Accumulated       Net
Amortized Intangible Assets           Amortization      Amount      Amortization      Amount
--------------------------------      ----------------  --------    ------------     -------
 Non-compete agreements                   3 years       $ 2,137        $(1,233)       $  904
Trademark                                40 years         3,965           (228)        3,737
Trade name                               20 years           300            (15)          285
Supplier relationships                   10 years         1,200           (120)        1,080
                                         --------       -------        -------        ------
Total                                                   $ 7,602        $(1,596)       $6,006
                                                        =======        =======        ======

           The expected amortization of these balances over the next five fiscal years are as follows (in thousands):


           Aggregate Amortization Expense
           ----------------------------------
           For year ended 12/31/03              $   764
           ----------------------------------
           Estimated Amortization Expense
           ----------------------------------
           For year ending 12/31/04             $    711
           For year ending 12/31/05             $    357
           For year ending 12/31/06             $    347
           For year ending 12/31/07             $    338
           For year ending 12/31/08             $    338

NOTE 4 - ACQUISITIONS:

           All acquisitions below have been accounted for using the purchase method. Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

EBM Mayorista, S.A. de C.V. Acquisition

           On October 15, 2003, the Company acquired certain assets and assumed certain liabilities of EBM Mayorista, S.A. de C.V. ("EBM"), a privately held company headquartered in Merida, Mexico, with branch locations in Cancun, Monterrey, Oaxaca, Villahermosa, Tampico, Veracruz and Tuxtla. EBM distributes a diverse product line of computer hardware and software to Mexican resellers, retail locations and system integrators including the Intel, Samsung, Epson and U.S Robotics lines.

           EBM was acquired for a total purchase price of approximately $5.9 million which included cash of approximately $5.1 million and acquisition costs. The Company is obligated to pay 35% of EBM's earnings before taxes as a contingent incentive payment based upon meeting minimum earnings targets during each of the subsequent four anniversary years. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

           Inventories                                   4,225
           Equipment and other assets                      404
           Goodwill                                      4,166
           Other intangibles                               850
           Accounts payable                             (3,778)
                                                     ---------
           Total consideration                       $   5,867
                                                     =========

           Other intangibles include customer and supplier relationships, trade name, and non-compete agreements, with estimated useful lives for amortization of 7 years, 20 years and six years, respectively.

           As EBM does not constitute a significant subsidiary of the Company, pro forma disclosure is not required herein.

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

           As Total Tec does not constitute a significant subsidiary of the Company, pro forma disclosure is not required herein.

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

           Accounts receivable              $  1,069
           Inventories                         1,033
           Equipment and other assets             42
           Goodwill                            1,526
           Accounts payable                     (775)
           Other accrued liabilities            (401)
           Notes payable                        (294)
                                            --------
           Total consideration              $  2,200
                                            ========


NOTE 5 - BALANCE SHEET COMPONENTS:

                                                                              December 31,
                                                                         ------------------------
                                                                            2003          2002
                                                                         ----------    ----------
                                                                               (in thousands)
           Accounts receivable, net:

              Accounts receivable                                        $  335,584    $  300,645
              Less:  allowance for doubtful accounts and sales returns      (25,679)      (23,340)
                                                                         ----------    ----------
                                                                         $  309,905    $  277,305
                                                                         ==========    ==========

           Property and equipment:

              Computer and other equipment                               $   35,947    $   32,716
              Land and buildings                                             23,476        23,112
              Furniture and fixtures                                         10,005         9,901
              Warehouse equipment                                             7,664         8,307
              Leasehold improvements                                          3,021         2,623
                                                                         ----------    ----------
                                                                             80,113        76,659
              Less: accumulated depreciation                                (36,568)      (25,898)
                                                                         ----------    ----------
                                                                         $   43,545    $   50,761
                                                                         ==========    ==========

           Goodwill and other intangibles, net:

              Goodwill                                                   $   66,916    $   60,423
              Other intangibles                                               8,913         7,602
              Less:  accumulated amortization                                (9,049)       (8,216)
                                                                         ----------    ----------
                                                                         $   66,780    $   59,809
                                                                         ==========    ==========

NOTE 6 - LINES OF CREDIT AND TERM LOAN:

LINES OF CREDIT

                                                                December 31,
                                                           ---------------------
                                                                2003        2002
                                                           ---------   ---------
           Wachovia Facility                               $  68,007   $  52,127
           Bank of America Facility                           59,409      48,428
           IFN Financing BV                                    3,009       6,992
           Other lines                                            --         927
                                                           ---------   ---------
                                                             130,425     108,474
           Less: amounts included in current liabilities       3,009       7,919
                                                           ---------   ---------
           Amounts included in non-current liabilities     $ 127,416   $ 100,555
                                                           =========   =========

           On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with Wachovia Bank, N.A. ("Wachovia facility"), (First Union Bank, as the original lender). The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The Wachovia facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the year ended December 31, 2003, was 3.9%, and the balance outstanding at December 31, 2003 was $68.0 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. On October 9, 2003, the Company entered into a Second Amendment and Waiver, to effectively enable the Company to complete the acquisition of EMB Mayorista, in Mexico. The Company was in compliance with its bank covenants at December 31, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

           On December 2, 2002, as amended in November 2003, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $130 million at December 31, 2003 through December 2005. The Bank of America facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the year ended December 31, 2003 was 6.2%, and the balance outstanding at December 31, 2003 was $59.4 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. The Company was in compliance with its bank covenants at December 31, 2003; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

           The Company has an agreement with IFN Finance BV to provide up to $7.5 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days notice. Loan balances outstanding were $3.0 million at December 31, 2003.

TERM LOANS

                                                   December 31,
                                               -------------------
                                                 2003       2002
                                               --------   --------
           Note payable to RSA                 $ 79,000   $ 86,000
           Lombard NatWest Limited Mortgage          --      9,816
           Bank of Scotland Mortgage             10,180         --
                                               --------   --------
                                                 89,180     95,816
           Less: amounts due in current year     11,572     20,316
                                               --------   --------
           Long-term debt due after one year   $ 77,608   $ 75,500
                                               ========   ========


           On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The Company is in compliance with its subordinated debt financing covenants; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants in the Securities Purchase Agreement and is unable to obtain a waiver of noncompliance from its subordinated lenders, the Company's financial condition, results of operations and cash flows would be materially adversely affected. The balance outstanding at December 31, 2003 on this long-term debt was $79.0 million, $10.5 million is payable in 2004, $7.0 million is payable in each of the years 2005 and 2006 and $54.5 million thereafter.

           On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $10.7 million, as converted at December 31, 2003. The new mortgage agreement fully re-paid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, and has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $268,000 USD, plus interest. The principal amount due each year is approximately $1,072. The balance of the mortgage as converted to USD at December 31, 2003 was $10.2 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis. The Company was in compliance with its covenants at December 31, 2003; however there can be no assurance that the Company will be in compliance with its covenants in the future. If the Company does not remain in compliance with the covenants and is unable to obtain a waiver of noncompliance from its bank, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

NOTE 7 - COMMON STOCK:

           On August 27, 2003, the Company completed a secondary registered public offering of 5,000,000 shares of Common Stock, at an offering price to the public of $6.50 per share. In connection with the offering, the Company granted to the underwriters an option to purchase up to 750,000 shares to cover over allotments, and the option was exercised in full on September 18, 2003. The Company received proceeds of $34.9 million, net of commissions, discounts and expenses.

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

NOTE 8 - RESTRUCTURING COSTS, SPECIAL CHARGES AND OTHER PROVISIONS:

           In the first quarter of 2003, the Company continued to implement profit improvement and cost reduction measures, and recorded restructuring costs of $1.4 million. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales. Future savings expected from restructuring related cost reductions will be reflected as a decrease in `Selling, General and Administrative expenses' on the Statement of Operations. The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines, recorded in 'Cost of Sales'.

           In the second and third quarters of 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $5.7 million. These costs consisted primarily of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and costs of $583,000 related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. These special charges also included provisions for certain Latin American receivables of $1.7 million, and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominately in sales and marketing functions and eliminated two executive management positions in the U.S. Future expected costs reductions will be reflected in the Statement of Operations line item `Selling, General and Administrative expenses.'

           In the second and third quarters of 2001, the Company accrued restructuring costs of $4.8 million. These costs consisted primarily of the abandonment of certain inventory related computer software that had a carrying value of $2.4 million, severance and benefits of $2.2 million related to involuntary employee terminations and estimated lease costs of $238,000 pertaining to future lease obligations for non-cancelable lease payments for excess facilities. The Company terminated 267 employees worldwide, predominantly in overhead support functions. The Company expected annual employee expense reductions of approximately $10 million, depreciation expense reduction of $550,000, and cost reductions related to excess facilities of approximately $800,000. Cost reductions have been realized as expected and have been reflected in the Statement of Operations line item `Selling, General and Administrative expenses.' Overall, these cost reductions have been offset by increases in selling, general and administrative costs related to the acquisitions of Total Tec and TTPG and other costs related to expansion of geographic sales coverage in Europe, expansion of the Company's storage systems infrastructure and expansion of the Company's Corporate Technology Center.

           Additionally in the third quarter of 2001, the Company recorded other special charges of $4.1 million for additional accounts receivable provisions. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the Argentinean peso, and a default on guaranteed debt of one of the Company's large customers who filed for bankruptcy.

           In the second and third quarters of 2001, the Company also recorded a provision for inventory of $17.8 million related to additional excess inventory. The additional provision largely resulted from the decision to discontinue certain product lines and the impact of current market conditions. The excess inventory charge is included within the Statement of Income under the caption `Cost of Sales.'

           Outstanding liabilities related to these charges are summarized as follows (in thousands):

                                         Balance at             Restructuring
                                        Beginning of             and Special             Cash          Balance at End
Year Ended December 31,                    Period                  Charges             Payments          of Period
                                      ----------------        ------------------     ------------     -----------------
2001
Severance costs                            $    -                  $2,199               $2,143              $   56
Lease costs                                     -                     238                  139                  99
                                           ------                  ------               ------              ------
Total                                           -                   2,437                2,282                 155

2002
Severance costs                                56                   1,167                  678                 545
Lease costs                                    99                   2,515                  535               2,079
Other facility closure costs                    -                     306                  306                   -
                                           ------                  ------               ------              ------
Total                                         155                   3,988                1,519               2,624

2003
Severance costs                               545                   1,327                1,638                 234
Lease costs                                 2,079                      56                  808               1,327
                                           ------                  ------               ------              ------
Total                                      $2,624                  $1,383               $2,446              $1,561
                                           ======                  ======               ======              ======

NOTE 9 - STOCK-BASED COMPENSATION PLANS:

STOCK OPTION PLANS

           In May of 1998, the Company adopted the 1998 Stock Plan (the "Plan") which replaced the 1988 Amended and Restated Incentive Stock Plan (the "1988 Plan") and the 1993 Director Stock Option Plan (the "Director Plan").

           The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Under the Plan, the Company has reserved for issuance a total of 4,839,327 shares of Common Stock plus 272,508 shares of Common Stock which were reserved but unissued under the 1988 Plan and 52,500 shares of Common Stock which were reserved but unissued under the Director Plan. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the Plan is 3,242,497 shares, plus an annual increase to be added on January 1 of each year, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 8,517,975 shares of Common Stock for issuance under the aggregate of all stock option plans.

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

           As part of the Plan, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 193,500 shares of Common Stock were granted in 2000 and no options were granted in years 2001, 2002 or 2003. The Program provides for ten-year option terms with vesting at the rate of one tenth per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

           Options granted under the Director Plan prior to May 1998 and outstanding at December 31, 2003 total 60,000. Under the Director Plan, 112,500 options were granted in 1993 at an exercise price of $5.33 per share, and 30,000 options were granted in 1996 at an exercise price of $4.67 per share. In 1997, 30,000 options were granted at an exercise price of $8.42 per share. In 1998, 22,500 options were granted at an exercise price of $5.00 per share. On August 5, 1999, the Board of Directors approved the vesting in full of all options currently held by the Directors and modified the Plan to immediately vest all future Board of Directors options at the time they are granted.

           In 2003 and prior years beginning in 2000, the number of shares of Common Stock reserved under the Plan were not sufficient to accommodate the Company's growth through acquisitions and key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 450,000, 898,000 and 520,000 nonqualified stock options outside the provisions of the Plan in 2003, 2002 and 2001 respectively, and 973,000 of these options were outstanding at December 31, 2003, net of cancellations, and are included in the table below.

           The following table presents all stock option activity:

                                                                             Options Outstanding
                                                                           ------------------------
                                                             Options                       Weighted
                                                          Available for                    Average
                                                               Grant         Shares     Exercise Price
                                                           -----------     -----------  --------------
Balance at December 31, 2000                                  (119,696)      4,437,117     $  10.11

Increase in options available for grant                        600,000              --           --

Options canceled                                               478,547        (652,535)    $   9.92
Canceled options not available for grant                       (10,875)             --     $   4.59
Options granted                                               (631,000)      1,151,000     $  11.71
Options exercised                                                   --        (446,029)    $   5.98
                                                           -----------     -----------     --------
Balance at December 31, 2001                                   316,976       4,489,553     $  10.96

Increase in options available for grant                        600,000              --           --

Options canceled                                               178,684        (317,311)    $  13.36
Canceled options not available for grant                        (3,000)             --     $   7.42
Options granted                                               (598,250)      1,496,249     $   8.16
Options exercised                                                   --        (301,245)    $   6.12
                                                           -----------     -----------     --------
Balance at December 31, 2002                                   494,410       5,367,246     $  10.31

Increase in options available for grant                        600,000
Options tendered in exchange for restricted stock units      1,346,500      (2,234,250)    $  15.43
Restricted stock rights granted in option exchange            (744,802)        744,802     $   0.00
Options canceled                                               295,191        (297,191)    $   7.78
Canceled options not available for grant                            --         (88,764)    $   5.29
Options granted                                             (1,389,200)      1,839,200     $   6.33
Options exercised                                                             (604,310)    $   5.88
                                                           -----------     -----------     --------
Balance at December 31, 2003                                   513,335       4,815,497     $  10.31
                                                           ===========     ===========     ========

           At December 31, 2003, 1,348,450 options were exercisable under these Plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.

           The following table summarizes information about stock options and restricted stock outstanding for all plans at December 31, 2003:

                                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    -------------------------------------
                          Number of
                           Options          Weighted Average
                       Outstanding As          Remaining                               Number of Shares
Range of Exercise      of December 31,      Contractual Life      Weighted Average    Exercisable As of    Weighted Average
Prices                      2003                In Years           Exercise Price     December 31, 2003    Exercise Price
--------------------   ---------------     -------------------    ----------------    -----------------    ----------------
$  0.00  -  $  0.00          963,048              4.26               $   0.00                      0            $  0.00
$  3.90  -  $  4.40          700,250              3.77                   4.16                271,950               4.21
$  4.42  -  $  5.94          853,174              3.95                   5.28                255,735               4.90
$  6.11  -  $  7.23          913,949              4.77                   6.94                107,437               6.48
$  7.25  -  $  9.06          690,826              3.49                   8.31                282,568               8.10
$  9.37  -  $ 21.00          694,250              3.04                  10.26                429,760              10.27
$ 24.13  -  $ 24.13            1,000              1.80                  24.13                  1,000              24.13
                           4,816,497              3.94                   5.54              1,348,450               7.28
                       =============                                                  ==============

EMPLOYEE STOCK PURCHASE PLAN

           The Employee Stock Purchase Plan ("ESPP"), as amended in 2003, provides for automatic annual increases in the number of shares reserved for issuance on January 1 of each year by a number of shares equal to the lesser of
(i) 225,000 shares, (ii) 1.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. In 2003, the Company reserved for issuance an additional 200,000 shares as a one-time supplement to the ESPP.

           The Company has reserved 2,228,498 shares of Common Stock for issuance to all eligible employees under its ESPP. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period in the prior two years. A total of 2,228,306 shares have been issued under this plan as of December 31, 2003.

FAIR VALUE DISCLOSURES

           The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. To determine the additional pro forma disclosures required by SFAS 123 for the stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 2003, 2002 and 2001 respectively, expected volatility of 76%, 76% and 73%; risk free interest rate of 2.0%, 3.4% and 4.9% and expected lives of 3.45, 3.55 and 3.50 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 2003, 2002 and 2001 was $3.46, $4.81 and $5.47 per option, respectively. The fair value of each ESPP purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years. The weighted average fair value of those purchase rights granted in 2003, 2002 and 2001 was $3.62, $3.69 and $4.22 per right, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards in 2003, 2002 and 2001 under those plans consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced as presented below (in thousands, except per share data):

                                 2003          2002          2001
                              ----------    ----------    ----------
           Net loss:
                As reported   $   (4,474)   $   (7,054)   $  (22,107)
                Pro forma     $   (8,064)   $  (13,036)   $  (27,834)
           Loss per share:
                As reported   $    (0.20)   $    (0.37)   $    (1.34)
                Pro forma     $    (0.36)   $    (0.68)   $    (1.69)

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

NOTE 10 - INCOME TAXES:

           The provision for (benefit from) income taxes consists of the following (in thousands):


                                      2003         2002         2001
                                   ---------    ---------    ---------
           Current:

                     Federal       $    (637)   $  (2,335)   $  (7,214)
                     State              (122)          --           34
                     Foreign             552       (1,130)      (1,095)
                                   ---------    ---------    ---------
                                        (207)      (3,485)      (8,275)
           Deferred:

                     Federal          (1,793)       1,461       (2,046)
                     State             1,946         (167)      (1,971)
                     Foreign            (615)        (421)          41
                                   ---------    ---------    ---------
                                        (462)         873       (3,976)
                                   ---------    ---------    ---------
                                   $    (669)   $  (2,612)   $ (12,251)
                                   =========    =========    =========

           Deferred tax assets (liabilities) comprise the following (in thousands):

                                                           2003         2002
                                                        ---------    ---------
           Bad debt, sales and warranty reserves        $   4,597    $   4,286
           Accruals, inventory and other reserves           5,097        6,069
           Net operating losses                             5,699        2,214
           Foreign tax credits                              1,040           --
           Other                                              276          324
                                                        ---------    ---------
                Gross deferred tax assets                  16,709       12,893
                                                        ---------    ---------

           Unrealized foreign exchange gain                    --         (316)
           Depreciation and amortization                   (4,068)      (3,105)
                                                        ---------    ---------
                Gross deferred tax liabilities             (4,068)      (3,421)
                                                        ---------    ---------
           Valuation allowance                             (3,641)        (933)
                                                        ---------    ---------
                Net deferred tax assets                 $   9,000    $   8,539
                                                        =========    =========

           Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets valuation allowance at December 31, 2003 and 2002, is attributed to certain foreign net operating loss carryovers that do not meet the more likely than not standard of realizability.

           As of December 31, 2003, the Company had state net operating loss carryforwards of approximately $31,372,000 available to offset future state taxable income. The state net operating loss carryforwards will expire in varying amounts beginning 2006 through 2023. As of December 31, 2003, the Company had Foreign Tax Credit carryforwards of $1,040,000 available to offset future federal income tax.

           The tax benefit associated with dispositions from employee stock plans for 2003 is approximately $156,000, which was recorded as an addition to paid-in capital and a reduction to taxes payable.

           A reconciliation of the Federal statutory tax rate to the effective tax (benefit) follows:


                                                                2003         2002          2001
                                                              --------     --------     --------
           Federal statutory rate                                (35.0)%      (35.0)%      (35.0)%
           State income taxes, net of Federal tax
               benefit and credits                                 0.8%        (1.7)%       (3.8)%
           Foreign taxes, net of foreign tax credits              34.0%         6.0%        (0.1)%
           Extraterritorial income exclusion net of cushion      (13.0)%         --           --
           Other                                                   0.2%         3.7%         3.2%
                                                                           --------     --------
           Total                                                 (13.0)%      (27.0)%      (35.7)%
                                                              ========     ========     ========

NOTE  11 - COMMITMENTS AND CONTINGENCIES:

           The Company leases its facilities under cancelable and non-cancelable operating lease agreements. The leases expire at various times through 2019 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

           The Company leases certain equipment under capitalized leases with such equipment amounting to $1,050,000 less accumulated depreciation of $538,000 at December 31, 2003. Amortization expense on assets subject to capitalized leases was $918,000 for the year ended December 31, 2003. The capitalized lease terms range from 33 months to 60 months.

           The following is a summary of commitments under non-cancelable leases:

                                                              CAPITALIZED    OPERATING
                 YEAR ENDING DECEMBER 31,                        LEASES        LEASES
           ---------------------------------------            ----------     ---------
                                                                    (in thousands)
                                                              ------------------------
           2004                                               $    240       $   7,252
           2005                                                    187           6,072
           2006                                                    116           5,268
           2007                                                      7           4,033
           2008                                                     --           1,854
           2009 and beyond                                          --          13,415
                                                              --------       ---------
           Total minimum lease payments                            550       $  37,894
                                                                             =========
           Less:  imputed interest                                 (53)
                                                              --------
           Present value of minimum lease payments            $    497
                                                              ========

           Total operating lease expense was $8,343,000, $8,671,000, and $7,370,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

           The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES:

           Two directors of the Company are directors of one of the Company's customers, Company A. Another director of the Company is a director of two of the Company's customers/vendors, Companies B and C. A third director of the Company is a director of one of the Company's customers, Company C. A fourth director of the Company is the President of one of the Company's consulting providers, Company D. A fifth Director of the Company is the President of one of the Company's customers/vendors, Company E. The President of one of the Company's subsidiaries is a co-owner of one of the Company's customers, Company
F. The Company also leased a facility from Company F. Sales to these parties and purchases of inventory and other services from these parties for the three years ended December 31, 2003 and accounts receivable at December 31, 2003 and 2002 are summarized below:

                                                        (In thousands)
                                                    ------------------------
           SALES:                                   2003      2002     2001
                                                    -----    ------   ------
                                     Company A      $ 647    $1,049   $1,718
                                     Company B        562        --       --
                                     Company C         --        25      431
                                     Company E         29        26       --
                                     Company F        918     3,431       --
           ACCOUNTS RECEIVABLE:
                                     Company A         11        32
                                     Company B         61        --
                                     Company C         --        --
                                     Company E         --         1
                                     Company F        336       524
           INVENTORY PURCHASED:
                                     Company B         --        --      111
                                     Company E         --        19       --
           CONSULTING                Company D         55        53       --
           RENT                      Company F         78        92       --


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

NOTE 14 - GEOGRAPHIC INFORMATION:

           The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 41%, 44% and 45% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively.

           Geographic information consists of the following:


                                         (in thousands)
                                  2003         2002         2001
                               ----------   ----------   ----------
           Net sales:
               North America   $1,016,984   $1,023,308   $  998,347
               Latin America      175,462      189,586      239,537
               Europe           1,037,841      892,028      769,218
                               ----------   ----------   ----------
                   Total       $2,230,287   $2,104,922   $2,007,102
                               ==========   ==========   ==========

           The following table presents long-lived assets located in the Company's country of domicile and located in all foreign countries.

                                             December 31,
                                         -------------------
           Long -lived assets:             2003       2002
                                         --------   --------
               United States             $ 48,041   $ 49,934
               United Kingdom              54,707     53,189
               Other foreign countries     14,052     15,177
                                         --------   --------
                   Total                 $116,800   $118,300
                                         ========   ========

NOTE 15 - SUBSEQUENT EVENT:

           On March 5, 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024. The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes are convertible into the Company's common stock under certain circumstances at a conversion rate of 91.2596 shares per $1,000 principal amount of notes, subject to adjustment, which is equivalent to a conversion price of approximately $10.96 per share. This represents a 32.5% premium over Bell Microproducts closing price of its common stock on the Nasdaq National Market on March 1, 2004 of $8.27 per share.

           The Company may redeem some or all of the notes under certain circumstances on or after March 5, 2009 and prior to March 5, 2011, and at any time thereafter without such circumstances, at 100% of the principal amount, plus accrued but unpaid interest up to, but excluding, the redemption date. The Company may be required to purchase some or all of the notes on March 5, 2011, March 5, 2014 or March 5, 2019 or in the event of a change in control at 100% of the principal amount, plus accrued but unpaid interest up to, but excluding, the purchase date.

           Proceeds from the offering will be used to repay amounts outstanding under its working capital facilities with Wachovia Bank, N.A. and Bank of America, National Association and its senior subordinated notes held by The Retirement Systems of Alabama.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                    (in thousands, except per share amounts)

                                                                           Quarter Ended
                                     ---------------------------------------------------------------------------------------------
                                     Mar. 31,    June 30,    Sept. 30,    Dec. 31,    Mar. 31,    June 30,     Sept. 30,  Dec. 31,
                                       2002       2002         2002         2002        2003        2003         2003       2003
                                     --------   ---------    ---------    --------   ---------    ---------    --------   --------
Net sales........................... $522,928   $ 497,713    $ 551,895    $532,386   $ 532,653    $ 502,638    $555,476   $639,520
Cost of sales.......................  475,507     457,715      506,563     486,581     495,027      463,430     512,391    591,346
                                     --------   ---------    ---------    --------   ---------    ---------    --------   --------
Gross profit .......................   47,421      39,998       45,332      45,805      37,626       39,208      43,085     48,174
Operating expenses:.................
Selling, general and administrative
  expenses .........................   42,696      42,096       40,348      40,484      39,274       37,968      37,990     40,478
Restructuring costs and special
  charges ..........................       --       2,283        3,405          --       1,383           --          --         --
                                     --------   ---------    ---------    --------   ---------    ---------    --------   --------
Total operating expenses............   42,696      44,379       43,753      40,484      40,657       37,968      37,990     40,478

Operating income (loss) ............    4,725      (4,381)       1,579       5,321      (3,031)       1,240       5,095      7,696
Interest expense and other income ..    4,063       4,408        4,473       3,966       4,019        4,185       4,208      3,731
                                     --------   ---------    ---------    --------   ---------    ---------    --------   --------

Income (loss) from operations before
  income taxes .....................      662      (8,789)      (2,894)      1,355      (7,050)      (2,945)        887      3,965
Provision for (benefit from) income
  taxes ............................      278      (2,716)        (538)        364      (2,115)        (584)        513      1,517
Net income (loss) .................. $    384   $  (6,073)   $  (2,356)   $    991   $  (4,935)   $  (2,361)   $    374   $  2,448
                                     ========   =========    =========    ========   =========    =========    ========   ========
Earnings (loss) per share
  Basic ............................ $   0.02   $   (0.31)   $   (0.12)   $   0.05   $   (0.25)   $   (0.12)   $   0.02   $   0.09
  Diluted .......................... $   0.02   $   (0.31)   $   (0.12)   $   0.05   $   (0.25)   $   (0.12)   $   0.02   $   0.09
                                     ========   =========    =========    ========   =========    =========    ========   ========

Shares used in per share calculation
  Basic ............................   18,099      19,327       19,610      19,770      20,131       20,137      22,471     26,558
                                     ========   =========    =========    ========   =========    =========    ========   ========
  Diluted ..........................   19,160      19,327       19,610      20,048      20,131       20,137      23,098     27,692
                                     ========   =========    =========    ========   =========    =========    ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM  9A.  CONTROLS AND PROCEDURES

           As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

           There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect the Company.

                                    PART III

           Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2004 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECTUTIVE OFFICERS OF THE REGISTRANT

           (a) Information concerning directors of the Company appears in the Company's Proxy Statement, under the captions "Corporate Governance" and "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

           (b)  EXECUTIVE OFFICERS OF THE REGISTRANT

                The following table and descriptions identify and set forth information regarding the Company's seven executive officers:

                      Name                Age           Position
                W. Donald Bell.........   66     President, Chief Executive Officer and
                                                 Chairman of the Board

                James E. Illson........   50     Chief Financial Officer and Executive Vice
                                                 President of Finance and Operations

                Richard J. Jacquet.....   64     Vice President of Human Resources
                Philip M. Roussey......   61     Executive Vice President, Enterprise Marketing
                Robert J. Sturgeon.....   50     Vice President of Information Technology
                Walter Tobin...........   56     Executive Vice President, OEM Division
                Timothy E. Tonges......   41     President, Bell Microproducts North America

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

                Walter Tobin has been Executive Vice President, OEM Division, since joining the Company in 2003. Mr. Tobin is responsible for all OEM Sales and Marketing in North America. Prior to joining the Company, Mr. Tobin was with Pioneer-Standard, a distributor and reseller, for over eleven years, serving in several positions as Senior Vice President of Marketing and Operations and Value Added Services. Prior to joining Pioneer-Standard, Mr. Tobin held the positions of Regional Vice President, Regional Director and Branch Manager with various companies, including Lex/Schweber, Arrow and Cramer Electronics. Mr. Tobin has thirty years of experience in the distribution industry.

                Timothy E. Tonges has been President of our North American Distribution Divisions since October 2003. From 1991 to 2003, Mr. Tonges held various positions, most recently Executive Vice President, with Pomeroy IT Solutions, Inc., an IT solutions provider, prior to which, he held various sales and marketing positions with Toshiba America.

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

           The following table provides information concerning the Company's equity compensation plans as of December 31, 2003:

                                                    Equity Compensation Plan Information
                                                ----------------------------------------------
                              Column (a)                       Column (b)                            Column (c)
                        -----------------------           --------------------           -----------------------------------
Plan Category           Number of securities to             Weighted-average               Number of securities remaining
                        be issued upon exercise             exercise price of               available for future issuance
                        of outstanding options,            outstanding options             under equity compensation plans
                          warrants and rights              warrants and rights            (excluding securities reflected in
                        -----------------------           --------------------           -----------------------------------
Equity compensation
plans approved by              3,842,497                         $7.28 (1)                              513,527(2)
 security holders

Equity compensation
plans not approved              973,000                          $5.84                                       --
by security holders
 (3)

Total                          4,815,497                         $6.91                                  513,527


     (1) Weighted-average exercise price excludes 963,048 shares for restricted stock units with zero exercise price.

     (2) Includes (a) shares under the Company's (2)1998 Stock Option Plan, which plan provides for the automatic increase of shares on January 1 of each year of a number of shares equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board, subject to adjustment upon changes in capitalization of the Company and (b) 191 shares remaining available under the Company's Employee Stock Purchase Plan, which plan provides for the automatic increase on January 1 of each year of a number of shares equal to the lesser of (i) 225,000 shares, (ii) 1.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board, subject to adjustment upon changes in capitalization of the Company.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information concerning certain relationships and related transactions appears in the Company's Proxy Statement, under the caption "Election of Directors," and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

           Information concerning principal accountant fees and services appears in the Company's Proxy Statement under the caption "Ratification of Appointment of Independent Accountants" and is incorporated herein by reference.

                                     PART IV

           ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        The following documents are filed as part of this Form 10-K:

           (1)  Consolidated Financial Statements

           The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statement Schedule (set forth in Item 8 of Part II of this Form 10-K) are filed as part of this Annual Report on Form 10-K.

           (2)  Consolidated Financial Statement Schedule
                II - Valuation and Qualifying Accounts and Reserves     page 61

           Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

           (3)  Exhibits - See Exhibit Index following signature page

(b)        Reports on Form 8-K.

           During the fourth quarter of 2003, a Form 8-K dated October 29, 2003 was furnished to the Securities and Exchange Commission announcing the third quarter earnings.

(c)        Exhibits. See Item 15(a) above.

(d)        Financial Statements Schedules. See Item 15(a) above.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

                                         BELL MICROPRODUCTS INC.


                                     By:/s/ James E. Illson
                                        ----------------------------------
                                        James E. Illson
                                        Chief Financial Officer and Executive
                                        Vice President of Finance and Operations

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

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                                      TITLE                                          DATE
------------------------------   ---------------------------------------------------------------    ----------------
   /s/ W. Donald Bell            Chairman of the Board, President and Chief Executive                  March 15, 2004
------------------------------
(W. Donald Bell)                 Officer (Principal Executive Officer)

   /s/ James E. Illson           Chief Financial Officer and Executive Vice President of               March 15, 2004
 -----------------------------
(James E Illson)                 Finance and Operations (Principal Financial and Accounting
                                 Officer)

   /s/ Gordon A. Campbell        Director                                                              March 15, 2004
------------------------------
(Gordon A. Campbell)

   /s/ Eugene Chaiken            Director                                                              March 15, 2004
------------------------------
(Eugene Chaiken)

   /s/ David M. Ernsberger       Director                                                              March 15, 2004
------------------------------
(David M. Ernsberger)

   /s/ Edward L. Gelbach         Director                                                              March 15, 2004
------------------------------
(Edward L. Gelbach)

   /s/ James E. Ousley           Director                                                              March 15, 2004
------------------------------
(James E. Ousley)

   /s/ Glenn E. Penisten         Director                                                              March 15, 2004
------------------------------
(Glenn E. Penisten)

   /s/ Mark L. Sanders           Director                                                              March 15, 2004
------------------------------
(Mark L. Sanders)

                                                                     SCHEDULE II

                             BELL MICROPRODUCTS INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                                                               Additions                  Balance
                                                       Balance at               Restructuring  Charged to                  at End
                                                       Beginning                 and Special   Costs and    Deductions-     of
Year Ended December 31,                                of Period      Other (1)    Charges      Expenses    Write-offs     Period
-----------------------                                ----------     ---------  -----------   ---------    ----------    --------
2001
Allowance for doubtful accounts                           $12,831      $1,630      $ 4,038      $11,569      $(13,862)      $16,206
Allowance for excess and obsolete inventory                 6,399       1,415       15,781        7,146       (16,050)       14,691
Allowance for sales returns and warranty obligations        8,238          --           --       75,494       (75,388)        8,344
Allowance for tax valuations                                   --          --           --           --            --            --

2002
Allowance for doubtful accounts                            16,206          --        1,700       11,357        (9,923)       19,340
Allowance for excess and obsolete inventory                14,691          --           --        7,388       (13,462)        8,617
Allowance for sales returns and warranty obligations        8,344          --           --       86,335       (86,097)        8,582
Allowance for tax valuations                                   --          --           --          934            --           934

2003
Allowance for doubtful accounts                            19,340          --           --        7,569        (9,342)       17,567
Allowance for excess and obsolete inventory                 8,617       2,319           --        8,405        (9,815)        9,526
Allowance for sales returns and warranty obligations        8,582          --           --       57,340       (57,024)        8,898
Allowance for tax valuations                                  934          --           --        3,147          (439)        3,642

(1) Balance consists of allowance for doubtful accounts and inventory provisions related to the acquisitions of subsidiaries.

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

           10.36*   Amendment to Employment Agreement dated as of July 1,
                    1999 between the Registrant and W. Donald

                    Bell date as of April 30, 2002 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10Q for the quarter ended September 30, 2002.

           10.37* Executive Employment and Non-Compete Agreement dated as of August 13, 2002 between the Registrant and James E.
                    Illson - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

           10.38*   Management Retention Agreements dated as of August 6,
                    2002 between the Registrant and the following executive officers: W. Donald Bell, Ian French, Nick Ganio, Richard J.
                    Jacquet, Phillip M. Roussey and Robert J. Sturgeon - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

           10.39    Syndicated Credit Agreement effective as of December
                    2, 2002 by and among Ideal Hardware Limited, Bell
                    Microproducts Europe Export Limited, BM Europe Partners
                    C.V., Bell Microproducts Europe BV, Bank of America, N.A.
                    and certain banks and financial institutions -incorporated by reference to Exhibit 10.39 to the Registrant's Annual
                    Report on Form 10K for the year ended December 31, 2002.

           10.40 Syndicated Composite Guarantee and Debenture effective as of December 2, 2002 by and among Ideal Hardware Limited, certain other companies listed and Bank of America, N.A.-incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10K for the year ended
                    December 31, 2002.

           10.41 Priority Agreement effective as of December 2, 2002 by and among Bell Microproducts Limited, National Westminster
                    Bank PLC and Bank of America, N.A. -incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2002.

           10.42 First Union National Bank Loan and Security Agreement dated May 14, 2001 - incorporated by reference to Exhibit
                    10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001-incorporated by reference to
                    Exhibit 10.42 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2002.

           10.43 First Amendment to Loan and Security Agreement dated as of December 31, 2002 by and among the Registrant, certain subsidiaries of the Registrant, certain financial institutions and Congress Financial Corporation-incorporated by reference to Exhibit 10.43 to the Registrant's Annual
                    Report on Form 10K for the year ended December 31, 2002.

           10.44 Supplemental Agreement Re Syndicated Credit Agreement dated November 6, 2003 by and among Ideal Hardware Limited,
                    Bell Microproducts Europe Export Limited, BM Europe Partners
                    C.V., Bell Microproducts Europe BV, Bank of America, N.A.
                    and certain banks and financial institutions.

           10.45    Second Amendment to Loan and Security Agreement and
                    Waiver dated October 9, 2003 with Congress Financial
                    Corporation

           10.46 Amendment to Employment Agreement dated October 19, 2000 between the Company and W. Donald Bell -- incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 2001.

           21.1     Subsidiaries of the Registrant

           23.1 Consent of PricewaterhouseCoopers LLP, independent accountants

           24.1 Power of Attorney (Contained on Signature page of this Form 10-K).

           31.1     Certification of Chief Executive Officer Pursuant to Section
                    302 of Sarbanes-Oxley Act of 2002.

           31.2     Certification of Chief Financial Officer Pursuant to
                    Section 302 of Sarbanes-Oxley Act of 2002.

           32.1     Certification of Chief Executive Officer Pursuant to
                    Section 906 of Sarbanes-Oxley Act of 2002.

           32.2     Certification of Chief Financial Officer Pursuant to
                    Section 906 of Sarbanes-Oxley Act of 2002.

_________________________________
           * Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K.