Form 10-Q
period 2004-03-31
BELL MICROPRODUCTS INC
filed 2004-05-10
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

             (MARK ONE)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ____________

          COMMISSION FILE NUMBER   0-21528

                             BELL MICROPRODUCTS INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                               94-3057566
-------------------------------                             --------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                        95131-1721
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

         YES [X]   NO [ ]

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT MAY 5, 2004:
27,168,136

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART  I  -  FINANCIAL INFORMATION
        Item 1:       Financial Statements (unaudited)

                           Condensed Consolidated Balance Sheets - March 31, 2004 and December
                           31, 2003                                                                    3

                           Condensed Consolidated Statements of Operations - Three months
                           ended March 31, 2004 and 2003                                               4

                           Condensed Consolidated Statements of Cash Flows -  Three months
                           ended March 31, 2004 and 2003                                               5

                           Notes to Condensed Consolidated Financial Statements                        6

        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              14

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                        18

        Item 4:      Controls and Procedures                                                          19

PART II  -  OTHER INFORMATION

        Item 2:      Changes in Securities, Use of Proceeds and Issuer Purchases of
                         Equity Securities                                                            20

        Item 6:      Exhibits and Reports                                                             20

        Signatures                                                                                    21

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                March 31,      December 31,
                                                                  2004             2003
                                                              -------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                                $       3,441   $       4,904
     Accounts receivable, net                                       301,068         309,905
     Inventories                                                    235,981         256,992
     Prepaid expenses and other current assets                       23,390          23,595
                                                              -------------   -------------
                  Total current assets                              563,880         595,396

Property and equipment, net                                          42,679          43,545
Goodwill                                                             60,843          60,236
Intangibles                                                           6,482           6,544
Deferred debt issuance costs and other assets                        11,429           7,278
                                                              -------------   -------------
     Total assets                                             $     685,313   $     712,999
                                                              =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $     199,930   $     250,494
     Borrowings under lines of credit                                 1,652           3,009
     Short-term note payable and current portion
         of long-term notes payable                                   8,349          11,848
     Other accrued liabilities                                       48,204          46,411
                                                              -------------   -------------
                  Total current liabilities                         258,135         311,762

Borrowings under lines of credit                                     57,438         127,416
Long-term notes payable                                             167,626          77,608
Other long-term liabilities                                           3,578           2,803
                                                              -------------   -------------
     Total liabilities                                              486,777         519,589
                                                              -------------   -------------
Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 40,000 shares
       authorized; 27,129 and 26,907 issued and outstanding         157,909         157,251
     Retained earnings                                               22,549          20,837
     Accumulated other comprehensive income                          18,078          15,322
                                                              -------------   -------------
         Total shareholders' equity                                 198,536         193,410
                                                              -------------   -------------
     Total liabilities and shareholders' equity               $     685,313   $     712,999
                                                              =============   =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three months ended
                                                             March 31,
                                                  ------------------------------
                                                       2004             2003
                                                  -------------    -------------
Net sales                                         $     660,331    $     532,653
Cost of sales                                           611,044          495,027
                                                  -------------    -------------
Gross profit                                             49,287           37,626

Operating expenses:
   Selling, general and administrative expenses          42,731           39,274
   Restructuring costs and special charges                    -            1,383
                                                  -------------    -------------
Total operating expenses                                 42,731           40,657

Operating income (loss)                                   6,556           (3,031)
Interest expense                                         (3,838)          (4,019)
                                                  -------------    -------------
Income (loss) before income taxes                         2,718           (7,050)
Provision for (benefit from) income taxes                 1,006           (2,115)
                                                  -------------    -------------
Net income (loss)                                 $       1,712    $      (4,935)
                                                  =============    =============
Income (loss) per share
    Basic                                         $        0.06    $       (0.25)
                                                  =============    =============
    Diluted                                       $        0.06    $       (0.25)
                                                  =============    =============
Shares used in per share calculation
    Basic                                                27,068           20,131
                                                  =============    =============
    Diluted                                              28,079           20,131
                                                  =============    =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                               Three months ended March 31,
                                                              -----------------------------
                                                                  2004             2003
                                                              -------------   -------------
Cash flows from operating activities:
Net income (loss):                                            $       1,712   $      (4,935)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
          Depreciation and amortization                               3,026           3,180
          Provision for bad debts                                     2,064           1,929
          Loss on disposal of property, equipment and other              26              --
          Deferred income taxes                                          31            (349)
          Changes in assets and liabilities:
              Accounts receivable                                     8,915           7,064
              Inventories                                            22,682         (11,419)
              Prepaid expenses                                          292              (5)
              Other assets                                           (3,402)            228
              Accounts payable                                      (52,283)            446
              Other accrued liabilities                               1,172          (3,588)
                                                              -------------   -------------
                Net cash used in operating activities               (15,765)         (7,449)
                                                              -------------   -------------
Cash flows from investing activities:

Acquisition of property, equipment and other                           (669)           (682)
Proceeds from sale of property, equipment and other                      25               -
                                                              -------------   -------------
                Net cash used in investing activities                  (644)           (682)
                                                              -------------   -------------
Cash flows from financing activities:

Net borrowings (repayments) under line of credit agreements         (71,716)          7,815
Repayment of long-term notes payable to RSA                         (23,500)         (3,500)
Proceeds from issuance of Common Stock and warrants                     401              38
Proceeds from issuance of convertible notes                         110,000              --
Repayments of notes and leases payable                                 (285)         (3,329)
                                                              -------------   -------------
                Net cash provided by financing activities            14,900           1,024
                                                              -------------   -------------
Effect of exchange rate changes on cash                                  46             (89)
                                                              -------------   -------------
Net decrease in cash                                                 (1,463)         (7,196)
Cash at beginning of period                                           4,904          12,025
                                                              -------------   -------------
Cash at end of period                                         $       3,441   $       4,829
                                                              =============   =============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
        Interest                                              $       6,997   $       6,430
        Income taxes                                          $          17   $         328
Supplemental non-cash financing activities:
        Issuance of restricted stock                          $         400   $       4,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -  Basis of Presentation:

      The accompanying interim condensed consolidated financial statements of Bell Microproducts Inc. ("the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's judgment of the most difficult and subjective estimates include: revenue recognition; the assessment of recoverability of goodwill and property, plant and equipment; the valuation of inventory and accounts payable; estimates for the allowance for doubtful accounts; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ materially from management's estimates.

      Year end condensed balance sheet data included in this interim report is derived from audited financial statements. All other interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      Certain prior year amounts have been reclassified to conform to the fiscal 2004 financial statement presentation. These reclassifications had no impact on total assets, operating income/(loss) or net income/(loss).

      In the quarter ended March 31, 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024. The notes are convertible into the Company's common stock under certain circumstances at a conversion rate of 91.2596 shares per $1,000 principal amount of notes, subject to adjustment, which is equivalent to a conversion price of approximately $10.96 per share. Proceeds were used to repay existing debt.

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

Note 2 - Stock-Based Compensation Plans:

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company's Stock Participation Plan, collectively called "options." For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                               (In thousands, except per
                                                                    share amounts):
                                                              ---------------------------
                                                                      March 31,
                                                                  2004           2003
                                                              ------------   ------------
Net income (loss) as reported:                                $      1,712   $     (4,935)
Stock-based employee compensation expense
       determined under fair value based method, net of tax
                                                                      (794)          (995)
                                                              ------------   ------------
Pro forma net income (loss)                                   $        918   $     (5,930)
                                                              ============   ============
Income (loss) per share:
     As reported
        Basic                                                 $       0.06   $      (0.25)
        Diluted                                               $       0.06   $      (0.25)
     Pro forma
        Basic                                                 $       0.03   $      (0.29)
        Diluted                                               $       0.03   $      (0.29)

      The following weighted average assumptions were used for grants in the first quarter ended March 31, 2004 and 2003 respectively; expected volatility of 75% and 76%, expected lives of 3.61 and 3.48 and risk free interest rates of 2.2% and 2.3%, respectively. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years.

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

      Because additional stock options and stock purchase rights are expected to be granted at varying times during the year, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for the year ended December 31, 2004, or for other future periods.

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

      The Restricted Units vest in one-fourth increments. If the employment of an employee who participated in the Exchange terminates prior to the vesting, the employee will forfeit the unvested shares of Restricted Units. As a result of the Exchange, the Company issued 744,802 rights to receive Restricted Units in return for 2,234,250 stock options. The total non-cash deferred compensation charge over the vesting period of four years is approximately $4 million computed based on the share price at the date of approval of $5.42 per share. Actual compensation charges will be adjusted accordingly for forfeitures of unvested shares related to subsequent employee terminations.

Note 3 - Intangible Assets:

      The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The carrying values and accumulated amortization of these assets at March 31, 2004 and December 31, 2003 are as follows (in thousands):

                                                         As of March 31, 2004
                                                  ---------------------------------
                                    Estimated       Gross
                                 Useful Life for  Carrying   Accumulated     Net
  Amortized Intangible Assets     Amortization     Amount   Amortization   Amount
-------------------------------  ---------------  --------  ------------  ---------
Non-compete agreements              3-6 years     $  2,408  $     (1,879) $     529
Trademarks                         20-40 years       4,648          (360)     4,288
Trade names                          20 years          400           (36)       364
Customer/supplier relationships     7-10 years       1,600          (299)     1,301
                                 ---------------  --------  ------------  ---------
Total                                             $  9,056  $     (2,574) $   6,482
                                                  ========  ============  =========

                                                       As of December 31, 2003
                                                  ---------------------------------
                                    Estimated       Gross
                                 Useful Life for  Carrying   Accumulated     Net
  Amortized Intangible Assets     Amortization     Amount   Amortization   Amount
-------------------------------  ---------------  --------  ------------  ---------
Non-compete agreements              3-6 years     $  2,409  $     (1,770) $     639
Trademarks                         20-40 years       4,504          (329)     4,175
Trade names                          20 years          400           (30)       370
Customer/supplier relationships     7-10 years       1,600          (240)     1,360
                                 ---------------  --------  ------------  ---------
Total                                             $  8,913  $     (2,369) $   6,544
                                                  ========  ============  =========

      The estimated amortization expense of these assets in future fiscal years is as follows (in thousands):


  Estimated Amortization Expense
----------------------------------
April 1, 2004 to December 31, 2004                $    505

For year ending December 31, 2005                      357
For year ending December 31, 2006                      357
For year ending December 31, 2007                      348
For year ending December 31, 2008                      338
Thereafter                                           4,577
                                                  --------
Total                                             $  6,482
                                                  ========

Note 4 - Earnings (Loss) per Share:

      Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period resulting from stock options using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

      Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                Three Months Ended
                                                      March 31,
                                           -----------------------------
                                               2004             2003
                                           ------------     ------------
Net income (loss)                          $      1,712     $     (4,935)
                                           ============     ============
Weighted average common shares
  outstanding (Basic)                            27,068           20,131

Effect of dilutive options, grants and
  warrants                                        1,011                -
                                           ------------     ------------
Weighted average common shares
  outstanding (Diluted)                          28,079           20,131
                                           ============     ============

      In the three months ended March 31, 2004 and 2003, total common stock options, grants and warrants excluded from diluted income (loss) per share calculations because they were antidilutive were 921,623 and 4,446,306, respectively.

Note 5 - Lines of Credit and Term Debt:

LINES OF CREDIT (IN THOUSANDS)

                                                   March 31,      December 31,
                                                      2004             2003
                                                  ------------     ------------
Wachovia Facility                                 $     37,663     $     68,007
Bank of America Facility                                19,775           59,409
IFN Financing BV                                         1,652            3,009
                                                  ------------     ------------
                                                        59,090          130,425
Less: amounts included in current liabilities            1,652            3,009
                                                  ------------     ------------
Amounts included in non-current liabilities       $     57,438     $    127,416
                                                  ============     ============

      On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with Wachovia Bank, N.A. ("Wachovia facility"), (First Union Bank, as the original lender). The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The Wachovia facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2004, was 3.9%, and the balance outstanding at March 31, 2004 was $37.7 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. On October 9, 2003, the Company entered into a Second Amendment and Waiver, to effectively enable the Company to complete the acquisition of EMB Mayorista, in Mexico.

      On December 2, 2002, as amended in November 2003, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $138 million at March 31, 2004 through December 2005. The Bank of America facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2004 was 6.0%, and the balance outstanding at March 31, 2004 was $19.8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      The Company has an agreement with IFN Finance BV to provide up to $7.5 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days notice. The loan balance outstanding was $1.7 million at March 31, 2004.

TERM LOANS (IN THOUSANDS)              March 31,       December 31,
                                         2004              2003
                                      ------------     ------------
Convertible Notes                     $    110,000     $          -
Note payable to RSA                         55,500           79,000
Bank of Scotland                            10,233           10,180
                                      ------------     ------------
                                           175,733           89,180
Less: amounts due in current year            8,107           11,572
                                      ------------     ------------
Long-term debt due after one year     $    167,626     $     77,608
                                      ============     ============

      On March 5, 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024. The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes are convertible into the Company's common stock under certain circumstances at a conversion rate of 91.2596 shares per $1,000 principal amount of notes, subject to adjustment, which is equivalent to a conversion price of approximately $10.96 per share. This represents a 32.5% premium over Bell Microproducts closing price of its common stock on the Nasdaq National Market on March 1, 2004 of $8.27 per share. The Company may redeem some or all of the notes under certain circumstances on or after March 5, 2009 and prior to March 5, 2011, and at any time thereafter without such circumstances, at 100% of the principal amount, plus accrued but unpaid interest up to, but excluding, the redemption date. The Company may be required to purchase some or all of the notes on March 5, 2011, March 5, 2014 or March 5, 2019 or in the event of a change in control at 100% of the principal amount, plus accrued but unpaid interest up to, but excluding, the purchase date. Proceeds from the offering were used to repay amounts outstanding under its working capital facilities with Wachovia Bank, N.A. and Bank of America, National Association and its senior subordinated notes held by The Retirement Systems of Alabama.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at March 31, 2004 on this long-term debt was $55.5 million, $7.0 million is payable in 2004, $7.0 million is payable in each of the years 2005 and 2006 and $34.5 million thereafter.

      On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $11.1 million, as converted at March 31, 2004. The new mortgage agreement fully re-paid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, and has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $277,000 USD, plus interest. The principal amount due each year is approximately $1,108. The balance of the mortgage as converted to USD at March 31, 2004 was $10.2 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      The Company was in compliance with its bank and subordinated debt financing covenants at March 31, 2004; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its lenders, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

Note 6 - Convertible Subordinated Notes and Common Stock Issuances:

      In March 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024. The notes are convertible into the Company's common stock under certain circumstances at a conversion rate of 91.2596 shares per $1,000 principal amount of notes, subject to adjustment, which is equivalent to a conversion price of approximately $10.96 per share. Substantially all of the net proceeds of approximately $106 million was used to repay a portion of amounts outstanding under the Company's revolving lines of credit and 9% senior subordinated notes.

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

Note 7 - Restructuring Costs, Special Charges and Other Provisions:

      In the first quarter of 2004, the Company did not record any restructuring costs or special charges.
                                                                              11

      In the first quarter of 2003, as the Company continued to implement profit improvement and cost reduction measures, restructuring costs of $1.4 million were recorded. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales, and expects annual savings of approximately $8 million. Expected savings related to vacated facilities is not material. Future expected cost reductions will be reflected in the income statement line item "Selling, general and administrative expenses." The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

      At March 31, 2004, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                       Severance       Lease
                                          Costs        Costs          Total
                                      ----------     ----------     ----------
Balance at January 1, 2003            $      545     $    2,079     $    2,624

Restructuring and special charges          1,327             56          1,383
Cash payments                             (1,638)          (808)        (2,446)
                                      ----------     ----------     ----------
Balance at December 31, 2003                 234          1,327          1,561

Restructuring and special charges              -              -              -
Cash payments                                (58)          (137)          (195)
                                      ----------     ----------     ----------
Balance at March 31, 2004             $      176     $    1,190     $    1,366
                                      ==========     ==========     ==========

Note 8 - Product Warranty Liabilities:

      The Company accrues for known warranty claims if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims based on historical activity. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other current liabilities. The provision has had no material change from December 31, 2003.

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

      In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, the Company will be exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, the Company initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value in "other comprehensive income." Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

Note 10 - Newly Issued or Recently Effective Accounting Pronouncements:

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, "Consolidation of Variable Interest Entities", which represents a revision to FIN 46. FIN No. 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity's activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in variable interest entities as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 or FIN No. 46-R did not have a material effect on the Company's results of operations, financial position or cash flows as of and for the three month period ended March 31, 2004.

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company's results of operations, financial position or cash flows as of and for the three month period ended March 31, 2004.

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the effect of adopting EITF 03-06 on its results of operations.

Note 11 - Comprehensive Income/(Loss):

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

      Comprehensive income (loss) is as follows (in thousands):

                                          Three Months Ended
                                                 March 31,
                                      -----------------------------
                                          2004             2003
                                      ------------     ------------
Net income (loss)                     $      1,712     $     (4,935)
Other comprehensive income:
    Foreign currency translation
       adjustments                           2,756             (819)
                                      ------------     ------------
Total comprehensive income (loss)     $      4,468     $     (5,754)
                                      ============     ============

      Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Note 12 - Geographic Information:

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 36% and 38% of total sales for the three months ended March 31, 2004 and 2003, respectively.

                                                                (In thousands)
                                                         Three Months Ended March 31,
                                                             2004               2003
                                                       ---------------     ---------------
Geographic information consists of the following:
Net sales:
   North America                                       $       266,450     $       217,573
   Latin America                                                87,203              62,098
   Europe                                                      306,678             252,982
                                                       ---------------     ---------------
    Total                                              $       660,331     $       532,653
                                                       ===============     ===============

                                                           March 31,        December 31,
                                                             2004                2003
                                                       ---------------     ---------------
Long-lived assets:
    United States                                      $        51,221     $        48,041
    United Kingdom                                              56,240              54,707
    Other foreign countries                                     13,972              14,052
                                                       ---------------     ---------------
         Total                                         $       121,433     $       116,800
                                                       ===============     ===============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could,"
                                                                              14

"will," and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to our ability to reduce and control costs, our ability to take advantage of beneficial vendor pricing and rebate programs from time to time, the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable, price decreases on inventory that is not price protected, ability to negotiate credit facilities, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2003. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      Net sales were $660.3 million for the quarter ended March 31, 2004, compared to net sales of $532.7 million for the quarter ended March 31, 2003, which represented an increase of $127.6 million, or 24%. The increase was primarily due to growth in unit sales to existing and new customers, changes in foreign currency exchange rates and the acquisition of EBM Mayorista, S.A. de C.V. in October 2003.

      The Company's gross profit for the quarter ended March 31, 2004 was $49.3 million compared to $37.6 million for the quarter ended March 31, 2003, which represented an increase of $11.7 million, or 31%. Gross margin increased to 7.5% in the current quarter from 7.1% in the same period last year. The increase in gross margin percentage was primarily due to an inventory charge of $1.5 million taken in the first quarter of 2003, as discussed below.

      Selling, general and administrative expenses increased to $42.7 million for the quarter ended March 31, 2004, from $39.3 million for the quarter ended March 31, 2003, an increase of $3.4 million, or 9%. The increase in expenses was primarily attributable to changes in foreign currency exchange rates and the impact of sales volume increases. As a percentage of sales, selling, general and administrative expenses decreased in the first quarter of 2004 to 6.5% from 7.4% in the first quarter of 2003.

      Interest expense decreased to $3.8 million for the quarter ended March 31, 2004 from $4.0 million in the same period last year. This decrease was primarily due to a decrease in average interest rates on combined borrowings. The average interest rate in the first quarter of 2003 decreased to 5.9% from 7.2% in the in the same period last year.

      The effective tax rate was 37% for the quarter ended March 31, 2004, compared to an effective tax benefit rate of 30% for the quarter ended March 31, 2003. The higher tax rate was primarily related to the annualized affect of additional deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Costs and Special Charges

      In the first quarter of 2004, the Company did not record any restructuring costs or special charges.

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

      At March 31, 2004, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                     Severance       Lease
                                        Costs        Costs          Total
                                     ---------    -----------   ----------
Balance at January 1, 2003           $     545    $     2,079   $    2,624

Restructuring and special charges        1,327             56        1,383
Cash payments                           (1,638)          (808)      (2,446)
                                     ---------    -----------   ----------
Balance at December 31, 2003               234          1,327        1,561

Restructuring and special charges            -              -            -
Cash payments                              (58)          (137)        (195)
                                     ---------    -----------   ----------
Balance at March 31, 2004            $     176    $     1,190   $    1,366
                                     =========    ===========   ==========

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

      On March 5, 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024. The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes are convertible into the Company's common stock under certain circumstances at a conversion rate of 91.2596 shares per $1,000 principal amount of notes, subject to adjustment, which is equivalent to a conversion price of approximately $10.96 per share. This represents a 32.5% premium over Bell Microproducts closing price of its common stock on the Nasdaq National Market on March 1, 2004 of $8.27 per share. The Company may redeem some or all of the notes under certain circumstances on or after March 5, 2009 and prior to March 5, 2011, and at any time thereafter without such circumstances, at 100% of the principal amount, plus accrued but unpaid interest up to, but excluding, the redemption date. The Company may be required to purchase some or all of the notes on March 5, 2011, March 5, 2014 or March 5, 2019 or in the event of a change in control at 100% of the principal amount, plus accrued but unpaid interest up to, but excluding, the purchase date. Proceeds from the offering were used to repay amounts outstanding under its working capital facilities with Wachovia Bank, N.A. and Bank of America, National Association and its senior subordinated notes held by The Retirement Systems of Alabama.

      Net cash used in operating activities for the three months ended March 31, 2004, was $15.8 million. The Company's inventories decreased as of March 31, 2004 to $236.0 million from $257.0 million as of December 31, 2003, and the Company's accounts payable decreased to $199.9 million as of March 31, 2004 from $250.5 million as of December 31, 2003. The decrease in inventories and accounts payable are primarily a result of decreased inventory purchases and the timing of inventory receipts and payments related thereto. The Company's accounts receivable decreased to $301.1 million as of March 31, 2004, from $309.9 million as of December 31, 2003.

      On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with Wachovia Bank, N.A. ("Wachovia facility"), (First Union Bank, as the original lender). The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The Wachovia facility refinanced the Company's $50 million credit facility with California Bank & Trust that matured May 31, 2001, and the $80 million short-term loan with the RSA that matured June 30, 2001. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2004, was 3.9%, and the balance outstanding at March 31, 2004 was $37.7 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. On October 9, 2003, the Company entered into a Second Amendment and Waiver, to effectively enable the Company to complete the acquisition of EMB Mayorista, in Mexico

      On December 2, 2002, as amended in November 2003, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $138 million at March 31, 2004 through December 2005. The Bank of America facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2004 was 6.0%, and the balance outstanding at March 31, 2004 was $19.8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest installments commencing December 31, 2000 and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at March 31, 2004 on this long-term debt was $55.5 million, $7.0 million is payable in 2004, $7.0 million is payable in each of the years 2005 and 2006 and $34.5 million thereafter.

      On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $11.1 million, as converted at March 31, 2004. The new mortgage agreement fully re-paid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, and has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $277,000 USD, plus interest. The principal amount due each year is approximately $1,108. The balance of the mortgage as converted to USD at March 31, 2004 was $10.2 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      The Company has an agreement with IFN Finance BV to provide up to $7.5 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party within 90 days notice. The loan balance outstanding was $1.7 million at March 31, 2004.

      The Company was in compliance with its bank and subordinated debt financing covenants at March 31, 2004; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its lenders, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended March 2004, average borrowings outstanding on the variable rate credit facility with Wachovia Bank were $77.9 million and average borrowings with Bank of America, N.A. was $55.6 million. Wachovia and Bank of America have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.3 million.

      A substantial part of the Company's revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized no material foreign currency gain or loss during the quarter ended March 31, 2004. To the extent the Company is unable to manage these risks, the Company's results, financial position and cash flows could be materially adversely affected.

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

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On March 5, 2004, the Company issued 3 3/4% convertible subordinated notes due 2024 in the aggregate principal amount of $110 million to two purchasers. The notes are convertible into the Company's common stock under certain circumstances at a conversion rate of 91.2596 shares per $1,000 principal amount of notes, subject to adjustment, which is equivalent to a conversion price of approximately $10.96 per share. The Company relied upon Rule 506 of Regulation D for an exemption from registration requirements.

ITEM 6: EXHIBITS AND REPORTS

            (a)   Exhibits:

See Exhibit Index on page following Signatures.

            (b)   Reports on Form 8-K:

                  During the first quarter of 2004, the Company filed the following:

                  Form 8-K dated January 12, 2004 to announce updated 2003 fourth quarter guidance.

                  Form 8-K dated February 17, 2004 to announce 2003 fourth quarter and year end financial results.

                  Form 8-K dated March 1, 2004 to announce the proposed convertible note offering.

                  Form 8-K dated March 2, 2004 to announce the pricing of the proposed convertible note offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 10, 2004

                               BELL MICROPRODUCTS INC.

                               BY:      /s/ JAMES E. ILLSON
                                  ---------------------------------
                               CHIEF FINANCIAL OFFICER AND EXECUTIVE VICE
                               PRESIDENT OF FINANCE AND OPERATIONS

                                  EXHIBIT INDEX

                                    Form 10-Q
                          Quarter ended March 31, 2004

EXHIBIT NO.                                                DESCRIPTION
-----------                                                -----------
10.1*             Employee Stock Purchase Plan, as Amended and Restated Through February 19, 2004.

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

*Management agreement or compensatory plan or arrangement.