Form 10-Q
period 2004-06-30
BELL MICROPRODUCTS INC
filed 2004-08-09
CIK 900708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          (MARK ONE)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ____________

      COMMISSION FILE NUMBER     0-21528
                                 -------

                             BELL MICROPRODUCTS INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      CALIFORNIA                                       94-3057566
-------------------------------                    ------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA             95131-1721
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

(408) 451-9400   (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
-------------------------------------------------------------------------------

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

      YES |X|                  NO |_|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

      YES |X|                  NO |_|

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT AUGUST 4, 2004:
27,975,690

                    BELL MICROPRODUCTS INC.
                     INDEX TO FORM 10-Q


                                                                           Page
PART  I  -  FINANCIAL INFORMATION                                         Number
---------------------------------                                         ------

  Item 1:  Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets - June 30, 2004 and December
    31, 2003                                                                3

    Condensed Consolidated Statements of Operations - Three months and
    six months ended June 30, 2004 and 2003                                 4

    Condensed Consolidated Statements of Cash Flows - Six months ended
    June 30, 2004 and 2003                                                  5

    Notes to Condensed Consolidated Financial Statements                    6

  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             16

  Item 3:  Quantitative and Qualitative Disclosure about Market Risk       21

  Item 4:  Controls and Procedures                                         22

PART II - OTHER INFORMATION
---------------------------

  Item 2:  Changes in Securities, Use of Proceeds and Issuer Purchases of
           Equity Securities                                               23

  Item 4:  Submission of Matters to a Vote of Security Holders             23

  Item 6:  Exhibits and Reports                                            24

  Signatures                                                               25

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  June 30,     December 31,
                                                                    2004           2003
                                                                  --------     ------------
ASSETS
Current assets:

     Cash and cash equivalents                                    $  4,865       $  4,904
     Accounts receivable, net                                      355,490        309,905
     Inventories                                                   225,227        256,992
     Prepaid expenses and other current assets                      23,297         23,595
                                                                  --------       --------
                  Total current assets                             608,879        595,396

Property and equipment, net                                         43,036         43,545
Goodwill                                                            92,620         60,236
Intangibles, net                                                     6,243          6,544
Deferred debt issuance costs and other assets                       12,070          7,278
                                                                  --------       --------
     Total assets                                                 $762,848       $712,999
                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                             $243,139       $250,494
     Borrowings under lines of credit                                5,725          3,009
     Short-term note payable and current portion
         of long-term notes payable                                 12,000         11,848
     Other accrued liabilities                                      61,745         46,411
                                                                  --------       --------
                  Total current liabilities                        322,609        311,762

Borrowings under lines of credit                                    69,905        127,416
Long-term notes payable                                            164,635         77,608
Other long-term liabilities                                          4,710          2,803
                                                                  --------       --------
     Total liabilities                                             561,859        519,589
                                                                  --------       --------

Commitments and contingencies
Shareholders' equity:

     Common Stock, $0.01 par value, 80,000 shares
       authorized; 27,812 and 26,907 issued and outstanding
                                                                   161,595        157,251
     Retained earnings                                              23,600         20,837
     Accumulated other comprehensive income                         15,794         15,322
                                                                  --------       --------
         Total shareholders' equity                                200,989        193,410
                                                                  --------       --------
     Total liabilities and shareholders' equity                   $762,848       $712,999
                                                                  ========       ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                      --------------------------        ------------------------------
                                                         Three months ended                   Six months ended
                                                                June 30,                           June 30,
                                                      --------------------------        ------------------------------
                                                        2004             2003               2004               2003
                                                      ---------        ---------        -----------        -----------
Net sales                                             $ 630,288        $ 502,638        $ 1,290,619        $ 1,035,291
Cost of sales                                           581,220          463,430          1,192,264            958,457
                                                      ---------        ---------        -----------        -----------
Gross profit                                             49,068           39,208             98,355             76,834

Operating expenses:

   Selling, general and administrative expenses          43,191           37,968             85,922             77,242
   Restructuring costs and special charges                   --               --                 --              1,383
                                                      ---------        ---------        -----------        -----------
Total operating expenses                                 43,191           37,968             85,922             78,625

Operating income (loss)                                   5,877            1,240             12,433             (1,791)
Interest expense                                         (3,830)          (4,185)            (7,668)            (8,204)
                                                      ---------        ---------        -----------        -----------

Income (loss) before income taxes                         2,047           (2,945)             4,765             (9,995)
Provision for (benefit from) income taxes                   996             (584)             2,002             (2,699)
                                                      ---------        ---------        -----------        -----------
Net income (loss)                                     $   1,051        $  (2,361)       $     2,763        $    (7,296)
                                                      =========        =========        ===========        ===========

Income (loss) per share
    Basic                                             $    0.04        $   (0.12)       $      0.10        $     (0.36)
                                                      =========        =========        ===========        ===========
    Diluted                                           $    0.04        $   (0.12)       $      0.10        $     (0.36)
                                                      =========        =========        ===========        ===========

Shares used in per share calculation
    Basic                                                27,194           20,137             27,131             20,134
                                                      =========        =========        ===========        ===========
    Diluted                                              27,659           20,137             27,869             20,134
                                                      =========        =========        ===========        ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                       2004            2003
                                                                                     ---------        --------
Cash flows from operating activities:

Net income (loss):                                                                   $   2,763        $ (7,296)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
          Depreciation and amortization                                                  6,001           6,275
          Provision for bad debts                                                        4,540           4,251
          Loss on disposal of property, equipment and other                                 26             123
          Deferred income taxes                                                           (192)             (1)
          Changes in assets and liabilities:
              Accounts receivable                                                      (20,015)          6,279
              Inventories                                                               36,531         (14,771)
              Prepaid expenses                                                             768             724
              Other assets                                                              (3,123)            409
              Accounts payable                                                         (27,203)          1,832
              Other accrued liabilities                                                  7,460          (9,881)
                                                                                     ---------        --------
                Net cash provided by (used in) operating activities                      7,556         (12,056)
                                                                                     ---------        --------

Cash flows from investing activities:

Acquisition of property, equipment and other                                            (1,830)         (1,731)
Proceeds from sale of property, equipment and other                                         26              37
Acquisition of new business                                                            (33,101)             --
                                                                                     ---------        --------
                      Net cash used in investing activities                            (34,905)         (1,694)
                                                                                     ---------        --------

Cash flows from financing activities:

Net borrowings (repayments) under line of credit agreements                            (60,678)          8,105
Repayment of long-term notes payable to RSA                                            (23,500)         (3,500)
Proceeds from issuance of Common Stock and warrants                                      1,709             976
Proceeds from issuance of convertible notes                                            110,395           9,935
Repayments of notes and leases payable                                                    (612)        (12,730)
                                                                                     ---------        --------
                Net cash provided by financing activities                               27,314           2,786
                                                                                     ---------        --------
Effect of exchange rate changes on cash                                                     (4)             16
                                                                                     ---------        --------
Net decrease in cash                                                                       (39)        (10,948)
Cash at beginning of period                                                              4,904          12,025
                                                                                     ---------        --------
Cash at end of period                                                                $   4,865        $  1,077
                                                                                     =========        ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                     $   8,818        $  8,477
        Income taxes                                                                 $   1,137        $    423

Supplemental non-cash financing activities:
        Issuance of restricted stock                                                 $     400        $  4,037
        Common Stock issued for acquisition                                          $   2,365        $     --
        Change in fair value of intrest rate swap                                    $    (952)       $     --

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

Note 2 - Acquisitions:

      All acquisitions have been accounted for using the purchase method. Accordingly, the results of the acquired business is included in the consolidated financial statements from the date of acquisition.

      On June 22, 2004, the Company acquired certain assets and assumed certain liabilities of OpenPSL Holdings Limited ("OpenPSL"), a privately held Company headquartered in Manchester, United Kingdom, with branch offices in Dublin, Ireland and Leeds, Bracknell and Nottingham, United Kingdom. The acquisition of OpenPSL allows the Company to broaden its product offerings in a strategic geography. OpenPSL is a leading value added distributor of enterprise, storage and security products and related professional services to VARs, system integrators and software companies in the UK and Ireland. Their line card of franchised suppliers includes Hewlett Packard, IBM, Oracle, Veritas, Allied Telesyn, Microsoft and others.

      OpenPSL was acquired for a total purchase price of approximately $35.5 million which included cash of approximately $33.1 million, the issuance of 424,964 shares of the Company's Common Stock and acquisition costs. The Company is obligated to pay up to an additional $5.4 million within one year of the closing date as a contingent incentive payment to be based upon earnings achieved during certain periods up to July 2005. Management is currently finalizing the valuation of assets acquired and liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price to acquired assets and assumed liabilities based upon management estimates are as follows (in thousands):

Accounts receivable                                    $ 30,211
Inventories                                               4,504
Equipment and other assets                                2,419
Goodwill and other intangibles                           32,070
Accounts payable                                        (18,785)
Other accrued liabilities                                (8,230)
Notes payable                                            (6,723)
                                                       --------
Total consideration                                    $ 35,466
                                                       ========

Pro forma Disclosure (in thousands, except per share data):

      The following unaudited pro forma combined amounts give effect to the acquisition of OpenPSL as if the acquisition had occurred on January 1, 2004. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                  -----------------------------        -----------------------------
                                                     2004              2003               2004              2003
                                                  -----------       -----------        -----------       -----------
Revenue                                           $   678,938       $   532,356        $ 1,399,889       $ 1,111,033
Net Income (loss)                                 $       849       $    (3,790)       $     3,832       $    (7,531)
Net income(loss) per share  basic                 $      0.03       $     (0.19)       $      0.14       $     (0.37)
Shares used in per share calculation  basic            27,194            20,137             27,131            20,134
Net income (loss) per share  diluted              $      0.03       $     (0.19)       $      0.14       $     (0.37)
Shares used in per share calculation                   27,659            20,137             27,869            20,134

Note 3 - Stock-Based Compensation Plans:

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company's Stock Participation Plan, collectively called "options." For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                        June 30,
                                                             -----------------------        ------------------------
                                                                  (in thousands except for per share amounts)
                                                             -------------------------------------------------------
                                                               2004           2003            2004           2003
                                                             --------       --------        --------       --------
Net income (loss) as reported                                $  1,051       $ (2,361)       $  2,763       $ (7,296)
Deduct:  Total stock-based employee
              compensation expense determined
              under fair value method for awards,
              net of related tax effects                          933          1,608           1,676          2,603
                                                             --------       --------        --------       --------
Pro forma net income (loss)                                  $    118       $ (3,969)       $  1,087       $ (9,899)
                                                             ========       ========        ========       ========

Net income (loss) per share as reported:

     Basic                                                   $   0.04       $  (0.12)       $   0.10       $  (0.36)
     Diluted                                                 $   0.04       $  (0.12)       $   0.10       $  (0.36)

Pro forma net income (loss) per share:                       $   0.00       $  (0.20)       $   0.04       $  (0.49)
     Basic                                                   $   0.00       $  (0.20)       $   0.04       $  (0.49)
     Diluted

Weighted average shares used in per share Calculation:

     Basic                                                     27,194         20,137          27,131         20,134
     Diluted                                                   27,659         20,137          27,869         20,134

      The following weighted average assumptions were used for grants in the second quarter ended June 30, 2004 and 2003 respectively; expected volatility of 74% and 77%, expected lives of 3.56 and 3.48 and risk free interest rates of 3.3% and 1.8%, respectively. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 0.5 years.

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

Note 4 - Intangible Assets:

      The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The following table is subject to revision based on the finalization of the OpenPSL valuation as discussed in Note 2. The carrying values and accumulated amortization of intangible assets at June 30, 2004 and December 31, 2003 are as follows (in thousands):

                                                                 As of June 30, 2004
                                                        ---------------------------------------
                                        Estimated         Gross
Amortized Intangible Assets          Useful Life for     Carrying      Accumulated        Net
                                       Amortization       Amount       Amortization      Amount
---------------------------          ---------------     --------      ------------     -------
Non compete agreements                  3-6 years         $ 1,362        $  (934)       $   428
Trademarks                              20-40 years         4,587           (388)         4,199
Trade names                             20 years              400            (41)           359
Customer/supplier relationships         7-10 years          1,600           (343)         1,257
                                        -----------       --------       --------       -------
Total                                                     $ 7,949        $(1,706)       $ 6,243
                                                          =======        =======        =======

                                                                As of December 31, 2003
                                                        ---------------------------------------
                                        Estimated         Gross
Amortized Intangible Assets          Useful Life for     Carrying      Accumulated        Net
                                       Amortization       Amount       Amortization      Amount
---------------------------          ---------------     --------      ------------     -------
Non compete agreements                  3-6 years         $ 2,409        $(1,770)       $   639
Trademarks                              20-40 years         4,504           (329)         4,175
Trade names                             20 years              400            (30)           370
Customer/supplier relationships         7-10 years          1,600           (240)         1,360
                                        -----------       --------       --------       -------
Total                                                     $ 8,913        $(2,369)       $ 6,544
                                                          =======        =======        =======

      The estimated amortization expense of these assets in future fiscal years is as follows (in thousands):

Estimated Amortization Expense
---------------------------------
July 1, 2004 to December 31, 2004       $  328
---------------------------------

For year ending December 31, 2005          357
For year ending December 31, 2006          357
For year ending December 31, 2007          348
For year ending December 31, 2008          338
Thereafter                               4,515
                                        ------
Total                                   $6,243
                                        ======

Note 5 -  Earnings (Loss) per Share:

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

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                           Three Months Ended               Six Months Ended
                                             June 30, 2004,                   June 30, 2004,
                                         ----------------------         -----------------------
                                           2004           2003            2004           2003
                                         --------       --------        --------       --------
Net income (loss)                        $  1,051       $ (2,361)       $  2,763       $ (7,296)
Weighted average common shares
  outstanding (Basic)                      27,194         20,137          27,131         20,134

Effect of dilutive options, grants
  and warrants                                465             --             738             --
Weighted average common shares
  outstanding (Diluted)                    27,659         20,137          27,869         20,134

      In the three months ended June 30, 2004 and 2003, total common stock options, grants and warrants excluded from diluted income (loss) per share calculations because they were antidilutive were 2,270,757 and 4,670,439, respectively.

Note 6 - Lines of Credit and Term Debt:

LINES OF CREDIT (IN THOUSANDS)                      June 30,     December 31,
                                                      2004          2003
                                                    --------     ------------
Wachovia Facility                                   $ 42,860       $ 68,007
Bank of America Facility                              27,045         59,409
IFN Financing BV                                         908          3,009
GE Facility                                            4,817             --
                                                    --------       --------
                                                      75,630        130,425
Less: amounts included in current liabilities          5,725          3,009
                                                    --------       --------
Amounts included in non-current liabilities         $ 69,905       $127,416
                                                    ========       ========

      On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with Wachovia Bank, N.A. ("Wachovia facility"), (First Union Bank, as the original lender). The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2004, was 3.7%, and the balance outstanding at June 30, 2004 was $42.9 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. On October 9, 2003, the Company entered into a Second Amendment and Waiver, to effectively enable the Company to complete the acquisition of EMB Mayorista, in Mexico. The Company and Wachovia have agreed to enter into a revised and amended agreement that provides among other terms an expiration of July 31, 2007. Accordingly the Wachovia facility has been classified as long term. The revised agreement is expected to be concluded no later than August 31, 2004.

      On December 2, 2002, as amended in November 2003, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $136 million at June 30, 2004. The Bank of America facility matures in December 2005. The Bank of America facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2004 was 5.4%, and the balance outstanding at June 30, 2004 was $27.0 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      The Company has an agreement with IFN Finance BV to provide up to $7.5 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The loan balance outstanding was $0.9 million at June 30, 2004.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a short-term financing agreement with GE Commercial Distribution Finance ("GE Facility") for up to (pound)17.5 million or the U.S. dollar equivalent of $31.8 million. The loan is secured by certain of OpenPSL's accounts receivable, bears interest at Euribor plus 2.25% and matures on September 21, 2004. The loan balance outstanding was $4.8 million at June 30, 2004.

TERM LOANS (IN THOUSANDS)                June 30,    December 31,
                                          2004           2003
                                        --------     ------------
Convertible Notes                       $110,000       $     --
Note payable to RSA                       55,500         79,000
Bank of Scotland                           9,825         10,180
HSBC                                         902             --
                                        --------       --------
                                         176,227         89,180
Less: amounts due in current year         11,592         11,572
                                        --------       --------
Long-term debt due after one year       $164,635       $ 77,608
                                        ========       ========

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

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at June 30, 2004 on this long-term debt was $55.5 million, $7.0 million is payable in 2004, $7.0 million is payable in each of the years 2005 and 2006 and $34.5 million thereafter.

      On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $10.9 million, as converted at June 30, 2004. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $273,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at June 30, 2004 was $9.8 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

       On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of (pound)670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately (pound)7,600, or $13,800 U.S. dollars. The balance on the mortgage was $902,000 at June 30, 2004.

      The Company was in compliance with its bank and subordinated debt financing covenants at June 30, 2004; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its lenders, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

Note 7 - Convertible Subordinated Notes:

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

Note 8 - Restructuring Costs, Special Charges and Other Provisions:

      In the second quarter of 2004, the Company was released from certain contractual obligations related to excess facilities in the U.S. for which restructuring charges had been recorded in 2002. Accordingly, the Company released approximately $300,000 of its restructuring reserve related to that facility. Additionally, the Company revised its estimates for future lease obligations for non-cancelable lease payments for excess facilities in Europe and recorded an additional $300,000 of restructuring charges.

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

      At June 30, 2004, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                    Severance Costs     Lease Costs    Total
                                    ---------------     -----------   -------
Balance at January 1, 2003              $   545           $ 2,079     $ 2,624

Restructuring and special charges         1,327                56       1,383
Cash payments                            (1,638)             (808)     (2,446)
                                        -------           -------     -------
Balance at December 31, 2003                234             1,327       1,561

Restructuring and special charges            --               300         300
Restructuring reserve release                --              (300)       (300)
Cash payments                              (234)             (569)       (803)
                                        -------           -------     -------
Balance at June 30, 2004                $    --           $   758     $   758
                                        =======           =======     =======

Note 9 - Product Warranty Liabilities:

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

Note 10 - Commitments and Contingencies:

      The Company is currently a party to various claims and legal proceedings arising in the normal course of business. If management believes that a loss is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of any actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

      In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, the Company will be exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, the Company initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

Note 11 - Newly Issued or Recently Effective Accounting Pronouncements:

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, "Consolidation of Variable Interest Entities", which represents a revision to FIN 46. FIN No. 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity's activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in variable interest entities as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 or FIN No. 46-R did not have a material effect on the Company's results of operations, financial position or cash flows as of and for the six month period ended June 30, 2004.

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company's results of operations, financial position or cash flows as of and for the six month period ended June 30, 2004.

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's earnings per share for the three month and six month periods ended June 30, 2004, as the Company does not have participating securities.

Note 12 - Comprehensive Income (Loss):

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

      Comprehensive income (loss) is as follows (in thousands):

                                          Three Months Ended            Six Months Ended
                                              June 30,                       June 30,
                                        ----------------------        ---------------------
                                          2004          2003            2004         2003
                                        -------        -------        -------       -------
Net income (loss)                       $ 1,051        $(2,361)       $ 2,763       $(7,296)
Other comprehensive income:
    Foreign currency translation
                                         (2,284)         3,176            472         2,357
                                        -------        -------        -------       -------
Total comprehensive income (loss)       $(1,233)       $   815        $ 3,235       $(4,939)
                                        =======        =======        =======       =======

      Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Note 13 - Geographic Information:

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 37% and 38% of total sales for the six months ended June 30, 2004 and 2003, respectively.

                                                          Six Months Ended June 30,
Geographic information consists of the following:          2004             2003
                                                        ----------       ----------
                                                              (In thousands)
Net sales:
    North America                                       $  520,583       $  441,623
    Latin America                                          172,107          118,567
    Europe                                                 597,929          475,101
                                                        ----------       ----------
        Total                                           $1,290,619       $1,035,291
                                                        ==========       ==========

                                                         June 30,       December 31,
Long-lived assets:                                         2004             2003
                                                        ----------      ------------
    United States                                       $   36,948       $   36,798
    United Kingdom                                          89,015           52,524
    Other foreign countries                                 27,054           22,596
                                                        ----------       ----------
         Total                                          $  153,017       $  111,918
                                                        ==========       ==========

Note 14 - Income Taxes

      The effective tax rate was 42% for the six months ended June 30, 2004 compared to an effective tax benefit rate of 27% for the six months ended June 30, 2003. The higher tax rate was primarily related to the annualized affect of additional deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to growth, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to our ability to reduce and control costs, our ability to service our debt, our ability to take advantage of beneficial vendor pricing and rebate programs from time to time, the timing of delivery of products from suppliers, the product mix sold by the Company, the integration of acquired businesses, customer demand, the Company's dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by the Company, management of growth, the Company's ability to collect accounts receivable in a timely manner, price decreases on inventory that is not price protected, ability to negotiate credit facilities, currency exchange rates, potential interest rate fluctuations as described below and the other risk factors detailed in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2003. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Net sales were $630.3 million for the quarter ended June 30, 2004, compared to net sales of $502.6 million for the quarter ended June 30, 2003, which represented an increase of $127.7 million, or 25%. The increase was primarily due to growth in unit sales to existing and new customers, changes in foreign currency exchange rates and the acquisitions of OpenPSL Holdings Limited ("OpenPSL") in June 2004 and EBM Mayorista, S.A. de C.V. ("EBM") in October 2003.

      The Company's gross profit for the quarter ended June 30, 2004 was $49.1 million compared to $39.2 million for the quarter ended June 30, 2003, which represented an increase of $9.9 million, or 25%. Gross margin as a percentage of net sales remained flat at 7.8% as compared to the same period last year.

      Selling, general and administrative expenses increased to $43.2 million for the quarter ended June 30, 2004, from $38.0 million for the quarter ended June 30, 2003, an increase of $5.3 million, or 14%. The increase in expenses was primarily attributable to the impact of sales volume increases, changes in foreign currency exchange rates and the acquisitions of OpenPSL and EBM. As a percentage of sales, selling, general and administrative expenses decreased in the second quarter of 2004 to 6.8% from 7.6% in the second quarter of 2003.

      Interest expense decreased to $3.8 million for the quarter ended June 30, 2004 from $4.2 million in the same period last year. This decrease was primarily due to a decrease in average interest rates on combined borrowings. The average interest rate in the second quarter of 2004 decreased to 5.3% from 6.8% in the same period last year.

      The effective tax rate was 49% for the quarter ended June 30, 2004, compared to an effective tax benefit rate of 20% for the quarter ended June 30, 2003. The higher tax rate was primarily related to the annualized affect of additional deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Costs and Special Charges

      In the second quarter of 2004, the Company was released from certain contractual obligations related to excess facilities in the U.S. for which restructuring charges had been recorded in 2002. Accordingly, the Company released approximately $300,000 of its restructuring reserve related to that facility. Additionally the Company revised its estimates for future lease obligations for non-cancelable lease payments for excess facilities in Europe and recorded an additional $300,000 of restructuring charges.

      At June 30, 2004, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                       Severance Costs    Lease Costs    Total
                                          -------          -------      -------
Balance at January 1, 2003                $   545          $ 2,079      $ 2,624
Restructuring and special charges           1,327               56        1,383
Cash payments                              (1,638)            (808)      (2,446)
                                          -------          -------      -------
Balance at December 31, 2003                  234            1,327        1,561

Restructuring and special charges              --              300          300
Restructuring reserve release                  --             (300)        (300)
Cash payments                                (234)            (569)        (803)
                                          -------          -------      -------
Balance at June 30, 2004                  $    --          $   758      $   758
                                          =======          =======      =======

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Net sales were $1,290.6 million for the six months ended June 30, 2004, compared to sales of $1,035.3 million for the six months ended June 30, 2003, which represented an increase of $255.3 million, or 25%. The increase was primarily due to growth in unit sales to existing and new customers, changes in foreign currency exchange rates and the acquisitions of OpenPSL Holdings Limited ("OpenPSL") in June 2004 and EBM Mayorista, S.A. de C.V. ("EBM") in October 2003.

      The Company's gross profit for the six months ended June 30, 2004 was $98.4 million, compared to $76.8 million for the six months ended June 30, 2003, which represented an increase of $21.5 million, or 28%. The increase was primarily attributable to the impact of sales volume increases, changes in foreign currency exchange rates, the acquisitions of OpenPSL and EBM and an inventory charge on $1.5 million taken in the first quarter of 2003, as discussed below. The overall gross margin as a percentage of sales was 7.6%, compared to 7.4% in the same period last year.

      Selling, general and administrative expenses increased to $85.9 million for the six months ended June 30, 2004 from $77.2 million for the six months ended June 30, 2003, an increase of $8.7 million, or 11%. The increase in expenses was primarily attributable to the impact of sales volume increases, changes in foreign currency exchange rates and the acquisitions of OpenPSL and EBM. As a percentage of sales, selling, general and administrative expenses decreased in the first six months of 2004 to 6.7% from 7.5% in the first six months of 2003.

      Interest expense was $7.7 million in the six months ended June 30, 2004, as compared to $8.2 million in the same period last year. This decrease was primarily due to a decrease in average interest rates on combined borrowings. Interest rates on combined borrowings were 5.6% in the first six months of 2004 compared to 7.0% in the same period last year.

      The effective tax rate of 42% for the six months ended June 30, 2004 compared to an effective tax benefit rate of 27% for the six months ended June 30, 2003. The higher tax rate was primarily related to the annualized affect of additional deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Costs and Special Charges

      In the second quarter of 2004, the Company was released from certain contractual obligations related to excess facilities in the U.S. for which restructuring charges had been recorded in 2002. Accordingly, the Company released approximately $300,000 of its restructuring reserve related to that facility. Additionally the Company revised its estimates for future lease obligations for non-cancelable lease payments for excess facilities in Europe and recorded an additional $300,000 of restructuring charges.

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

      At June 30, 2004, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                    Severance Costs    Lease Costs     Total
                                        -------          -------      -------
Balance at January 1, 2003              $   545          $ 2,079      $ 2,624
Restructuring and special charges         1,327               56        1,383
Cash payments                            (1,638)            (808)      (2,446)
                                        -------          -------      -------
Balance at December 31, 2003                234            1,327        1,561

Restructuring and special charges            --              300          300
Restructuring reserve release                --             (300)        (300)
Cash payments                              (234)            (569)        (803)
                                        -------          -------      -------
Balance at June 30, 2004                $    --          $   758      $   758
                                        =======          =======      =======

LIQUIDITY AND CAPITAL RESOURCES

      In recent years, the Company has funded its working capital requirements principally through borrowings as well as proceeds from common stock sales and warrants and stock option exercises. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions. The Company's future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of its sales and its effectiveness at controlling and reducing its costs.

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

      Net cash provided by operating activities for the six months ended June 30, 2004, was $7.6 million. The Company's inventories decreased as of June 30, 2004 to $225.2 million from $257.0 million as of December 31, 2003, and the Company's accounts payable decreased to $243.1 million as of June 30, 2004 from $250.5 million as of December 31, 2003. The decrease in inventories and accounts payable are primarily a result of decreased inventory purchases and the timing of inventory receipts and payments related thereto, partially offset by the acquisition of OpenPSL. The Company's accounts receivable increased to $355.1 million as of June 30, 2004, from $309.9 million as of December 31, 2003, primarily due to the purchase of OpenPSL in June 2004, and the accounts receivable assets acquired.

      On December 31, 2002, the Company entered into an amendment to its syndicated Loan and Security Agreement with Wachovia Bank, N.A. ("Wachovia facility"), (First Union Bank, as the original lender). The amendment reduces the credit facility to $160 million from $175 million and extends the maturity date to May 31, 2005. The syndicate includes Congress Financial Corporation (Western) and Bank of America N.A. as co-agents and other financial institutions, as lenders. Borrowings under the line of credit bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on borrowing levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 2.25% to 2.75%, based on borrowing levels. The average interest rate on outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2004, was 3.7%, and the balance outstanding at June 30, 2004 was $42.9 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company and its North and South American subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments. On October 9, 2003, the Company entered into a Second Amendment and Waiver, to effectively enable the Company to complete the acquisition of EMB Mayorista, in Mexico. The Company and Wachovia have agreed to enter into a revised and amended agreement that provides among other terms an expiration of July 31, 2007. Accordingly the Wachovia facility has been classified as long term. The revised agreement is expected to be concluded no later than August 31, 2004.

      On December 2, 2002, as amended in November 2003, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $136 million at June 30, 2004. The Bank of America facility matures in December 2005. The Bank of America facility refinanced the Company's $60 million credit facility with Royal Bank of Scotland. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.375% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2004 was 5.4%, and the balance outstanding at June 30, 2004 was $27.0 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      On July 6, 2000, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The RSA facility is secured by a second lien on the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at June 30, 2004 on this long-term debt was $55.5 million, $7.0 million is payable in 2004, $7.0 million is payable in each of the years 2005 and 2006 and $34.5 million thereafter.

      On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $10.9 million, as converted at June 30, 2004. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $273,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at June 30, 2004 was $9.8 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a short-term financing agreement with GE Commercial Distribution Finance ("GE Facility") for up to (pound)17.5 million or the U.S. dollar equivalent of $31.8 million. The loan is secured by certain of OpenPSL's accounts receivable, bears interest at Euribor plus 2.25% and matures on September 21, 2004. The loan balance outstanding was $4.8 million at June 30, 2004.

      The Company has an agreement with IFN Finance BV to provide up to $7.5 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The loan balance outstanding was $0.9 million at June 30, 2004.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of (pound)670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately (pound)7,600, or $13,800 U.S. dollars. The balance on the mortgage was $902,000 at June 30, 2004.

      The Company was in compliance with its bank and subordinated debt financing covenants at June 30, 2004; however, there can be no assurance that the Company will be in compliance with such covenants in the future.

      The Company believes that borrowings available under its credit facilities will be sufficient to fund its working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of its business, over the next twelve months. In the ordinary course of business, the Company evaluates opportunities to acquire businesses, products and technologies and expects to use its cash to fund these types of activities in the future. In the event additional needs for cash arise, the Company may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to the Company, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, the Company's ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates increase. For the six months ended June 30 2004, average borrowings outstanding on the variable rate credit facility with Wachovia Bank were $62.3 million and average borrowings with Bank of America, N.A. was $45.7 million. Wachovia and Bank of America have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.1 million.

      A substantial part of the Company's revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. The Company enters into foreign forward exchange contracts to hedge certain transactions and balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency loss of $1.9 million during the quarter ended June 30, 2004. To the extent the Company is unable to manage these risks, the Company's results, financial position and cash flows could be materially adversely affected.

      In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, the Company will be exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

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

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      In connection with the acquisition of OpenPSL Holdings Limited on June 22, 2004 described in Note 3 to the financial statements herein, the Company issued an aggregate 398,717 shares to five individuals on June 22, 2004 and an aggregate of 26,247 shares to seven individuals on July 20, 2004 as partial consideration. The Company relied upon Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering, and Regulation S of the Securities Act, which provides an exemption for offers and sales made outside the United States.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY

      Registrant held its Annual Meeting of Shareholders on May 26, 2004.

      At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                         For           Withheld
                     ------------   ----------------
W. Donald Bell        22,332,283        2,581,095
Gordon A. Campbell    17,986,209        6,927,169
Glenn E. Penisten     22,384,801        2,528,577
Edward L. Gelbach     22,362,629        2,550,749
James E. Ousley       22,355,262        2,558,116
Eugene B. Chaiken     22,388,229        2,525,149
David M. Ernsberger   18,057,604        5,855,774
Mark L. Sanders       22,115,631        2,797,747

2. Increase the number of authorized shares of Common Stock from 40,000,000 to 80,000,000.

          For          Against       Abstention       Nonvotes
      -------------  ------------   -------------   ------------
        21,047,263    3,831,670         34,445          --

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending December 31, 2004.

          For           Against       Abstention        Nonvotes
      -------------   ------------   -------------   ---------------
        24,205,948      671,034         36,396            --

ITEM 6: EXHIBITS AND REPORTS

      (a)   Exhibits:

            See Exhibit Index on page following Signatures.

      (b)   Reports on Form 8-K:

            During the second quarter of 2004, the Company filed the following:

            Form 8-K dated April 28, 2004 to announce 2004 first quarter financial results.

            Form 8-K dated June 22, 2004 to announce the acquisition of Open PSL Holdings Limited.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004
       --------------

                                       BELL MICROPRODUCTS INC.

                                       BY:  /s/ JAMES E. ILLSON
                                          --------------------------------------
                                          CHIEF FINANCIAL OFFICER AND EXECUTIVE
                                          VICE PRESIDENT OF FINANCE AND
                                          OPERATIONS

                                  EXHIBIT INDEX

                             BELL MICROPRODUCTS INC.
                                    Form 10-Q
                           Quarter ended June 30, 2004

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