Form 10-Q
period 2004-09-30
BELL MICROPRODUCTS INC
filed 2004-11-09
CIK 900708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

         ( MARK ONE )

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 2004

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________  TO  ____________

         COMMISSION FILE NUMBER       0-21528

                             BELL MICROPRODUCTS INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                           94-3057566
 ------------------------------                             ---------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                    95131-1721
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

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

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT NOVEMBER 5, 2004: 28,373,912


                             BELL MICROPRODUCTS INC.

                               INDEX TO FORM 10-Q

                                                                                                     Page
PART  I  -  FINANCIAL INFORMATION                                                                   Number
                                                                                                    ------
        Item 1:       Financial Statements (unaudited)

                           Condensed Consolidated Balance Sheets - September 30, 2004 and
                           December 31, 2003                                                           3

                           Condensed Consolidated Statements of Operations - Three months and
                           nine months ended September 30, 2004 and 2003                               4

                           Condensed Consolidated Statements of Cash Flows - Nine months ended
                           September 30, 2004 and 2003                                                 5

                           Notes to Condensed Consolidated Financial Statements                        6


        Item 2:      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              17

        Item 3:      Quantitative and Qualitative Disclosure about Market Risk                        24

        Item 4:      Controls and Procedures                                                          25

PART II  -  OTHER INFORMATION

        Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds                        26

        Item 6:    Exhibits                                                                           26

        Signatures                                                                                    27


PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                             September 30,  December 31,
                                                                2004           2003
                                                               --------      --------
ASSETS

Current assets:
     Cash and cash equivalents                                 $  8,247      $  4,904
     Accounts receivable, net                                   361,387       309,905
     Inventories                                                262,363       256,992
     Prepaid expenses and other current assets                   25,097        23,595
                                                               --------      --------
                  Total current assets                          657,094       595,396
Property and equipment, net                                      41,550        43,545
Goodwill                                                         86,349        60,236
Intangibles, net                                                 12,141         6,544
Deferred debt issuance costs and other assets                    11,442         7,278
                                                               --------      --------
     Total assets                                              $808,576      $712,999
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                          $249,758      $250,494
     Borrowings under lines of credit                               220         3,009
     Short-term note payable and current portion
         of long-term notes payable                               8,607        11,848
     Other accrued liabilities                                   57,336        46,411
                                                               --------      --------
                  Total current liabilities                     315,921       311,762

Borrowings under lines of credit                                119,573       127,416
Long-term notes payable                                         164,308        77,608
Other long-term liabilities                                       4,116         2,803
                                                               --------      --------
     Total liabilities                                          603,918       519,589
                                                               --------      --------

Commitments and contingencies (Note 9)
Shareholders' equity:

     Common Stock, $0.01 par value, 80,000 shares
       authorized; 28,210 and 26,907 issued and outstanding
                                                                162,627       157,251
     Retained earnings                                           26,374        20,837
     Accumulated other comprehensive income                      15,657        15,322
                                                               --------      --------
         Total shareholders' equity                             204,658       193,410
                                                               --------      --------

     Total liabilities and shareholders' equity                $808,576      $712,999
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


                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three months ended            Nine months ended
                                                        September 30,                 September 30,
                                                  -------------------------     --------------------------
                                                      2004           2003          2004           2003
                                                  -----------    -----------    -----------    -----------
Net sales                                         $   728,731    $   555,476    $ 2,019,350    $ 1,590,767
Cost of sales                                         670,023        512,391      1,862,287      1,470,848
                                                  -----------    -----------    -----------    -----------
Gross profit                                           58,708         43,085        157,063        119,919

Operating expenses:

   Selling, general and administrative expenses        49,266         37,990        135,188        115,232
   Restructuring costs and special charges                 --             --             --          1,383
                                                  -----------    -----------    -----------    -----------
Total operating expenses                               49,266         37,990        135,188        116,615

Operating income                                        9,442          5,095         21,875          3,304
Interest expense                                       (4,493)        (4,208)       (12,161)       (12,412)
                                                  -----------    -----------    -----------    -----------

Income (loss) before income taxes                       4,949            887          9,714         (9,108)
Provision for (benefit from) income taxes               2,175            513          4,177         (2,186)
                                                  -----------    -----------    -----------    -----------
Net income (loss)                                 $     2,774    $       374    $     5,537    $    (6,922)
                                                  ===========    ===========    ===========    ===========

Income (loss) per share
    Basic                                         $      0.10    $      0.02    $      0.20    $     (0.33)
                                                  ===========    ===========    ===========    ===========
    Diluted                                       $      0.10    $      0.02    $      0.20    $     (0.33)
                                                  ===========    ===========    ===========    ===========

Shares used in per share calculation
    Basic                                              27,990         22,471         27,418         20,913
                                                  ===========    ===========    ===========    ===========
    Diluted                                            28,553         23,098         28,097         20,913
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


                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                                Nine months ended
                                                                    September 30,
                                                                 2004         2003
                                                              ---------    ---------
Cash flows from operating activities:
Net income (loss):                                            $   5,537    $  (6,922)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
          Depreciation and amortization                          10,589        9,234
          Provision for bad debts                                 6,048        6,262
          Loss on disposal of property, equipment and other          33          125
          Deferred income taxes                                    (666)         541
          Changes in assets and liabilities:
              Accounts receivable                               (27,341)      (8,435)
              Inventories                                        (1,394)     (40,472)
              Prepaid expenses                                     (568)         719
              Other assets                                       (3,490)         409
              Accounts payable                                  (19,692)      25,009
              Other accrued liabilities                           2,881      (14,012)
                                                              ---------    ---------
                Net cash used in operating activities           (28,063)     (27,542)
                                                              ---------    ---------

Cash flows from investing activities:

Acquisition of property and equipment                            (2,916)      (2,359)
Proceeds from sale of property and equipment                         54           38
Acquisition of new business, net of cash                        (33,421)          --
                                                              ---------    ---------
        Net cash used in investing activities                   (36,283)      (2,321)
                                                              ---------    ---------

Cash flows from financing activities:

Net repayments under line of credit agreements                  (16,578)      (8,224)
Repayment of long-term notes payable to RSA                     (27,000)      (7,000)
Proceeds from issuance of Common Stock and warrants               1,949       36,713
Proceeds from issuance of convertible notes                     110,000        9,986
Repayments of notes and leases payable                             (677)     (13,543)
                                                              ---------    ---------
        Net cash provided by financing activities                67,694       17,932
                                                              ---------    ---------

Effect of exchange rate changes on cash                              (5)          75
                                                              ---------    ---------

Net decrease in cash                                              3,343      (11,856)
Cash at beginning of period                                       4,904       12,025
                                                              ---------    ---------
Cash at end of period                                         $   8,247    $     169
                                                              =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

        Interest                                              $  14,700     $ 14,481
        Income taxes                                          $   1,889     $    466

Supplemental non-cash financing activities:

        Issuance of restricted stock                          $   1,592     $     --
        Common Stock issued for acquisition                   $   2,365     $     --
        Change in fair value of interest rate swap            $    (282)    $     --


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -  Basis of Presentation:

      The accompanying interim condensed consolidated financial statements of Bell Microproducts Inc. ("the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's judgment of the most difficult and subjective estimates include: revenue recognition; the assessment of recoverability of goodwill and property, plant and equipment; the valuation of inventory and accounts payable; estimates for the allowance for doubtful accounts; and the recognition and measurement of income tax assets and liabilities. Interim results are subject to significant variations and the results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

      On June 22, 2004, the Company acquired all of the outstanding capital stock of OpenPSL Holdings Limited ("OpenPSL"), a privately held Company headquartered in Manchester, United Kingdom, with branch offices in Dublin, Ireland and Leeds, Bracknell and Nottingham, United Kingdom. The acquisition of OpenPSL allows the Company to broaden its product offerings in a strategic geography. OpenPSL is a leading value added distributor of enterprise, storage and security products and related professional services to VARs, system integrators and software companies in the UK and Ireland. Their line card of franchised suppliers includes Hewlett Packard, IBM, Oracle, Veritas, Allied Telesyn, Microsoft and others.

      OpenPSL was acquired for a total purchase price of approximately $35.8 million which included cash of approximately $33.1 million, the issuance of 424,964 shares of the Company's Common Stock and acquisition costs. The Company is obligated to pay up to an additional $5.4 million within one year of the closing date as a contingent incentive payment to be based upon earnings achieved during certain periods up to July 2005. In the third quarter of 2004, as payment for the first of two earnings achievement periods, the Company issued 240,006 shares of common stock valued at $750,000. Management is currently finalizing the valuation of assets acquired and liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price to acquired assets and assumed liabilities based upon management estimates are as follows (in thousands):

                    Accounts receivable                              $   30,211
                    Inventories                                           4,504
                    Equipment and other assets                            2,419
                    Goodwill and other intangibles                       32,194
                    Accounts payable                                    (18,785)
                    Other accrued liabilities                            (8,033)
                    Notes payable                                        (6,723)
                                                                     ----------
                    Total consideration                              $   35,787
                                                                     ==========

Pro forma Disclosure (in thousands, except per share data):

      The following unaudited pro forma combined amounts give effect to the acquisition of OpenPSL as if the acquisition had occurred on January 1, 2003. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                               -------------------------   -------------------------
                                                   2004         2003          2004          2003
                                               -----------   -----------   -----------   -----------
Revenue                                        $   728,731   $   588,201   $ 2,128,620   $ 1,699,234
Net Income (loss)                              $     2,774   $       828   $     6,605   $    (6,703)
Net income(loss) per share - basic             $      0.10   $      0.04   $      0.24   $     (0.32)
Shares used in per share calculation - basic        27,990        22,471        27,418        20,913
Net income (loss) per share - diluted          $      0.10   $      0.04   $      0.24   $     (0.32)
Shares used in per share calculation                28,553        23,098        28,097        20,913

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

                                                         Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                         -------------------    -------------------
                                                         (in thousands except for per share amounts)
                                                         ------------------------------------------
                                                           2004       2003        2004       2003
                                                         --------   --------    --------   --------
Net income (loss) as reported                            $  2,774   $    374    $  5,537   $ (6,922)
Deduct:  Total stock-based employee
              compensation expense determined
              under fair value method for awards,
              net of related tax effects                      438        770       2,165      3,373
                                                         --------   --------    --------   --------
Pro forma net income (loss)                                 2,336   $   (396)   $  3,372   $(10,295)
                                                         ========   ========    ========   ========

Net income (loss) per share as reported:

     Basic                                               $   0.10   $   0.02    $   0.20   $  (0.33)
     Diluted                                             $   0.10   $   0.02    $   0.20   $  (0.33)

Pro forma net income (loss) per share:

     Basic                                               $   0.08   $  (0.02)   $   0.12   $  (0.49)
     Diluted                                             $   0.08   $  (0.02)   $   0.12   $  (0.49)

Weighted average shares used in per share Calculation:

     Basic                                                 27,990     22,471      27,418     20,913
     Diluted                                               28,553     23,098      28,097     20,913

      The following weighted average assumptions were used for grants in the third quarter ended September 30, 2004 and 2003 respectively; expected volatility of 74% and 76%, expected lives of 3.64 and 3.41 and risk free interest rates of 3.0% and 2.0%, respectively. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 2 years.

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

Note 4 - Intangible Assets:

      The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The following table is subject to revision based on the finalization of the OpenPSL valuation as discussed in Note 2. The carrying values and accumulated amortization of intangible assets at September 30, 2004 and December 31, 2003 are as follows (in thousands):

                                                                     As of September 30, 2004
                                                               ------------------------------------
                                             Estimated          Gross
                                          Useful Life for      Carrying    Accumulated      Net
   Amortized Intangible Assets              Amortization        Amount    Amortization     Amount
   ---------------------------            ---------------      --------    -----------    ---------
  Non-compete agreements                     3-6 years         $  1,369    $  (1,038)     $     331

  Trademarks                               20-40 years            4,569         (418)         4,151

  Trade names                                 20 years              400          (46)           354

  Customer/supplier relationships           7-10 years            8,059         (754)         7,305
                                           ------------        --------    ---------       --------
  Total                                                        $ 14,397    $  (2,256)      $ 12,141
                                                               ========    =========       ========

                                                                      As of December 31, 2003
                                                               ------------------------------------
                                             Estimated          Gross
                                          Useful Life for      Carrying    Accumulated      Net
   Amortized Intangible Assets              Amortization        Amount    Amortization     Amount
   ---------------------------            ---------------      --------    -----------    ---------
  Non-compete agreements                     3-6 years         $  2,409     $ (1,770)     $     639

  Trademarks                               20-40 years            4,504         (329)         4,175

  Trade names                                 20 years              400          (30)           370

  Customer/supplier relationships           7-10 years            1,600         (240)         1,360
                                           ------------        --------    ---------       --------
  Total                                                        $  8,913    $  (2,369)      $  6,544
                                                               ========    =========       ========

      The estimated amortization expense of these assets in future fiscal years is as follows (in thousands):

          Estimated Amortization Expense
          ------------------------------------------------------
          October 1, 2004 to December 31, 2004                         $    507
          ------------------------------------------------------

          For year ending December 31, 2005                               1,703
          For year ending December 31, 2006                               1,703
          For year ending December 31, 2007                               1,694
          For year ending December 31, 2008                               1,149
          Thereafter                                                      5,385
                                                                       --------
          Total                                                        $ 12,141
                                                                       ========

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

      Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                      Three Months Ended   Nine Months Ended
                                      September 30, 2004,  September 30, 2004,
                                     -------------------   -------------------
                                       2004       2003       2004       2003
                                     --------   --------   --------   --------

Net income (loss)                    $  2,774   $    374   $  5,537   $ (6,922)
Weighted average common shares
  outstanding (Basic)                  27,990     22,471     27,418     20,913

Effect of dilutive options, grants
  and warrants                            563        627        679         --
Weighted average common shares
  outstanding (Diluted)                28,553     23,098     28,097     20,913

      In the three months ended September 30, 2004 and 2003, total common stock options, grants and warrants excluded from diluted income per share calculations because they were antidilutive, were 2,261,439 and 1,660,163, respectively.

Note 6 - Lines of Credit and Term Debt:

 LINES OF CREDIT (IN THOUSANDS)                September 30,     December 31,
                                                   2004             2003
                                                --------          --------

Congress Facility                               $  8,771          $ 68,007
Wachovia Facility                                 55,000                --
Bank of America Facility                          55,802            59,409
IFN Financing BV                                     220             3,009
                                                --------          --------
                                                 119,793           130,425
Less: amounts included in current liabilities        220             3,009
                                                --------          --------
Amounts included in non-current liabilities     $119,573          $127,416
                                                ========          ========

      On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended September 30, 2004 was 4.33%, and the balance outstanding at September 30, 2004 was $8.8 million. Obligations of the Company under the Congress Facility are secured by certain assets of the Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

      On September 20, 2004, Bell (the parent company only) entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks secured by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $75 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program during the initial period ending September 30, 2004 was 2.74%, and the balance outstanding at September 30, 2004 was $55 million. Obligations of Funding under the Wachovia Facility are secured by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

      While Bell's consolidated financial statements reflect the receivables which were sold to Funding and Funding's debt on its balance sheet, the
receivables  are  solely  owned  by  Funding.   Bell  has  no  interest  in  the
receivables, and Funding is solely obligated with respect to the outstanding borrowings under the securitization program.

      On December 2, 2002, as further amended in September 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a
(pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $136 million at September 30, 2004. The Bank of America facility matures in December 2005. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended September 30, 2004 was 5.7%, and the balance outstanding at September 30, 2004 was $55.8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      The Company has an agreement with IFN Finance BV to provide up to $7.5 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The loan balance outstanding was $220,000 at September 30, 2004.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a short-term financing agreement with GE Commercial Distribution Finance ("GE Facility") for up to (pound)17.5 million or the U.S. dollar equivalent of $31.7 million. The loan was secured by certain OpenPSL accounts receivable and bore interest at Euribor plus 2.25%. This agreement was terminated September 22, 2004 and the balance outstanding at that date was repaid in full.

          TERM LOANS (IN THOUSANDS)      September 30,     December 31,
                                             2004              2003
                                           --------          --------

Convertible Notes                          $110,000          $     --
Note payable to RSA                          51,718            79,000
Bank of Scotland                              9,802            10,180
HSBC                                            875                --
                                           --------          --------
                                            172,395            89,180
Less: amounts due in current year             8,087            11,572
                                           --------          --------
Long-term debt due after one year          $164,308          $ 77,608
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

      On October 13, 2004 the Financial Accounting Standards Board (FASB) ratified the consensus the EITF reached on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF changes the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF requires retroactive restatement of prior period earnings per share for all periods in which securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding.

      Because the terms of the Company's convertible subordinated debentures require settlement in shares of common stock of the full value of the debentures upon conversion, all shares potentially issuable at the end of each reporting period would be included in diluted weighted average shares outstanding. In addition, for purposes of calculating diluted earnings per share, the Company would be required to add back to net income the after-tax interest expense on the debentures for each reporting period, as if the debentures had been converted to common stock at the beginning of the period. For every quarter beginning with the first quarter of 2004, when the debentures were issued, an additional 10,036,496 shares would be included in diluted weighted average shares outstanding, and the Company would add back to net income after-tax interest expense of approximately $187,000 for the first quarter of 2004 and approximately $ 550,000 for each quarter thereafter. This restatement would reduce previously reported diluted earnings per share by $0.01 for the third quarter of 2004 and the nine months then ended and no effect on the first and second quarters of 2004, or the six months then ended.

      On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at September 30, 2004 was $36.5 million. The Company initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At September 30, 2004, the fair value of the interest rate swap was ($282,000). The RSA facility is secured by a second lien on certain of the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at September 30, 2004 on this long-term debt was $52.0 million, $3.5 million is payable in 2004, $7.0 million is payable in each of the years 2005 and 2006 and $34.5 million thereafter.

      On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $10.9 million, as converted at September 30, 2004. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $272,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at September 30, 2004 was $9.8 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of (pound)670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately (pound)7,600, or $13,800 U.S. dollars. The balance on the mortgage was $875,000 at September 30, 2004.

      The Company was in compliance with its bank and subordinated debt financing covenants at September 30, 2004; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its lenders, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

Note 7 - Restructuring Costs, Special Charges and Other Provisions:

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

      In the first quarter of 2003, as the Company continued to implement profit improvement and cost reduction measures, restructuring costs of $1.4 million were recorded. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales, and expects annual savings of approximately $8 million. Expected savings related to vacated facilities was not material. The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

      At  September  30,  2004,   outstanding   liabilities   related  to  these
restructuring and special charges are summarized as follows (in thousands):

                                   Severance          Lease
                                     Costs            Costs            Total
                                    -------          -------          -------
Balance at January 1, 2003          $   545          $ 2,079          $ 2,624

Restructuring and special charges     1,327               56            1,383
Cash payments                        (1,638)            (808)          (2,446)
                                    -------          -------          -------
Balance at December 31, 2003            234            1,327            1,561
Restructuring and special charges        --              300              300
Restructuring reserve release            --             (300)            (300)
Cash payments                          (234)            (569)            (803)
                                    -------          -------          -------
Balance at September 30, 2004       $    --          $   758          $   758
                                    =======          =======          =======

      Management expects to extinguish the restructuring and special charges liabilities of $758,000 by November 2007.

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

      In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at September 30, 2004 was $36.5 million.The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, the Company will be exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, the Company initially recorded the interest rate swap at fair value, and subsequently records changes in fair value as an offset to the liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

Note 10 - Newly Issued or Recently Effective Accounting Pronouncements:

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, "Consolidation of Variable Interest Entities", which represents a revision to FIN 46. FIN No. 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity's activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in variable interest entities as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 or FIN No. 46-R did not have a material effect on the Company's results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004.

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company's results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004.

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's earnings per share for the three month and nine month periods ended September 30, 2004, as the Company does not have participating securities.

      As discussed within Note 6, on October 13, 2004 the Financial Accounting Standards Board (FASB) ratified the consensus the EITF reached on EITF 04-8, " The Effect of Contingently Convertible Instruments on Diluted Earnings per Share."

      In September 2004, the Emerging Issues Task Force issued Statement No. 04-10, "Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," ("EITF 04-10"). The EITF gives guidance to companies on what to consider in determining the aggregation criteria and guidance from paragraphs 17 and 19 of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Specifically, whether operating segments must always have similar economic characteristics and meet a majority of the remaining five aggregation criteria, items (a)-(e), listed in paragraph 17 of SFAS 131, or whether operating segments must meet a majority of all six aggregation criteria (that is, the five aggregation criteria, items (a)-(e), listed in paragraph 17 and similar economic characteristics), in determining the appropriate segment reporting disclosures. The Company is in the process of assessing the impact of EITF 04-10 on its financial statement disclosures.

Note 11 - Comprehensive Income (Loss):

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

         Comprehensive income (loss) is as follows (in thousands):

                                     Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    ------------------   -----------------
                                     2004       2003      2004       2003
                                    -------    -------   -------   -------

Net income (loss)                   $ 2,774    $   374   $ 5,537   $(6,922)
Other comprehensive income:
    Foreign currency translation
       adjustments                     (137)     1,132       335     3,489
                                    -------    -------   -------   -------
Total comprehensive income (loss)   $ 2,637    $ 1,506   $ 5,872   $(3,433)
                                    =======    =======   =======   =======

      Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Note 12 - Geographic Information:

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 37% and 39% of total sales for the nine months ended September 30, 2004 and 2003, respectively.


Geographic information consists of the following:

                               Nine Months Ended September 30,
                                  2004                 2003
                               ----------           ----------
                                       (In thousands)
Net sales:
North America                  $  823,345           $  682,643
Latin America                     256,407              180,875
Europe                            939,598              727,249
                               ----------           ----------
    Total                      $2,019,350           $1,590,767
                               ==========           ==========

                              September 30,         December 31,
Long-lived assets:                2004                 2003
                               ----------           ----------
    United States              $   37,297           $   35,369
    United Kingdom                 86,581               54,707
    Other foreign countries        27,604               27,527
                               ----------           ----------
         Total                 $  151,482           $  117,603
                               ==========           ==========

Note 13 - Income Taxes

      The effective tax rate was 43% for the nine months ended September 30, 2004 compared to an effective tax benefit rate of 24% for the nine months ended September 30, 2003. The change in the tax rate was primarily related to the annualized affect of additional deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Net sales were $728.7 million for the quarter ended September 30, 2004, compared to net sales of $555.5 million for the quarter ended September 30, 2003, which represented an increase of $173.2 million, or 31%. The increase was primarily due to growth in unit sales to existing and new customers, changes in foreign currency exchange rates and the acquisitions of OpenPSL Holdings Limited ("OpenPSL") in June 2004 and EBM Mayorista, S.A. de C.V. ("EBM") in October 2003.

      The Company's gross profit for the quarter ended September 30, 2004 was $58.7 million compared to $43.1 million for the quarter ended September 30, 2003, which represented an increase of $15.6 million, or 36%. The gross margin as a percentage of net sales was 8.1%, compared to 7.8% in the same period last year. The increase in gross margin was primarily due to a shift in product mix to higher margin products and service revenues.

      Selling, general and administrative expenses increased to $49.3 million for the quarter ended September 30, 2004, from $38.0 million for the quarter ended September 30, 2003, an increase of $11.3 million, or 30%. The increase in expenses was primarily attributable to the impact of sales volume increases, the acquisitions of OpenPSL and EBM. As a percentage of sales, selling, general and administrative expenses remained relatively flat at 6.7% in the third quarter of 2004 compared to 6.8% in the same period last year.

      Interest expense increased to $4.5 million for the quarter ended September 30, 2004 from $4.2 million in the same period last year. This increase was primarily due to overall increased borrowings during the period for worldwide working capital purposes and the acquisitions of open PSL and EBM. The average interest rate in the third quarter of 2004 decreased to 5.4% from 6.7% in the same period last year.

      The effective tax rate was 44% for the quarter ended September 30, 2004, compared to an effective tax rate of 58% for the quarter ended September 30, 2003. Changes in the tax rate is primarily related to the annualized affect of deferred tax valuation allowances related to losses incurred in certain foreign jurisdictions.

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

      At  September  30,  2004,   outstanding   liabilities   related  to  these
restructuring and special charges are summarized as follows (in thousands):

                                      Severance       Lease
                                        Costs         Costs          Total
                                       -------       -------       -------

Balance at January 1, 2003             $   545       $ 2,079       $ 2,624

Restructuring and special charges        1,327            56         1,383
Cash payments                           (1,638)         (808)       (2,446)
                                       -------       -------       -------
Balance at December 31, 2003               234         1,327         1,561
Restructuring and special charges           --           300           300
Restructuring reserve release               --          (300)         (300)

Cash payments                             (234)         (569)         (803)
                                       -------       -------       -------
Balance at September 30, 2004          $    --       $   758       $   758
                                       =======       =======       =======

      Management expects to extinguish the restructuring and special charges liabilities of $758,000 by November 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Net sales were $2,019.4 million for the nine months ended September 30, 2004, compared to sales of $1,590.8 million for the nine months ended September 30, 2003, which represented an increase of $428.6 million, or 27%. The increase was primarily due to growth in unit sales to existing and new customers, changes in foreign currency exchange rates and the acquisitions of OpenPSL Holdings Limited ("OpenPSL") in June 2004 and EBM Mayorista, S.A. de C.V. ("EBM") in October 2003.

      The Company's gross profit for the nine months ended September 30, 2004 was $157.1 million, compared to $119.9 million for the nine months ended September 30, 2003, which represented an increase of $37.2 million, or 31%. The increase was primarily attributable to the impact of sales volume increases, changes in foreign currency exchange rates, the acquisitions of OpenPSL and EBM and an inventory charge on $1.5 million taken in the first quarter of 2003, as discussed below. The overall gross margin as a percentage of sales was 7.8%, compared to 7.5% in the same period last year.

      Selling, general and administrative expenses increased to $135.2 million for the nine months ended September 30, 2004 from $115.2 million for the nine months ended September 30, 2003, an increase of $20.0 million, or 17%. The increase in expenses was primarily attributable to the impact of sales volume increases, changes in foreign currency exchange rates and the acquisitions of OpenPSL and EBM. As a percentage of sales, selling, general and administrative expenses decreased in the first nine months of 2004 to 6.7% from 7.2% in the first nine months of 2003.

      Interest expense was $12.2 million in the nine months ended September 30, 2004, as compared to $12.4 million in the same period last year. Although average borrowings increased in the current nine month period, average interest rates on combined borrowings decreased to 5.5% in the first nine months of 2004 compared to 6.9% in the same period last year.

      The effective tax rate of 43% for the nine months ended September 30, 2004 compared to an effective tax benefit rate of 24% for the nine months ended September 30, 2003. Changes in the tax rate was primarily related to the annualized affect of additional deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

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

      At  September  30,  2004,   outstanding   liabilities   related  to  these
restructuring and special charges are summarized as follows (in thousands):

                                      Severance       Lease
                                        Costs         Costs          Total
                                       -------       -------       -------

Balance at January 1, 2003             $   545       $ 2,079       $ 2,624

Restructuring and special charges        1,327            56         1,383


Cash payments                           (1,638)         (808)       (2,446)
                                       -------       -------       -------

Balance at December 31, 2003               234         1,327         1,561

Restructuring and special charges           --           300           300
Restructuring reserve release               --          (300)         (300)


Cash payments                             (234)         (569)         (803)
                                       -------       -------       -------
Balance at September 30, 2004          $    --       $   758       $   758
                                       =======       =======       =======

      Management expects to extinguish the restructuring and special charges liabilities of $758,000 by November 2007.

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

      Net cash used in operating activities for the nine months ended September 30, 2004, was $28.1 million. The Company's accounts receivable increased to $361.4 million as of September 30, 2004 from $309.9 million as of December 31, 2003 as a result of increased sales volume and the acquisition of OpenPSL. The Company's accounts payable decreased to $249.8 million as of September 30, 2004 from $250.5 million as of December 31, 2003. Excluding accounts payable of $18.8 million acquired with the purchase of OpenPSL, accounts payable decreased $19.5 million as the result of taking early payment discounts offered by certain suppliers.

      On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended September 30, 2004 was 4.33%, and the balance outstanding at September 30, 2004 was $8.8 million. Obligations of the Company under the Congress Facility are secured by certain assets of the
Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

      On September 20, 2004, Bell (the parent company only) entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks secured by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $75 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program during the initial period ending September 30, 2004 was 2.74%, and the balance outstanding at September 30, 2004 was $55 million. Obligations of Funding under the Wachovia Facility are secured by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

      While Bell's consolidated financial statements reflect the receivables which were sold to Funding and Funding's debt on its balance sheet, the
receivables  are  solely  owned  by  Funding.   Bell  has  no  interest  in  the
receivables, and Funding is solely obligated with respect to the outstanding borrowings under the securitization program.

      On December 2, 2002, as further amended in September 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a
(pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $136 million at September 30, 2004. The Bank of America facility matures in December 2005. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended September 30, 2004 was 5.7%, and the balance outstanding at September 30, 2004 was $55.8 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at September 30, 2004 was $36.5 million.The Company initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At September 30, 2004, the fair value of the interest rate swap was ($282,000). The RSA facility is secured by a second lien on certain of the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at September 30, 2004 on this long-term debt was $52.0 million, $3.5 million is payable in 2004, $7.0 million is payable in each of the years 2005 and 2006 and $34.5 million thereafter.

      On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $10.9 million, as converted at September 30, 2004. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $272,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at September 30, 2004 was $9.8 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a short-term financing agreement with GE Commercial Distribution Finance ("GE Facility") for up to (pound)17.5 million or the U.S. dollar equivalent of $31.7 million. The loan was secured by certain OpenPSL accounts receivable and bore interest at Euribor plus 2.25%. This agreement was terminated on September 22, 2004 and the balance outstanding at that date was repaid in full.

      The Company has an agreement with IFN Finance BV to provide up to $7.5 million in short-term financing to the Company. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The loan balance outstanding was $220,000 at September 30, 2004.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of (pound)670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately (pound)7,600, or $13,800 U.S. dollars. The balance on the mortgage was $875,000 at September 30, 2004.

      The Company was in compliance with its bank and subordinated debt financing covenants at September 30, 2004; however, there can be no assurance that the Company will be in compliance with such covenants in the future.

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

            In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, "Consolidation of Variable Interest Entities", which represents a revision to FIN 46. FIN No. 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. The variable interest model of FIN No. 46-R was only slightly modified from that contained in FIN 46. The variable interest model looks to identify the primary beneficiary of a variable interest entity. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the variable interest entity's activities. A variable interest entity would be required to be consolidated if certain conditions were met. The provisions of FIN No. 46-R are effective for interests in variable interest entities as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 or FIN No. 46-R did not have a material effect on the Company's results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004.

            On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company's results of operations, financial position or cash flows as of and for the nine month period ended September 30, 2004.

            In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's earnings per share for the three month and nine month periods ended September 30, 2004, as the Company does not have participating securities.

            As more fully discussed within Note 6, on October 13, 2004 the Financial Accounting Standards Board (FASB) ratified the consensus the EITF reached on EITF 04-8, " The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF changes the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF requires retroactive restatement of prior period earnings per share for all periods in which securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding.

      Because the terms of the Company's convertible subordinated debentures require settlement in shares of common stock of the full value of the debentures upon conversion, all shares potentially issuable at the end of each reporting period would be included in diluted weighted average shares outstanding. In addition, for purposes of calculating diluted earnings per share, the Company would be required to add back to net income the after-tax interest expense on the debentures for each reporting period, as if the debentures had been converted to common stock at the beginning of the period. For every quarter beginning with the first quarter of 2004, when the debentures were issued, an additional 10,036,496 shares would be included in diluted weighted average shares outstanding, and the Company would add back to net income after-tax interest expense of approximately $187,000 for the first quarter of 2004 and approximately $ 550,000 for each quarter thereafter. This restatement would reduce previously reported diluted earnings per share by $0.01 for the third quarter of 2004 and the nine months then ended and no effect on the first and second quarters of 2004, or the six months then ended.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is subject to interest rate risk on its variable rate credit facilities and could be subjected to increased interest payments if market interest rates increase. For the nine months ended September 30 2004, average borrowings outstanding on the variable rate credit facility with Congress Financial Corporation (Western) were $62.0 million, average borrowings with Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation were $7.4 million and average borrowings with Bank of America, N.A. were $47.4 million. Wachovia, Blue Ridge and Bank of America have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.2 million.

      A substantial part of the Company's revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. The Company enters into foreign forward exchange contracts to hedge certain transactions and balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than their functional currency, the Company recognized a foreign currency gain of $909,000 during the quarter ended September 30, 2004. To the extent the Company is unable to manage these risks, the Company's results of operations, financial position and cash flows could be materially adversely affected.

      In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at September 30, 2004 was $36.5 million.The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, the Company will be exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            In connection with the acquisition of OpenPSL Holdings Limited on June 22, 2004 described in Note 2 to the financial statements herein, the Company issued an aggregate 240,006 shares to five individuals on September 7, 2004 as a contingent payment in partial consideration for the acquisition. The Company relied upon Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering, and Regulation S of the Securities Act, which provides an exemption for offers and sales made outside the United States.

ITEM 6:   EXHIBITS

            See Exhibit Index on page following Signatures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 9, 2004
                                            BELL MICROPRODUCTS INC.


                                            BY: /s/ JAMES E. ILLSON
                                                --------------------------------
                                                CHIEF FINANCIAL OFFICER AND
                                                EXECUTIVE VICE PRESIDENT OF
                                                FINANCE AND OPERATIONS

                                  EXHIBIT INDEX
                             BELL MICROPRODUCTS INC.
                                    Form 10-Q

                        Quarter ended September 30, 2004

EXHIBIT
NO.         DESCRIPTION

10.1 First Amendment to Securities Purchase Agreement dated May 3, 2004 between the Registrant and The Retirement Systems of Alabama.

10.2 Third Amendment to Loan and Security Agreement dated September 13, 2004 between the Registrant and Congress Financial Corporation.

10.3 Credit and Security Agreement dated September 20, 2004 by and among Bell Microproducts Funding Corporation, the Registrant, Blue Ridge Asset Funding Corporation, certain Liquidity Banks and Wachovia Bank.

10.4 Receivables Sales Agreement dated September 20, 2004 between the Registrant and Bell Microproducts Funding Corporation.

10.5 Supplemental Agreement to Syndicated Credit Agreement dated September 22, 2004 by and among Ideal Hardware Limited, Bell Microproducts Europe Export Limited, BM Europe Partners C.V., Bell Microproducts Europe B.V., Bank of America, N.A. and certain banks and financial institutions.

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