Form 10-K
period 2004-12-31
BELL MICROPRODUCTS INC
filed 2005-03-16
CIK 900708

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to             .
                                         ------------    ------------

                         COMMISSION FILE NUMBER: 0-21528

                             BELL MICROPRODUCTS INC.
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                              94-3057566
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

                                  Yes X   No
                                     ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as June 30, 2004, was approximately $152,088,683 based upon the last sale price reported for such date on the Nasdaq National Market.

         The number of shares of Registrant's Common Stock outstanding as of March 11, 2005 was 28,861,435

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.


================================================================================

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING DISCLOSURE

This Annual Report on Form 10-K ("Report") contains "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 regarding future events and the future results of Bell Microproducts Inc. that are based on current expectations, estimates, forecasts, and projects as well as the beliefs and assumptions of Bell Microproducts Inc. management. Words such as "outlook", "believes", "expects", "appears", "may", "will", "should", "anticipates" or the negative thereof or comparable terminology, are intended to identify such forward looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" and elsewhere, and in other reports Bell Microproducts Inc. files with the Securities and Exchange Commission, specifically the most recent reports on Form 8-K and Form 10-Q. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Bell Microproducts Inc. undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

         During the onset of the market downturn that started more than three years ago, distributors and vendors experienced a slowdown of demand and increased competitive market conditions, resulting from industry maturation, historical technology overspending and other cyclical factors. With the return of economic growth that occurred during the latter half of 2003 and continued through 2004, there has been a return of growth and market demand for technology products.

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

         In recent years, a growing number of manufacturers began to reduce the number of distributors they use. Distributors themselves are also choosing to consolidate because of the competitive advantages that arise from expanded product offerings and economies of scale. The rapidly changing nature of the storage, semiconductor and computer industries has required distributors to significantly expand both their customer base and product and service offerings, to compete effectively. To be successful within these areas, we believe distributors must emphasize time-to-market and total cost reductions and focus on markets in which they have advantages in service, flexibility and component content. Distributors also need to distinguish themselves through a combination of value-added services such as consulting, design, integration, implementation and maintenance as well as more knowledgeable service and technical support.

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

         Deepen Relationships with Industry Leaders. We intend to leverage our position as a leading distributor of storage solutions to broaden our existing strategic relationships with industry leaders and to create new strategic relationships. We believe that distribution channels will continue to consolidate and leading manufacturers will align with those distributors that are best able to offer value-added services and access new customers. We believe being aligned with leading manufacturers will allow us to identify innovative products, exchange critical information, gain access to new technologies and create cross-marketing opportunities. We have developed strategic relationships with a number of vendors, including AMD, Brocade, EMC, Emulex, Hitachi, HP, IBM, Intel, Legato, LG Electronics, Maxtor, Microsoft, Network Associates, Qlogic, Seagate, StorageTek, Symantec, Veritas and Western Digital.

         Continue Cost Structure and Profitability Improvements. We intend to continue to improve our cost structure by maximizing the efficiency of personnel and resources throughout our global organization. During the past few years, we have undertaken various performance improvement initiatives such as realigning and streamlining operations. We have also made significant progress in reducing non-personnel related expenditures. We will continue to review our business and take advantage of opportunities to improve cost efficiencies. We also intend to continue to optimize our profitability by managing our assets and working capital through actions such as maximizing early payment discounts and other profit enhancement opportunities offered by vendors.

         Pursue Selective Acquisitions. We intend to pursue opportunities to acquire businesses that help us achieve our various strategic goals including further developing our solutions offerings, expanding key vertical product offerings and broadening our geographic footprint.

PRODUCTS AND SERVICES

         We market and distribute more than 140 brand name product lines, as well as our own Rorke Data storage products and Markvision memory modules. We offer the following products as discrete components or as part of our solutions offering.

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

Semiconductor and Other Components

          We distribute a variety of semiconductor components, including DRAM and Flash memory components and modules, microprocessors, microcontrollers, fiber optics, power management components, application-specific integrated circuits (ASICs), graphics and video devices, communications and power supplies.

Computer Products and Software

         Our computer products include disk drives, a variety of standard and custom-configured motherboards, flat panel displays and related components, monitors, keyboards, chassis, scanners, servers, board level products and network interface controller (NIC) cards, as well as related software. Among the computer products we offer are our own proprietary Markvision memory modules that complement the other products and technologies we provide.

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

         NAS and SAN Solutions. We offer a broad range of professional services including design and consultation, installation, training and on-site service programs relating to NAS and SAN solutions. We have established a dedicated enterprise storage systems team that can address the challenges associated with enterprise storage systems. Our service programs also offer customers fibre channel interoperability testing and fully integrated turnkey storage solutions. For example, we integrate SANs with fibre channel-based technology including switches, bridges, archive libraries and network software.

         Storage Subsystems. We provide standard and custom subsystem products to our customers. We integrate standard products for our Rorke Data brand storage products. We also configure custom products to meet the needs of customers that cannot be served by industry-standard product offerings.

         Component Product Services. We provide value-added services to a full range of storage and computer products, including semiconductor device programming, tape and reeling, special labeling for disk drives. We provide image duplication, firmware modification, software downloading, special labeling and other hardware modification services. For other computer product components we provide kitting, testing and various configuration services.

         Flat Panel Integration. We offer a comprehensive portfolio of Flat Panel Displays, technologies and integration services that include off-the-shelf solutions for Kiosk, point-of-sale (POS), Digital Display Signage, Medical Instrumentation, KVM (keyboard, video, mouse) and many other OEM applications. We also offer fully custom designs to support applications such as full sunlight readability and harsh environmental deployment.

         Board and Blade Level Building Blocks. We provide both standard and custom configured Board and Blade offerings geared for applications to include computers, servers, medical equipment, video/graphics, security, test and measurement and networking products offered in a variety of industry standard form factors including ATX, Micro-ATX, PCI and Compact PCI. We also provide complete integration services, manufacturing assembly, interoperability testing and application support.

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

         Retail Packaging and Software Duplication. We provide a value-added service to storage manufacturers, retailers and software/game customers, which combines the strengths of our hard drive value capabilities with custom third-party packaging. Our retail packaging programs deliver end consumer-ready storage products. These products are produced in high volume and require high quality software duplication, testing and drive assembly to meet demanding retail launch and release dates. The core materials planning and logistics capabilities of our distribution operations enable us to deliver retail-ready product to our customers' distribution centers or directly to their retail outlets.

SALES AND MARKETING

         Our customer base primarily consists of OEMs, VARs, system integrators, contract electronic manufacturers, storage solution customers and retailers. For customers primarily seeking our solution offerings, our sales and marketing efforts often involve proactive efforts of our sales people and field application engineers. Sales and technical personnel focusing on these customers tend to spend time at customers' facilities assessing the customers' needs, developing and providing solutions as well as providing proof of concept supported by our technical capabilities and experience. Our component offering marketing efforts involve supply chain management programs, consignment and bonded inventory programs and end-of-life programs. Sales of our component offerings are principally driven by these factors, our design services, product breadth and depth, pricing and on-time availability.

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

COMPETITION

         In the distribution of storage, semiconductor components and computer products, we generally compete for customer relationships with numerous local, regional and national and international authorized and unauthorized distributors. We also compete for customer relationships with manufacturers, including some of our manufacturers and customers. Consistent with our sales and marketing efforts, we tend to view our competition, whether arising from the direct or indirect distribution channel, on a customer-category basis. We believe that our most significant competition for customers seeking both products and value-added services arises from Arrow Electronics, Avnet, and European value-added distributors including IN Technology, Magirus and ECT Best'Ware. We believe that our most significant competition for customers seeking commodity products comes from Ingram Micro, Tech Data and Synnex.

         Another key competitive factor in the electronic component and computer product distribution industry as a whole is the need to carry a sufficient amount of inventory to meet rapid delivery requirements of customers. However, to minimize its exposure related to valuation of inventory on hand, the majority of our product lines are purchased pursuant to non-exclusive distributor agreements which provide certain protections to us for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, we enhance our competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.

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

         Our acquisition in June 2004 of OpenPSL Limited ("OpenPSL"), a company headquartered in Manchester, England, with offices in Dublin, Ireland, Leeds, Bracknell and Nottingham, has further enabled us to expand our enterprise, storage solutions and service offerings in the United Kingdom and Ireland. OpenPSL is a value-added distributor of a broad range of IT products and technical services to VARs, system integrators and software companies, including server, storage, networking, technical computing, thin client, emulation, fax and security technologies. Their line card includes Hewlett Packard, IBM, Oracle, Veritas, Allied Telesyn and Microsoft.

         Our acquisition in October 2003 of EBM Mayorista (EBM), a company headquartered in Merida, Mexico with branch locations in Cancun, Monterrey, Oaxaca, Villahermosa, Tampico, Veracruz, Tuxla, Torreon, Puebla and Aguascaliente has enabled us to expand our presence in Latin America and provided us the ability to gain additional market share in the rapidly growing market in Mexico. EBM provides a diverse product line of computer hardware and software to Mexican resellers, retail locations and system integrators, including the Intel, Samsung, Epson and U.S. Robotics lines.

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

EMPLOYEES

         At December 31, 2004, we had a total of 1,480 employees, including 731 in sales and marketing functions, 566 in general administrative functions and 183 in technical and value-add integration functions. Of our total employees, 772 are located at our facilities outside of the United States, including 479 in the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Many of our current key personnel have substantial experience in our industry and would be difficult to replace. The labor market in which we operate is highly competitive and, as a result, we may not be able to retain and recruit key personnel. If we fail to recruit, retain or adequately train key personnel, we will experience difficulty in implementing our strategy, which could negatively affect our business, financial condition and stock price.

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

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our stock will likely decline. Factors that may cause our revenues, gross margins and operating results to fluctuate include:

            o  the loss of key manufacturers or customers;

            o  changes in vendor rebate and incentive programs;

            o  heightened price competition;

            o  problems incurred in managing inventories;

            o  a change in the product mix sold by us;

            o customer demand (including the timing of purchases from significant customers);

            o  changing global economic conditions;

            o our ability to manage credit risk and collect accounts receivable;

            o  our ability to manage foreign currency exposure;

            o availability of product and adequate credit lines from manufacturers; and

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

         We receive a significant portion of our net sales from products we purchase from a relatively small number of key manufacturers. In each of 2003 and 2004, five key manufacturers provided products that represented 53% and 50%, respectively, of our net sales. We believe that products from a relatively small number of manufacturers will continue to account for a significant portion of our net sales for the foreseeable future, and the portion of our net sales from products purchased from such manufacturers could continue to increase in the future. These key manufacturers have a variety of distributors to choose from and therefore can make substantial demands on us. In addition, our standard distribution agreement allows the manufacturer to terminate its relationship with us on short notice. Our ability to maintain strong relationships with our key manufacturers, both domestically and internationally, is essential to our future performance. The loss of a relationship with a key manufacturer could have an adverse effect on our net sales.

         In addition, the recent downturn in the economy in general, and in the technology sector of the economy in particular, has led to increased consolidation among our manufacturers and may result in some manufacturers exiting the industry. Further, manufacturers have been consolidating the number of distributors they use. These events could negatively impact our relationships with our key manufacturers and may have an adverse effect on our net sales.

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

THE TECHNOLOGY PRODUCTS MARKETPLACE HAS BEEN MATURING WHICH MAY AFFECT DEMAND FOR OUR PRODUCTS AND IMPACT OUR PRICING AND GROSS MARGINS.

         Over the past several years, the growth rate in spending on the types of technology products we distribute has decreased from the growth rates experienced prior to 2000. While there has been an increase in the rate of spending over the past 18 months as compared with 2001 through mid-2003, this increase may not be sustainable at its current level and there may be declines in technology spending in the future. A reduction in spending may result in a decline in our net sales and gross margins due to decreased sales volumes and price competition.

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

SUPPLY SHORTAGES COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS.

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

OUR FINANCIAL OBLIGATIONS MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS.

         The agreements governing our revolving lines of credit and our 9% senior subordinated notes contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that limit our ability to operate our business. If we do not comply with the covenants contained in the agreements governing our revolving lines of credit and our 9% senior subordinated notes, our lenders may demand immediate repayment of amounts outstanding. Additionally, under the terms of our 3 3/4% Convertible Subordinated Notes, Series B due 2024, holders have the right to convert their notes upon the occurrence of certain events, including but not limited to the closing price of our common stock exceeding a certain threshold for at least 20 of the last 30 days in preceding fiscal quarters and upon specified corporate transactions, all as described in more detail in the prospectus filed in connection with the exchange offer. Upon the occurrence of any such conversion event, we have an obligation to deliver, at a minimum, cash in an amount equal to the principal amount of each note tendered for conversion. Our ability to comply with these debt obligations will depend upon our future operating performance, which may be affected by prevailing economic conditions and financial, business and other factors described herein and in our other SEC filings, many of which are beyond our control. If we are unable to meet our debt obligations, we may be forced to adopt one or more strategies such as reducing or delaying capital expenditures or otherwise slowing our growth strategies, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We do not know whether any of these actions could be effected on satisfactory terms, if at all. Additionally, any equity financing may be on terms that are dilutive or potentially dilutive. If we are unable to successfully manage our debt burden, and the potential short-term obligation relating to our convertible notes, our financial condition would suffer considerably. Changes in interest rates may also have a significant effect on our operating results. Furthermore, we are dependent on credit from our manufacturers to fund our inventory purchases. If our debt burden increases to high levels, our manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW.

         Our revolving lines of credit and our 9% senior subordinated notes impose significant debt service obligations on us and expose us to certain risks associated with being a substantially leveraged company. Upon the occurrence of certain events, our lenders may demand immediate repayment of amounts outstanding under our existing lines of credit and our 9% senior subordinated notes. In March 2004, we issued our 3 3/4% convertible subordinated notes, resulting in net proceeds of $106,300,000. We used all of the net proceeds of the offering to repay a portion of amounts outstanding under our revolving lines of credit and our 9% senior subordinated notes. In December 2004, we exchanged 99.6% of the Old Notes for our 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes") pursuant to an exchange offer with holders of the Old Notes. As a result of the issuance of the notes, our leverage and debt service obligations may increase. Under the terms of the New Notes, holders have the right to convert their notes upon the occurrence of certain events, including but not limited to the closing price of our common stock exceeding a certain threshold for at least 20 of the last 30 days in preceding fiscal quarters and upon specified corporate transactions, as described in more detail in the prospectus filed in connection with the exchange offer. Upon the occurrence of any such conversion event, we have an obligation to deliver to holders electing to convert their New Notes, at a minimum, cash in an amount equal to the principal amount of each note tendered for conversion. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

         Our substantial leverage could also have significant negative consequences, including:

            o increasing our vulnerability to general adverse economic and industry conditions;

            o  increasing our exposure to fluctuating interest rates;

            o restricting our credit with our manufacturers which would limit our ability to purchase inventory;

            o  limiting our ability to obtain additional financing;

            o requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

            o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

            o placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

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

IF WE DO NOT CONTROL OUR OPERATING EXPENSES, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.

         Our strategy involves, to a substantial degree, increasing revenues while at the same time controlling operating expenses. In furtherance of this strategy, we have engaged in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs. These activities have included significant personnel reductions, reduction or elimination of non-personnel expenses and realigning and streamlining operations and consolidating business lines. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Moreover, our cost reduction efforts may adversely affect the effectiveness of our financial and operational controls, our ability to distribute our products in required volumes to meet customer demand and may result in disruptions that affect our products and customer service.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS WHICH MAY HURT OUR
PROFITABILITY.

         Our international revenues represented 62% of our revenues in both 2004 and 2003. We believe that international sales will represent a substantial, and potentially increasing portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

      o  Fluctuations in currency exchange rates;

      o  vendor programs, terms and conditions in multiple countries;

      o  political and economic instability;

      o  longer payment cycles and unpredictable sales cycles;

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

         A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant percentage of our accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. If there is an economic downturn which has a significant negative impact on our business, it could also have an adverse effect on the servicing of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing. Further, our revolving lines of credit enable us to borrow funds for operations based on our levels of accounts receivable and inventory and the agreement governing our senior subordinated notes restricts the amount of additional debt we can incur based on our levels of accounts receivable and inventory. If our accounts receivable and inventories are not at adequate levels, we may face liquidity problems in operating our business.

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

IF WE ARE UNABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE, OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS MAY SUFFER.

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

         The process of integrating new businesses into our operations, including our recently completed acquisitions, poses numerous risks, including:

      o an inability to assimilate acquired operations, information systems, and internal control systems and products;

      o  diversion of management's attention;

      o difficulties and uncertainties in transitioning the business relationships from the acquired entity to us; and

      o  the loss of key employees of acquired companies.

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

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS MAY SUFFER.

         Our growth since our initial public offering in 1993 has placed, and continues to place, a significant strain on our management, financial, operational, technical, sales and administrative resources. We intend to continue to grow by increasing our sales efforts and completing strategic acquisitions. To effectively manage our growth, we must, among other things:

      o engage, train and manage a larger sales force and additional service personnel;

      o  expand the geographic coverage of our sales force;

      o  expand our information systems;

      o identify and successfully integrate acquired businesses into our operations; and

      o  enforce appropriate financial and administrative control procedures.

         Any failure to effectively manage our growth may cause our business to suffer and our stock price to decline.

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management's assessment or issue a qualified report. Additionally, if we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

SOME OF OUR OPERATIONS ARE LOCATED IN CALIFORNIA AND, AS A RESULT, ARE SUBJECT TO NATURAL DISASTERS, WHICH COULD RESULT IN A BUSINESS STOPPAGE AND NEGATIVELY AFFECT OUR OPERATING RESULTS.

         Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters and a significant portion of our business operations, computer systems and personnel are located in the San Francisco Bay area which is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should an earthquake or other catastrophes, such as fires, floods, power loss, communication failure or similar events disable our facilities, we have limited available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results.

ITEM 2. PROPERTIES

         In the Americas, we maintain 49 sales offices in a variety of locations, including the U.S., Canada, Argentina, Brazil, Chile and Mexico. In Europe, we maintain sales offices in Austria, Belgium, England, Ireland, France, Germany, Italy, the Netherlands and Sweden. In addition to our sales offices, we operate six integration and service facilities and 11 warehouses. We currently operate four significant management and distribution centers. Our corporate headquarters is located in San Jose, California, where we currently lease office space and distribution facilities with approximately 160,000 square feet of space. The leases expire in 2007. In Chessington, England, we acquired a facility with approximately 102,000 square feet that serves as our center for directing and managing our operations in the United Kingdom and Europe. Our European distribution center is located in Birmingham, England where we lease a warehouse facility with approximately 130,000 square feet of space. This lease expires in 2019. In Manchester, England, we acquired a facility with approximately 23,000 square feet that serves as our center for directing and managing our value added and storage solutions services in the United Kingdom and Ireland. In Miami, Florida, we currently lease a facility with approximately 65,000 square feet that serves as our center for directing and managing our business in Latin America. The lease expires in 2010, with one 5-year options to extend. In Montgomery, Alabama, we currently lease a facility with approximately 37,000 square feet that serves as our corporate technology and data center and our primary customer call center. The lease on this facility expires in October 2007. We believe that our existing facilities are adequate for our current operational needs.

ITEM 3. LEGAL PROCEEDINGS

         Bell and/or its subsidiaries are parties to various other legal proceedings arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flow or overall results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our Common Stock is traded on the Nasdaq National Market under the symbol "BELM." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq.

                                                          HIGH           LOW
                                                       ----------     ----------
2003
    First quarter                                      $     7.64     $     5.03
    Second quarter                                           5.75           3.56
    Third quarter                                            7.85           4.16
    Fourth quarter                                           9.88           6.70
2004
    First quarter                                      $    10.50     $     6.45
    Second quarter                                           8.32           5.31
    Third quarter                                            8.40           5.88
    Fourth quarter                                           9.80           7.67
2005
     First quarter (through March 11, 2005)            $     9.83     $     7.87

         On March 11, 2005, the last sale price of the Common Stock as reported by Nasdaq was $8.65 per share.

         As of March 11, 2005, there were approximately 365 holders of record of the Common Stock (not including shares held in street name).

         To date, we have paid no cash dividends to our shareholders. We have no plans to pay cash dividends in the near future. Our line of credit agreements prohibit the payment of dividends or other distributions on any of our shares except dividends payable in our capital stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated operations data for 2004, 2003 and 2002 and consolidated balance sheet data as of December 31, 2004 and 2003 set forth below have been derived from our consolidated financial statements and are qualified by reference to the consolidated financial statements included herein audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The selected consolidated operations data for 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

                                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                                 ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                      2004(1)         2003(2)           2002            2001(3)          2000(4)
                                                 -----------     -----------      -----------      -----------      -----------
Net sales                                        $ 2,827,777     $ 2,230,287      $ 2,104,922      $ 2,007,102      $ 1,804,102
Cost of sales                                      2,606,369       2,062,194        1,926,366        1,854,294        1,638,802
                                                 -----------     -----------      -----------      -----------      -----------
Gross profit                                         221,408         168,093          178,556          152,808          165,300
Selling, general and administrative expenses         185,240         155,710          165,624          157,910          121,088
Restructuring costs and special charges                   --           1,383            5,688            8,894               --
                                                 -----------     -----------      -----------      -----------      -----------
Total operating expenses                             185,240         157,093          171,312          166,804          121,088
Operating income (loss)                               36,168          11,000            7,244          (13,996)          44,212
Interest expense and other income                     16,854          16,143           16,910           20,362           14,495
                                                 -----------     -----------      -----------      -----------      -----------
Income (loss) from operations before taxes            19,314          (5,143)          (9,666)         (34,358)          29,717
Provision for (benefit from) income taxes              7,977            (669)          (2,612)         (12,251)          12,480
                                                 -----------     -----------      -----------      -----------      -----------
Net income (loss)                                $    11,337     $    (4,474)     $    (7,054)     $   (22,107)     $    17,237
                                                 ===========     ===========      ===========      ===========      ===========
Earnings (loss) per shares (5)
    Basic                                        $      0.41     $     (0.20)     $     (0.37)     $     (1.34)     $      1.17
                                                 ===========     ===========      ===========      ===========      ===========
    Diluted                                      $      0.40     $     (0.20)     $     (0.37)     $     (1.34)     $      1.05
                                                 ===========     ===========      ===========      ===========      ===========
Shares used in per share calculation
    Basic                                             27,665          22,324           19,201           16,495           14,673
                                                 ===========     ===========      ===========      ===========      ===========
    Diluted                                           28,409          22,324           19,201           16,495           16,415
                                                 ===========     ===========      ===========      ===========      ===========


                                                        AS OF DECEMBER 31,
                               ----------------------------------------------------------------------
BALANCE SHEET DATA:              2004(1)        2003(2)         2002          2001(3)        2000(4)
                               ----------     ----------     ----------     ----------     ----------
Working capital                $  276,487     $  283,634     $  206,786     $  183,964     $  136,810
Total assets                      840,589        712,999        614,191        643,687        661,207
Total long-term debt              208,602        207,827        179,237        176,441        106,871
Total shareholders' equity        222,690        193,410        145,849        125,769        129,532



(1) 2004 Statement of Operations data and Balance Sheet data include the results of operations of OpenPSL Holdings Limited since acquisition on June 22, 2004. See Note 4 of Notes to Consolidated Financial Statements.

(2) 2003 Statement of Operations data and Balance Sheet data include the results of operations of EBM Mayorista S.A. de C.V. since acquisition on October 15, 2003. See Note 4 of Notes to Consolidated Financial Statements.

(3) 2001 Statement of Operations data and Balance Sheet data include the results of operations of Touch The Progress Group BV since acquisition on May 22, 2001, Forefront Graphics on May 24, 2001 and Total Tec Systems, Inc. on November 13, 2001.

(4) 2000 Statement of Operations data and Balance Sheet data include the results of operations of Rorke Data, Inc. since acquisition on May 15, 2000 and Ideal Hardware Limited on August 3, 2000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For an understanding of the significant factors that influenced our performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and the other information appearing elsewhere in this report.

         Due to the severity and length of the downturn in the electronic component and computer product industry and in the global economy as a whole, we have recorded charges in recent years that are discussed more fully in "Restructuring and Other Charges" in this MD&A. These charges have had a significant impact on our results of operations for the years ended December 31, 2003 and 2002 presented in this Report as discussed further below.

         In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), we may also disclose pro forma or non-GAAP measures that may exclude certain items. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Management believes the pro forma measures also help indicate underlying trends in the business. Management also uses pro forma information to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a pro forma or non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

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

         The Securities and Exchange Commission defines critical accounting polices as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates. Management believes our most critical accounting policies relate to:

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

         We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 31, 2004 the allowance for doubtful accounts was $13.6 million and at December 31, 2003 it was $17.6 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In 2004, our bad debt expense was $9.0 million compared to $7.6 million in 2003. In 2002, restructuring and special charges of $1.7 million were recorded in the second quarter that related to a rapid deterioration in the financial condition of certain customers in Latin America resulting in their inability to make payments. Events giving rise to this provision related to the economic crisis in Argentina and the devaluation of the Argentinean peso.

Valuation of Inventory

         Inventories are recorded at the lower of cost (first in -- first out) or estimated market value. Our inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets whereby such inventories may be subject to early technological obsolescence. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. In the first quarter of 2003, we recorded inventory charges of $1.5 million of charges related to excess inventory on hand. These additional write-downs resulted from market conditions, changes to certain vendor relationships and the decision to discontinue certain product lines. These charges were included in the Statement of Operations within the caption "Cost of Sales." We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with our suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Special and Acquisition-Related Charges

         We have been subject to the financial impact of integrating acquired businesses and charges related to business reorganizations. In connection with such events, management is required to make estimates about the financial impact of such matters that are inherently uncertain. Accrued liabilities and reserves are established to cover the cost of severance, facility consolidation and closure, lease termination fees, inventory adjustments based upon acquisition-related termination of supplier agreements and/or the evaluation of the acquired working capital assets (inventory and accounts receivable), change-in-control expenses, and write-down of other acquired assets including goodwill. Actual amounts incurred could be different from those estimated.

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

Accounting for Income Taxes

         Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of our net foreign operating loss carry-forwards is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, we consider historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should we determine that we are not able to realize all or part of our deferred tax assets in the future, a valuation allowance is recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made.

Valuation of Goodwill and Intangible Assets

         At December 31, 2004, goodwill amounted to $92.6 million and identifiable intangible assets amounted to $9.4 million.

         We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We then compare the resulting fair value to our respective net book value, including goodwill. If the net book value of our company exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of our goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We completed the required annual impairment test, which resulted in no impairment for fiscal year 2004. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

Hedge Accounting

         We generate a substantial portion of our revenues in international markets, which subjects our operations and cash flows to the exposure of currency exchange fluctuations. We seek to minimize the risk associated with currency exchange fluctuations by entering into forward exchange contracts to hedge certain foreign currency denominated assets or liabilities. These derivatives do not qualify for SFAS 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings on line item 'Interest Expense and Other Income' to offset the changes in the fair value of the assets or liabilities being hedged.

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

         Bell Microproducts' results for the fourth quarter and full year 2004 improved significantly over the prior year's results. We achieved record revenues for both reporting periods and generated revenue improvement in all geographies and all major product categories compared to the same periods last year. Gross profit margins also increased for both reporting periods as compared to the prior year. The higher gross margins, combined with controlling operating expenses, resulted in a significant increase in operating margins and overall profitability, both year-over-year and sequentially by quarter. Efforts to drive increased profitability throughout the company, coupled with the acquisition of OpenPSL in the middle of 2004, resulted in a strong performance in the Americas and significant improvement in our European operations.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         Net sales were $2,827.8 million for the year ended December 31, 2004, which represented an increase of $597.5 million, or 27% over 2003. The sales increase was driven by an increase of $343.8 million in Solutions sales as well as an increase of $253.7 million in sales of Components and Peripherals. The Solutions sales increase was due to the growth of this market, a growth in market share and the acquisition of OpenPSL Limited ("OpenPSL") in June of 2004. OpenPSL contributed approximately $120 million of our Solutions sales in 2004. The increase in sales of Components and Peripherals was due primarily to growth in components sales in North America.

         Our gross profit for 2004 was $221.4 million, an increase of $53.3 million, or 32% from 2004. The increase in gross profit was primarily due to an increase in sales volume, product mix and the acquisition of OpenPSL in June 2004. The acquisition of OpenPSL contributed approximately $19.3 million in 2004. Our gross profit margin increased to 7.8% in 2004, compared to 7.5% in 2003.

         Selling, general and administrative expenses increased to $185.2 million in 2004 from $157.1 million in 2003, an increase of $28.1 million, or 18%. As a percentage of sales, selling, general and administrative expenses decreased to 6.6% compared to 7.0% in 2003. The increase in expenses was primarily attributable to the increase in sales volume. Additionally, our acquisition of OpenPSL added approximately $10.2 million to our consolidated expenses and we incurred approximately $3.5 million related to our profitability improvement actions in Europe which included involuntary terminations, consolidation of facilities and other non-personnel costs, and $1.3 million related to Sarbanes Oxley compliance.

         Interest expense and other income increased to $16.9 million from $16.1 million in 2003, an increase of approximately $800,000, or 5%. The increase in interest expense and other income was primarily due to overall increased bank borrowings during 2004 for worldwide working capital purposes and the acquisition of OpenPSL. The average interest rate in 2004 was 5.5% versus 6.8% in 2003.

         In 2004, we recorded an effective tax rate of 41% on the income before taxes compared to an effective tax benefit rate of 13% on losses before taxes for 2003. The change in the tax rate was primarily related to the shift to profitability in 2004 compared to a loss in 2003 and also related to the jurisdictions in which the profits were earned. The tax benefit rate for the 2003 loss was primarily driven by deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Plan

         In the second quarter of 2004, we were released from certain contractual obligations related to excess facilities in the U.S. for which restructuring charges had been recorded in 2002. Accordingly, we released approximately $300,000 of our restructuring reserve related to that facility. Additionally, we revised our estimates for future lease obligations for non-cancelable lease payments for excess facilities in Europe and recorded an additional $300,000 of restructuring charges.

         In the first quarter of 2003, we continued to implement profit improvement and cost reduction measures, and recorded restructuring costs of $1.4 million. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. We terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales, and expect annual savings of approximately $8 million. Expected savings related to vacated facilities is not material. Future savings expected from restructuring related cost reductions will be reflected as a decrease in 'Selling, General and Administrative expenses' on the Statement of Operations. We also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

         Outstanding liabilities related to these charges are summarized as follows (in thousands):

                                  Balance at     Restructuring    Restructuring                        Balance at
                                 Beginning of     and Special         Reserve            Cash            End of
Year Ended December 31,             Period          Charges           Release          Payments          Period
                                 ------------    -------------    -------------      ------------     ------------
2002
Severance costs                  $         56     $      1,167     $         --      $        678     $        545
Lease costs                                99            2,515               --               535            2,079
Other facility closure costs               --              306               --               306               --
                                 ------------     ------------     ------------      ------------     ------------
Total                                     155            3 988               --             1,519            2,624

2003
Severance costs                           545            1,327               --             1,638              234
Lease costs                             2,079               56               --               808            1,327
                                 ------------     ------------     ------------      ------------     ------------
Total                                   2,624            1,383               --             2,446            1,561

2004
Severance costs                           234               --               --               234               --
Lease costs                             1,327              300             (300)              618              709
                                 ------------     ------------     ------------      ------------     ------------
Total                            $      1,561     $        300     $       (300)     $        852     $        709
                                 ============     ============     ============      ============     ============

         Management expects to extinguish the restructuring and special charges liabilities of $709,000 by November 2007.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Net sales were $2,230.3 million for the year ended December 31, 2003, which represented an increase of $125.4 million, or 6% over 2002. Solutions sales increased by $145.3 million, primarily due to increased demand across all geographies, particularly in the European market. Sales of components and peripherals decreased by $19.9 million primarily due to pricing pressures in the industry and our decision to discontinue certain non-strategic product lines, as discussed below.

         Our gross profit for 2003 was $168.1 million, a decrease of $10.5 million, or 6% from 2002. In 2003, both gross margins and gross profit dollars were negatively impacted by worldwide competitive pricing pressures and a shift in product mix resulting from rapid growth of certain products that carry lower than average gross margins. We also recorded an inventory charge of $1.5 million taken in the first quarter of 2003 related to the impact of unfavorable market conditions and our decision to reposition our product offerings and discontinue certain non-strategic product lines, as discussed below. Gross margin was 7.5% in 2003, compared to 8.5% in 2002.

         Selling, general and administrative expenses decreased to $155.7 million in 2003 from $165.6 million in 2002, a decrease of $9.9 million, or 6%. As a percentage of sales, selling, general and administrative expenses decreased to 7.0% compared to 7.9% in 2002. The decrease in expenses was attributable to the profit improvement actions undertaken by us in the second half of 2002.

         Interest expense and other income decreased in 2003 to $16.1 million from $16.9 million in 2002, a decrease of $800,000, or 5%. The decrease in interest expense and other income was primarily due to overall decreased bank borrowings during 2003 for worldwide working capital purposes and decreased interest rates. The average interest rate in 2003 was 6.8% versus 7.0% in 2002.

         In 2003, we recorded a tax benefit at a rate of 13% on the loss before taxes compared to the 2002 tax benefit rate of 27% on losses before taxes. The lower tax benefit rate for 2003 was primarily related to deferred tax valuation allowances established related to losses incurred in certain foreign jurisdictions.

Restructuring Plan

         In the second quarter of 2004, we were released from certain contractual obligations related to excess facilities in the U.S. for which restructuring charges had been recorded in 2002. Accordingly, we released approximately $300,000 of our restructuring reserve related to that facility. Additionally, we revised our estimates for future lease obligations for non-cancelable lease payments for excess facilities in Europe and recorded an additional $300,000 of restructuring charges.

         In the first quarter of 2003, we continued to implement profit improvement and cost reduction measures, and recorded restructuring costs of $1.4 million. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. We terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales, and expect annual savings of approximately $8 million. Expected savings related to vacated facilities is not material. Future savings expected from restructuring related cost reductions will be reflected as a decrease in 'Selling, General and Administrative expenses' on the Statement of Operations. We also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines.

         In the second and third quarters of 2002, as part of our plan to reduce costs and improve operating efficiencies, we recorded special charges of $5.7 million. These costs consisted primarily of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and costs of $583,000 related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into our TTP division in Almere, Netherlands. These special charges also included provisions for certain Latin American receivables of $1.7 million, and severance and benefits of $1.1 million related to worldwide involuntary terminations. We terminated 78 employees, predominately in sales and marketing functions and eliminated two executive management positions in the U.S. Future expected costs reductions will be reflected in the Statement of Operations line item 'Selling, General and Administrative expenses.'

         Outstanding liabilities related to these charges are summarized as follows (in thousands):


                                   Balance at        Restructuring      Restructuring                           Balance at
                                  Beginning of        and Special          Reserve              Cash              End of
Year Ended December 31,              Period             Charges            Release            Payments            Period
                                 --------------     --------------     --------------      --------------     --------------
2002
Severance costs                  $           56     $        1,167     $           --      $          678     $          545
Lease costs                                  99              2,515                 --                 535              2,079
Other facility closure costs                 --                306                 --                 306                 --
                                 --------------     --------------     --------------      --------------     --------------
Total                                       155              3 988                 --               1,519              2,624

2003
Severance costs                             545              1,327                 --               1,638                234
Lease costs                               2,079                 56                 --                 808              1,327
                                 --------------     --------------     --------------      --------------     --------------
Total                                     2,624              1,383                 --               2,446              1,561

2004
Severance costs                             234                 --                 --                 234                 --
Lease costs                               1,327                300               (300)                618                709
                                 --------------     --------------     --------------      --------------     --------------
Total                            $        1,561     $          300     $         (300)     $          852     $          709
                                 ==============     ==============     ==============      ==============     ==============

         Management expects to extinguish the restructuring and special charges liabilities of $709,000 by November 2007.

LIQUIDITY AND CAPITAL RESOURCES

         In recent years, we have funded our working capital requirements principally through borrowings under subordinated term loans and bank lines of credit, as well as proceeds from warrant and stock option exercises. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions. In March 2004, we completed a private offering of $110 million convertible subordinated notes with proceeds of $106 million, net of expenses. In August 2003, we completed a registered public offering of approximately 5.75 million shares of our common stock, with proceeds net of commissions, discounts and expenses of $34.9 million. In addition, in March 2002, we received $16.5 million from a private equity financing.

         To date, we have paid no cash dividends to its shareholders. We have no plans to pay cash dividends in the near future. Our line of credit agreements prohibit the payment of dividends or other distributions on any of our shares except dividends payable with our capital stock.

         Our future cash requirements will depend on numerous factors, including potential acquisitions and the rate of growth of our sales and our effectiveness at controlling and reducing costs.

         The net amount of cash used in investing activities was $38.9 million in 2004, which was primarily related to the acquisitions of OpenPSL Limited and other property and equipment. The net amount of cash provided by financing activities was $26.5 million which was primarily related to the issuance of convertible notes and net repayments under our short and long-term borrowing facilities. The net amount of cash provided by operating activities in 2004 was $19.4 million.

         Our accounts receivable increased to $376.0 million at December 31, 2004, from $309.9 million at December 31, 2003. Increases to accounts receivable resulting from increased sales were offset by our reduction in days sales outstanding to 42 at December 31, 2004, from 44 days at December 31, 2003. Our inventories increased to $271.8 million at December 31, 2004, from $257.0 million at December 31, 2003. This increase was primarily due to our need to support sales growth. However, due to management of inventory, there was a decrease in average days in inventory to 33 days at December 31, 2004 as compared to 39 days at December 31, 2003. Our accounts payable increased to $307.4 million in 2004 from $250.5 million in 2003 as a result of a change in the timing of inventory purchases and receipts and our efforts to manage working capital.

         The net amount of cash provided by financing activities was $57.5 million in 2003, which was primarily the result of proceeds from the issuance of common stock and net borrowings on the Company's short and long term borrowing facilities. The net amount of cash used in operating activities in 2003 was $55.5 million. Net cash used in investing activities in 2003 was $9.3 million, which was primarily related to the acquisitions of EBM Mayorista and other property and equipment.

         Our accounts receivable increased to $309.9 million at December 31, 2003, from $277.3 million at December 31, 2002. Increases to accounts receivable resulting from increased sales were offset by our reduction in days sales outstanding to 44 at December 31, 2003, from 47 days at December 31, 2002. Our inventories increased to $257.0 million at December 31, 2003, from $182.8 million at December 31, 2002. This increase was primarily due to our need to support anticipated sales growth. Our accounts payable increased to $250.5 million in 2003 from $211.9 million in 2002 as a result of a change in the timing of inventory purchases and receipts.

         On March 5, 2004, we completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024 (the "Old Notes"). On December 20, 2004, we completed our offer to exchange newly issued 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes") for an equal amount of its outstanding Old Notes. Approximately $109,600,000 aggregate principal amount of the Old Notes, representing approximately 99.6 percent of the total principal amount of Old Notes outstanding, were tendered in exchange for an equal principal amount of New Notes. The New Notes mature on March 5, 2024 and bear interest at the rate of 3 3/4% per year on the principal amount, payable semi-annually on March 5 and September 5, beginning on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, we will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (i) the principal amount of each New Note to be converted and (ii) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.958 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The applicable stock price is the average of the closing sales prices of our common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, we will be required to deliver to holders upon conversion, at its option, (i) a number of shares of our common stock, (ii) cash, or (iii) a combination of cash and shares of our common stock in an amount calculated as described in the prospectus filed by us in connection with the exchange offer. In lieu of paying cash and shares of our common stock upon conversion, we may direct its conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by us for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (i) a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or (ii) cash or (iii) a combination of cash and shares of our common stock. Any New Notes exchanged by the designated institution will remain outstanding. We may redeem some or all of the New Notes for cash on or after March 5, 2009 and before March 5, 2011 at a redemption price of 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, but only if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a 30 consecutive trading day period ending on the trading day before the date the redemption notice is mailed. We may redeem some or all of the New Notes for cash at any time on or after March 5, 2011 at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. We may be required to purchase for cash all or a potion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the new notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.

         On September 13, 2004, we entered into an amendment to our syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At our option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. We also pay an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended December 31, 2004 was 4.83%, and the balance outstanding at December 31, 2004 was $686,000. Our obligations under the Congress Facility are secured by certain assets of our North and South American subsidiaries. The Congress Facility requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

         On September 20, 2004, Bell Microproducts (the parent company only) ("Bell"), entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks secured by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $75 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended December 31, 2004 was 2.98%, and the balance outstanding at December 31, 2004 was $42 million. Obligations of Funding under the Wachovia Facility are secured by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy. In January 2005, the agreement was amended to increase the maximum principal amount available from $75 million to $90 million.

         On December 2, 2002, as further amended in December 2004, we entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $144 million at December 31, 2004. The Bank of America facility matures on July 15, 2006. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At our option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended December 31, 2004 was 6.4%, and the balance outstanding at December 31, 2004 was $17.6 million. Our obligations under the revolving line of credit are secured by certain assets of our European subsidiaries. The revolving line of credit requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

         On July 6, 2000, and as amended on May 3, 2004, we entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which we borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, we entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at December 31, 2004 was $36.5 million. We initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At December 31, 2004, the fair value of the interest rate swap was ($490,000). The RSA facility is secured by a second lien on certain of our North American and South American assets. We must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at December 31, 2004 on this long-term debt was $52.0 million, $10.5 million is payable in 2005, $7.0 million is payable in 2006, $7.9 million is payable in 2007 and $26.6 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at December 31, 2004 was $51.5 million.

         On May 9, 2003, we entered into a mortgage agreement with Bank of Scotland for L6 million, or the U.S. dollar equivalent of approximately $11.5 million, as converted at December 31, 2004. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately L150,000, or $288,000 USD, plus interest. The principal amount due each year is approximately $1.2 million. The balance of the mortgage as converted to USD at December 31, 2004 was $10.2 million. Terms of the mortgage require us to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

         On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a short-term financing agreement with GE Commercial Distribution Finance ("GE Facility") for up to L17.5 million or the U.S. dollar equivalent of $31.7 million. The loan was secured by certain OpenPSL accounts receivable and bore interest at Euribor plus 2.25%. This agreement was terminated on September 22, 2004 and the balance outstanding at that date was repaid in full.

         Our agreement with IFN Finance BV was amended in December 2004 to reduce our $7.5 million in short-term financing to $4.7 million. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. There were no outstanding borrowings at December 31, 2004.

         On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of L670,000, or the U.S. dollar equivalent of approximately $1.3 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately L7,600, or $14,600 U.S. dollars. The balance on the mortgage was $897,000 at December 31, 2004.

         The following table describes our commitments to settle contractual obligations in cash as of December 31, 2004 (in thousands):

                                                              Payments Due By Period
                                       ----------------------------------------------------------------------
                                        Up to 1          2-3             4-5         After 5
Contractual Obligations                   Year          Years           Years          Years         Total
----------------------------------     ----------     ----------     ----------     ----------     ----------
Notes Payable (1)                      $   11,826     $   17,502     $   20,802     $  122,426     $  172,556
Capital leases                              1,102            790              7             --          1,899
                                       ----------     ----------     ----------     ----------     ----------
Subtotal debt obligations                  12,928         18,292         20,809        122,426        174,455

Operating leases                            8,587         13,170          6,004         15,005         42,766
                                       ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations     $   21,515     $   31,462     $   26,813     $  137,431     $  217,221
                                       ==========     ==========     ==========     ==========     ==========

         (1) Notes payable primarily consist of the 3 3/4% convertible subordinated notes, the RSA facility and the mortgages with Bank of Scotland and HSBC Bank.

         Other contractual obligations of ours include a $125 million revolving line of credit with Wachovia Bank, N.A., scheduled to mature July 31, 2007, a $144 million borrowing facility with Bank of America, scheduled to mature July 15, 2006, a $75 million securitization program with Wachovia Bank, N.A. scheduled to mature September 20, 2007 and a $4.7 million borrowing facility with IFN Finance BV, which continues until terminated by either party. Amounts outstanding at December 31, 2004 under these facilities were $686,000, $17.6 million and $42.0 million, respectively with no balance outstanding under the IFN facility.

         We incurred net losses in 2003 and 2002. The 2003 loss is related to declining product gross margins, certain restructuring initiatives including the reduction of headcount and the discontinuation of certain product lines. The 2002 loss is related to certain restructuring initiatives including the reduction of headcount and the abandonment of facilities and the increase in "Selling, General, and Administrative Expenses."

         We anticipate that our existing cash and our ability to borrow under our lines of credit will be sufficient to meet our anticipated cash needs for operations and capital requirements through December 31, 2005.

         Our expectations as to cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond our control. If revenues do not match projections and if losses exceed our expectations, we will implement cost saving initiatives. If we are unable to sustain our profitability, in order to continue operations, we may need to obtain additional debt financing or sell additional shares of our equity securities. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our intended business objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our earnings per share for the three month and twelve month periods ended December 31, 2004, as we do not have participating securities.

         In September 2004, the Emerging Issues Task Force issued Statement No. 04-10, "Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," ("EITF 04-10"). The EITF gives guidance to companies on what to consider in determining the aggregation criteria and guidance from paragraphs 17 and 19 of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Specifically, whether operating segments must always have similar economic characteristics and meet a majority of the remaining five aggregation criteria, items (a)-(e), listed in paragraph 17 of SFAS 131, or whether operating segments must meet a majority of all six aggregation criteria (that is, the five aggregation criteria, items (a)-(e), listed in paragraph 17 and similar economic characteristics), in determining the appropriate segment reporting disclosures. We are in the process of assessing the impact of EITF 04-10 on our financial statement disclosures.

         On October 13, 2004 the Financial Accounting Standards Board (FASB) ratified the consensus the EITF reached on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF changes the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF requires retroactive restatement of prior period earnings per share for all periods in which securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding. As of December 31, 2004, we had two series of contingently convertible notes outstanding, including approximately $0.4 million in aggregate principal amount of its 3 3/4% Convertible Subordinated Notes due 2024 (the "Old Notes") and approximately $109.6 million in aggregate principal amount of its 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes"). Because the terms of the Old Notes require settlement in shares of common stock of the full value of the notes upon conversion, all shares potentially issuable at the end of each reporting period would be included in diluted weighted average shares outstanding. In addition, for purposes of calculating diluted earnings per share,we would be required to add back to net income the after-tax interest expense on the notes for each reporting period, as if the notes had been converted to common stock at the beginning of the period. We have concluded that the restatement would have no material effect on previously reported diluted earnings per share. The New Notes would only be included in the diluted earnings per share calculation at such time in the future when our stock price rises above the conversion price. The dilutive impact would be equal to the number of shares needed to satisfy the "in-the-money" value of the New Notes, assuming conversion (see Note 6 for a discussion of the New Notes). The adoption of this consensus did not have a material impact on diluted earnings per share for the period ended December 31, 2004.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires those items to be excluded from the cost of inventory and expensed when incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material effect on the results of operations or consolidated financial position.

         In December 2004, the FASB issued SFAS No. 123(R) ("SFAS 123(R)"), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We currently account for our employee stock options in accordance with APB 25 while disclosing the pro forma effect of the options and restricted stock grants had they been recorded under the fair value method. As required by the Statement, we plan to adopt the revised Statement in our quarter ending June 30, 2005. We are in the process of evaluating the impact of the adoption of this standard on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to interest rate risk on our variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the year ended December 31, 2004, average borrowings outstanding on the variable rate credit facility with Congress Financial Corporation (Western) were $47 million, average borrowings with Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation were $38 million and average borrowings with Bank of America, N.A. were $52 million. These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.4 million.

         A substantial part of our revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. We enter into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of Bell or its subsidiaries entering into transactions denominated in currencies other than their functional currency, Bell recognized a foreign currency gain of $733,000 during the year ended December 31, 2004. To the extent we are unable to manage these risks, our results, financial position and cash flows could be materially adversely affected.

         In August 2003, we entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at December 31, 2004 was $36.5 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose us to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($490,000) at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements                               Form 10-K
                                                                        Page Number
                                                                        -----------
Report of Independent Registered Public Accounting Firm                     33

Consolidated Balance Sheets at December 31, 2004
  and 2003                                                                  35

Consolidated Statements of Operations for the years
  ended December 31, 2004, 2003 and 2002                                    36

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 2004, 2003 and 2002                                    37

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002                                          38

Notes to Consolidated Financial Statements                                  39

Financial Statement Schedules:

Consolidated Financial Statement Schedule II
  --    Valuation and Qualifying Accounts and Reserves                      65

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Bell Microproducts Inc. and Subsidiaries:

We have completed an integrated audit of Bell Microproducts Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Microproducts Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and Note 3 to the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting appearing," under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

As described in "Management's Report on Internal Control Over Financial Reporting," management has excluded OpenPSL, Ltd from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded OpenPSL from our audit of internal control over financial reporting. OpenPSL is a wholly-owned subsidiary whose total assets and total revenues represent 7% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.




PricewaterhouseCoopers LLP
San Jose, CA
March 16, 2005

                             BELL MICROPRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               December 31,
                                                                        -------------------------
                                                                           2004           2003
                                                                        ----------     ----------
ASSETS
Current assets:
     Cash and cash equivalents                                          $   13,294     $    4,904
     Accounts receivable, net                                              376,017        309,905
     Inventories                                                           271,797        256,992
     Prepaid expenses and other current assets                              24,676         23,595
                                                                        ----------     ----------
              Total current assets                                         685,784        595,396

Property and equipment, net                                                 42,805         43,545
Goodwill                                                                    92,605         60,236
Intangibles, net                                                             9,407          6,544
Deferred debt issuance costs and other assets                                9,988          7,278
                                                                        ----------     ----------
     Total assets                                                       $  840,589     $  712,999
                                                                        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  307,373     $  250,494
     Borrowings under lines of credit                                       17,577          3,009
     Short-term note payable and current portion of long-term notes
        payable                                                             12,183         11,848
     Other accrued liabilities                                              72,164         46,411
                                                                        ----------     ----------
              Total current liabilities                                    409,297        311,762

Borrowings under lines of credit                                            42,686        127,416
Long-term notes payable                                                    160,905         77,608
Other long-term liabilities                                                  5,011          2,803
                                                                        ----------     ----------
     Total liabilities                                                     617,899        519,589
                                                                        ----------     ----------

Commitments and contingencies (Note 11)

Shareholders' equity:
     Preferred Stock, $0.01 par value, 10,000 shares authorized;
        none issued and outstanding                                             --             --
     Common Stock, $0.01 par value, 80,000 shares authorized;
        28,672 and 26,907 shares issued and outstanding                    167,705        157,251
     Retained earnings                                                      32,174         20,837
     Accumulated other comprehensive income                                 22,811         15,322
                                                                        ----------     ----------
              Total shareholders' equity                                   222,690        193,410
                                                                        ----------     ----------
     Total liabilities and shareholders' equity                         $  840,589     $  712,999
                                                                        ==========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  Year Ended December 31,
                                                      ------------------------------------------------
                                                          2004              2003              2002
                                                      ------------      ------------      ------------
Net sales                                             $  2,827,777      $  2,230,287      $  2,104,922
Cost of sales                                            2,606,369         2,062,194         1,926,366
                                                      ------------      ------------      ------------

Gross profit                                               221,408           168,093           178,556

Selling, general and administrative expenses               185,240           155,710           165,624
Restructuring costs and special charges                         --             1,383             5,688
                                                      ------------      ------------      ------------
Total operating expenses                                   185,240           157,093           171,312

Operating income                                            36,168            11,000             7,244
Interest expense and other income                           16,854            16,143            16,910
                                                      ------------      ------------      ------------

Income (loss) from operations before income taxes           19,314            (5,143)           (9,666)
Provision for (benefit from) income taxes                    7,977              (669)           (2,612)
                                                      ------------      ------------      ------------
Net income (loss)                                     $     11,337      $     (4,474)     $     (7,054)
                                                      ============      ============      ============


Income (loss) per share
        Basic                                         $       0.41      $      (0.20)     $      (0.37)
                                                      ============      ============      ============
        Diluted                                       $       0.40      $      (0.20)     $      (0.37)
                                                      ============      ============      ============

Shares used in per share calculation
       Basic                                                27,665            22,324            19,201
                                                      ============      ============      ============
       Diluted                                              28,409            22,324            19,201
                                                      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                             Common Stock                                              Other
                                      -------------------------        Deferred        Retained     Comprehensive
                                        Shares          Amount       Compensation      Earnings         Income          Total
                                      ----------      ----------     ------------     ----------    -------------     ----------
Balance at December 31, 2001              17,578      $   94,553              --      $   32,365      $   (1,149)     $  125,769

Foreign currency translation                  --              --              --              --           5,799           5,799
Net loss                                      --              --              --          (7,054)             --          (7,054)
                                                                                                                      ----------
Total comprehensive loss                                                                                                  (1,255)
Issuance of Common Stock in
   private placement                       1,500          12,642              --              --              --          12,642
Issuance of stock warrants in
   private placement                          --           3,858              --              --              --           3,858
Exercise of stock options,
   including related tax benefit
   of $ 581                                  301           2,421              --              --              --           2,421
Issuance of Common Stock under
   Stock Purchase Plan                       399           2,318              --              --              --           2,318
Issuance of Common Stock for
   business acquisitions                     349              --              --              --              --              --
Issuance of restricted stock,                 --           1,330          (1,330)             --              --              --
Amortization of deferred
  compensation                                --              --              96              --              --              96
                                      ----------      ----------      ----------      ----------      ----------      ----------
Balance at December 31, 2002              20,127         117,122          (1,234)         25,311           4,650         145,849

Foreign currency translation                  --              --              --              --          10,672          10,672
Net loss                                      --              --              --          (4,474)             --          (4,474)
                                                                                                                      ----------
Total comprehensive income                                                                                                 6,198
Issuance of Common Stock in
   secondary public offering,
   net of issuance costs of $ 990          5,750          34,947          34,947
Exercise of stock options,
   including related tax benefit
   of $ 156                                  604           3,720              --              --              --           3,720
Issuance of Common Stock under
   Stock Purchase Plan                       426           1,545              --              --              --           1,545
Issuance of restricted stock                  --           4,037          (4,037)             --              --              --
Cancellation of restricted stock              --            (107)            107              --              --              --
Amortization of deferred
   compensation                               --              --           1,151              --              --           1,151
                                      ----------      ----------      ----------      ----------      ----------      ----------
Balance at December 31, 2003              26,907         161,264          (4,013)         20,837          15,322         193,410

Foreign currency translation                  --              --              --              --           7,489           7,489
Net income                                    --              --              --          11,337              --          11,337
                                                                                                                      ----------
Total comprehensive income                                                                                                18,826
Exercise of stock options,
   including related tax benefit
   of $ 615                                  737           3,529              --              --              --           3,529
Issuance of Common Stock under
   Stock Purchase Plan                       363           1,390              --              --              --           1,390
Issuance of acquisition shares               665           4,107              --              --              --           4,107
Issuance of restricted stock                  --           2,117          (2,117)             --              --              --
Cancellation of restricted stock              --            (782)            782              --              --              --
Amortization of deferred
  compensation                                --              --           1,428              --              --           1,428
                                      ----------      ----------      ----------      ----------      ----------      ----------
Balance at December 31, 2004              28,672      $  171,625      $   (3,920)     $   32,174      $   22,811      $  222,690
                                      ==========      ==========      ==========      ==========      ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (INCREASE (DECREASE) IN CASH, IN THOUSANDS)


                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                                         2004            2003            2002
                                                                      ----------      ----------      ----------
Cash flows from operating activities:
      Net income (loss)                                               $   11,337      $   (4,474)     $   (7,054)
      Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
      Depreciation and amortization                                       13,794          12,246          10,803
      Provision for doubtful accounts                                      8,970           7,569          11,357
      Loss on disposal of property, equipment and other                       18             197           1,337
      Deferred income taxes                                                 (393)         (1,111)           (235)
      Tax benefit from stock options                                         615             156             581
      Changes in assets and liabilities:
             Accounts receivable                                         (33,148)        (16,415)         32,391
             Inventories                                                  (3,873)        (56,218)         21,210
             Prepaid expenses                                                (60)          3,756             117
             Other assets                                                 (2,076)            478             (99)
             Accounts payable                                             10,856          10,891         (34,617)
             Other accrued liabilities                                    13,406         (12,605)         (9,418)
                                                                      ----------      ----------      ----------
      Net cash provided by (used in) operating activities                 19,446         (55,530)         26,373

Cash flows from investing activities:
      Acquisition of property, equipment and other                        (4,353)         (3,528)        (11,143)
      Proceeds from sale of property, equipment and other                     54              53           1,794
      Acquisitions of businesses, net of cash (Note 4)                   (34,606)         (5,867)             --
                                                                      ----------      ----------      ----------
Net cash used in investing activities                                    (38,905)         (9,342)         (9,349)

Cash flows from financing activities:
      Net borrowings (repayments) under line of credit agreements        (77,381)         14,896         (22,592)
      Changes in book overdraft                                           18,235          13,595              --
      Repayments of long-term notes payable to RSA                       (27,000)         (7,000)         (7,000)
      Proceeds from issuance of convertible notes                        110,000              --              --
      Borrowings of notes and leases payable                                 218          10,715           9,545
      Repayment of notes and leases payable                               (1,845)        (14,773)         (8,081)
      Proceeds from issuance of Common Stock and warrants                  4,304          40,056          20,658
                                                                      ----------      ----------      ----------
Net cash provided by (used in) financing activities                       26,531          57,489          (7,470)

Cash acquired upon acquisitions of businesses                                864              --              --
Effect of exchange rate changes on cash                                      454             262           1,163
                                                                      ----------      ----------      ----------
Net increase (decrease) in cash                                            8,390          (7,121)         10,717
Cash at beginning of year                                                  4,904          12,025           1,308
                                                                      ----------      ----------      ----------
Cash at end of year                                                   $   13,294      $    4,904      $   12,025
                                                                      ==========      ==========      ==========

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
             Interest                                                 $   17,083      $   16,789      $   17,664
             Income taxes                                             $    4,560      $      715      $      499
Supplemental non-cash financing activities:
      Issuance of restricted stock                                    $    2,117      $    4,037      $    1,330
      Common Stock issued for acquisition (Note 4)                    $    4,107      $       --      $       --
      Change in fair value of interest rate swap                      $     (490)     $       --      $       --



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

          The Company incurred net losses in 2003 and 2002. The 2003 loss is related to declining product gross margins and certain restructuring initiatives including the reduction of headcount and the discontinuation of certain product lines. The 2002 loss is related to certain restructuring initiatives including the reduction of headcount, the abandonment of facilities, and the increase in "Selling, General, and Administrative Expenses."

         As is more fully discussed in Note 6, the Company has a $75 million securitization program and a $125 million line of credit facility with a group of lenders for operations in North and South America. The Company had approximately $104 million in unused borrowing capacity at December 31, 2004 related to these facilities. These facilities are limited to use for certain operations within the Americas and the funds can be used outside the Americas if permission is received by the Company from the lenders. The Company also has a total of $149 million available in line of credit facilities with lenders in Europe. At December 31, 2004, the Company had approximately $106 million available in unused borrowing capacity under these arrangements. These facilities are limited to use for operations within Europe and the United Kingdom. In March 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024.

         The Company anticipates that its existing cash and its ability to borrow under its lines of credit will be sufficient to meet the Company's anticipated cash needs for operations and capital requirements through December 31, 2005.

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

REVENUE RECOGNITION

         Revenue is recognized when title transfers to the customer and when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Transactions with sale terms of FOB shipping point are recognized when the products are shipped and transactions with sale terms of FOB destination are recognized upon arrival. Shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in total costs for all periods presented. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other current liabilities. A reconciliation of the changes in the product warranty liability during 2004 is as follows (in thousands):

                                    2004            2003
                                 ----------      ----------
Balance at January 1             $      638      $      682
Provision based on sales                275             708
Foreign currency translation              9              21
Warranty expenses incurred             (254)           (773)
                                 ----------      ----------
Balance at December 31           $      668      $      638
                                 ==========      ==========

CONCENTRATION OF CREDIT AND OTHER RISKS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated collection losses. No customer accounts for more than 10% of sales in any of the three years ended December 31, 2004, 2003 and 2002, or accounts receivable at December 31, 2004 and 2003.

         Four vendors accounted for 50%, 45% and 43% of the Company's inventory purchases during 2004, 2003 and 2002, respectively.

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

GOODWILL

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to perform an annual impairment test for goodwill. SFAS No. 142 requires the Company to compare the fair value of the Company to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows. The Company performs this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company completed the required annual impairment test, which resulted in no impairment for fiscal year 2004.

LONG-LIVED ASSETS

         Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Other intangible assets are recorded at cost and amortized over periods ranging from 2 to 40 years.

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

         Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                                      Year Ended December 31,
                                                         --------------------------------------------------
                                                             2004               2003               2002
                                                         -------------     -------------      -------------
Net income (loss)                                        $      11,337     $      (4,474)     $      (7,054)
                                                         =============     =============      =============
Weighted average common shares outstanding (basic)              27,665            22,324             19,201

Effect of dilutive options and grants
                                                                   744                --                 --
                                                         -------------     -------------      -------------
Weighted average common shares outstanding (diluted)            28,409            22,324             19,201
                                                         =============     =============      =============
Earnings (loss) per share:
Basic                                                    $        0.41     $       (0.20)     $       (0.37)
                                                         =============     =============      =============
Diluted                                                  $        0.40     $       (0.20)     $       (0.37)
                                                         =============     =============      =============

         At December 31, 2004, 888,430 restricted stock grants and options to purchase common stock were excluded from the calculation of diluted EPS because they were anti-dilutive. At December 31, 2003 and 2002, all outstanding restricted stock grants, options and warrants to purchase 4,772,575 and 6,117,246 shares of common stock respectively were excluded from the computation of diluted net loss per share because they were anti-dilutive.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the Statements of Operations.

COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss and the change in the foreign currency translation adjustment.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's Statements of Operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

         The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The estimated fair value of each the Company option is calculated using the Black-Scholes option-pricing model.

                                                                (In millions, except per share amounts):
                                                                  2004            2003            2002
                                                               ----------      ----------      ----------
Net income (loss) as reported:                                 $   11,337      $   (4,474)     $   (7,054)
Add: Stock-based employee compensation expense included in
reported earnings, net of tax                                         831           1,001              57
Deduct: Stock-based employee compensation expense
determined under the fair value method, net of tax                 (4,064)         (4,591)         (6,039)
                                                               ----------      ----------      ----------
Pro forma net income (loss)                                    $    8,104      $   (8,064)     $  (13,036)
                                                               ==========      ==========      ==========

Income (loss) per
share:
     As reported
       Basic                                                   $     0.41      $    (0.20)     $    (0.37)
       Diluted                                                 $     0.40      $    (0.20)     $    (0.37)

     Pro forma
       Basic                                                   $     0.29      $    (0.36)     $    (0.68)
       Diluted                                                 $     0.29      $    (0.36)     $    (0.68)


         Weighted average basic and diluted shares outstanding are the same for the periods in which net losses were incurred, in the accompanying consolidated statement of operations.

         Because additional stock options and stock purchase rights are expected to be granted each year, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for future years.

SEGMENT REPORTING

         Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments' profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which the Company earns revenues and holds assets, and about major customers (see Note 14).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's earnings per share for the three month and twelve month periods ended December 31, 2004, as the Company does not have participating securities.

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

         On October 13, 2004 the Financial Accounting Standards Board (FASB) ratified the consensus the EITF reached on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF changes the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF requires retroactive restatement of prior period earnings per share for all periods in which securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding. As of December 31, 2004, the Company had two series of contingently convertible notes outstanding, including approximately $0.4 million in aggregate principal amount of its 3 3/4% Convertible Subordinated Notes due 2024 (the "Old Notes") and approximately $109.6 million in aggregate principal amount of its 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes"). Because the terms of the Old Notes require settlement in shares of common stock of the full value of the notes upon conversion, all shares potentially issuable at the end of each reporting period would be included in diluted weighted average shares outstanding. In addition, for purposes of calculating diluted earnings per share, the Company would be required to add back to net income the after-tax interest expense on the notes for each reporting period, as if the notes had been converted to common stock at the beginning of the period. The Company has concluded that this restatement would have no material effect on previously reported diluted earnings per share. The New Notes would only be included in the diluted earnings per share calculation at such time in the future when the Company's stock price rises above the conversion price. The dilutive impact would be equal to the number of shares needed to satisfy the "in-the-money" value of the New Notes, assuming conversion (see Note 6 for a discussion of the New Notes). The adoption of this consensus did not have a material impact on diluted earnings per share for the period ended December 31, 2004.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires those items to be excluded from the cost of inventory and expensed when incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on the results of operations or consolidated financial position.

         In December 2004, the FASB issued SFAS No. 123(R) ("SFAS 123(R)"), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company currently accounts for its employee stock options in accordance with APB 25 while disclosing the pro forma effect of the options and restricted stock grants had they been recorded under the fair value method. As required by the Statement, the Company plans to adopt the revised Statement in its quarter ending June 30, 2005. The Company is in the process of evaluating the impact of the adoption of this standard on their financial statements.

 NOTE 3 - ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES:

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company performs this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company completed the required annual impairment test, which resulted in no impairment for fiscal year 2004.

         The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The carrying values and accumulated amortization of these assets at December 31, 2004 and 2003 are as follows (in thousands):

                                                                        As of December 31, 2004
                                                        ---------------------------------------------------------
                                       Estimated            Gross
                                    Useful Life for        Carrying            Accumulated             Net
Amortized Intangible Assets           Amortization          Amount             Amortization           Amount
-------------------------------     ---------------     ---------------      ---------------      ---------------
Non-compete agreements                 2-6 years        $         1,623      $        (1,207)     $           416
Trademarks                            20-40 years                 4,835                 (449)               4,386
Trade names                            20 years                     400                  (51)                 349
Customer/supplier relationships       4-10 years                  5,023                 (767)               4,256
                                    ---------------     ---------------      ---------------      ---------------
Total                                                   $        11,881      $        (2,474)     $         9,407
                                                        ===============      ===============      ===============


                                                                        As of December 31, 2003
                                                        ---------------------------------------------------------
                                       Estimated           Gross
                                    Useful Life for       Carrying            Accumulated               Net
Amortized Intangible Assets           Amortization          Amount            Amortization             Amount
-------------------------------     ---------------     ---------------      ---------------      ---------------
Non-compete agreements                 3-6 years        $         2,409      $        (1,770)     $           639
Trademarks                            20-40 years                 4,504                 (329)               4,175
Trade names                             20 years                    400                  (30)                 370
Customer/supplier relationships        7-10 years                 1,600                 (240)               1,360
                                    ---------------     ---------------      ---------------      ---------------
Total                                                   $         8,913      $        (2,369)     $         6,544
                                                        ===============      ===============      ===============

         The expected amortization of these balances over the next five fiscal years are as follows (in thousands):

Aggregate Amortization Expense
------------------------------------------------------
For year ended December 31, 2004                              $  1,142
Estimated Amortization Expense
------------------------------------------------------
For year ending December 31, 2005                             $  1,151
For year ending December 31, 2006                             $  1,084
For year ending December 31, 2007                             $  1,008
For year ending December 31, 2008                             $    821
For year ending December 31, 2009                             $    638
Thereafter                                                    $  4,705

NOTE 4 - ACQUISITIONS:

         All acquisitions below have been accounted for using the purchase method. Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

OpenPSL Holdings Limited Acquisition

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

         OpenPSL was acquired for a total purchase price of approximately $37.9 million which included cash of approximately $33.7 million, the issuance of 664,970 shares of the Company's Common Stock including Common Stock issued as consideration for the first of two contingent incentive payments and acquisition costs. The Company is obligated to pay up to an additional $4.3 million within one year of the closing date as an additional contingent incentive payment to be based upon earnings achieved during the first twelve months after acquisition. The final allocation of the purchase price to acquired assets and assumed liabilities based upon management estimates are as follows (in thousands):

Accounts receivable            $     30,721
Inventories                           4,743
Equipment and other assets            2,419
Goodwill                             31,094
Intangibles                           3,671
Accounts payable                    (18,785)
Other accrued liabilities            (9,289)
Notes payable                        (6,723)
                               ------------
Total consideration            $     37,851
                               ============

         Other intangibles include customer and supplier relationships and non-compete agreements with estimated useful lives of 4 years, 7 years and 2 years, respectively.

Pro forma disclosure (in thousands, except per share data):

         The following pro forma combined amounts give effect to the acquisition of OpenPSL as if the acquisition had occurred on January 1, 2003. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

                                                     Year Ended December 31,
                                                 -----------------------------
                                                     2004             2003
                                                 ------------     ------------
Revenue                                          $  2,937,047     $  2,391,830
Net income (loss)                                $     12,653     $     (3,323)
Net income (loss) per share - basic              $       0.46     $      (0.15)
Shares used in per share calculation - basic           27,665           22,324
Net income (loss) per share - diluted            $       0.45     $      (0.15)
Shares used in per share calculation                   28,409           22,324

EBM Mayorista, S.A. de C.V. Acquisition

         On October 15, 2003, the Company acquired certain assets and assumed certain liabilities of EBM Mayorista, S.A. de C.V. ("EBM"), a privately held company headquartered in Merida, Mexico, with branch locations in Cancun, Monterrey, Oaxaca, Villahermosa, Tampico, Veracruz, Tuxtla, Torreon, Puebla and Aguascaliente. EBM distributes a diverse product line of computer hardware and software to Mexican resellers, retail locations and system integrators including the Intel, Samsung, Epson and U.S Robotics lines.


         EBM was acquired for a total purchase price of approximately $6.0 million which included cash of approximately $5.1 million and acquisition costs. The Company is obligated to pay 35% of EBM's earnings before taxes as a contingent incentive payment based upon meeting minimum earnings targets during each of the subsequent four anniversary years. EBM met its earnings target for the first anniversary year and accordingly, the Company has accrued $419,000 as additional consideration at December 31, 2004. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

Inventories                    $    5,177
Equipment and other assets            304
Goodwill                            3,833
Other intangibles                     850
Accounts payable                   (3,778)
                               ----------
Total consideration            $    6,386
                               ==========

         Other intangibles include customer and supplier relationships, trade name, and non-compete agreements, with estimated useful lives for amortization of 7 years, 20 years and 6 years, respectively.

         As EBM does not constitute a significant subsidiary of the Company, pro forma disclosure is not required herein.

NOTE 5 - BALANCE SHEET COMPONENTS:

                                                                       December 31,
                                                                --------------------------
                                                                   2004            2003
                                                                ----------      ----------
                                                                      (in thousands)
Accounts receivable, net:
   Accounts receivable                                          $  398,105      $  335,584
   Less:  allowance for doubtful accounts and sales returns        (22,088)        (25,679)
                                                                ----------      ----------
                                                                $  376,017      $  309,905
                                                                ==========      ==========

Property and equipment:
   Computer and other equipment                                 $   40,235      $   35,947
   Land and buildings                                               27,055          23,476
   Furniture and fixtures                                           10,640          10,005
   Warehouse equipment                                               8,934           7,664
   Leasehold improvements                                            4,440           3,021
                                                                ----------      ----------
                                                                    91,304          80,113
   Less: accumulated depreciation                                  (48,499)        (36,568)
                                                                ----------      ----------
                                                                $   42,805      $   43,545
                                                                ==========      ==========

Goodwill and other intangibles, net:
   Goodwill                                                     $   99,312      $   66,916
   Other intangibles                                                11,881           8,913
   Less:  accumulated amortization                                  (9,181)         (9,049)
                                                                ----------      ----------
                                                                $  102,012      $   66,780
                                                                ----------      ----------

Accounts payable
  Accounts payable - trade                                      $  275,543      $  236,899
  Cash overdraft                                                    31,830          13,595
                                                                ----------      ----------
                                                                $  307,373      $  250,494
                                                                ==========      ==========

Accrued liabilities
  Taxes payable                                                 $   30,305      $   18,948
  Other accrued liabilities                                         41,859          27,463
                                                                ----------      ----------
                                                                $   72,164      $   46,411
                                                                ==========      ==========

         Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

         Total depreciation expense on the Company's property and equipment was $11.1 million in 2004, $10.3 million in 2003 and $10.4 million in 2002.

NOTE 6 - LINES OF CREDIT AND TERM LOANS:

LINES OF CREDIT

                                                        December 31,
                                                  -------------------------
                                                     2004           2003
                                                  ----------     ----------
Congress Facility                                 $      686     $   68,007
Wachovia Facility                                     42,000             --
Bank of America Facility                              17,577         59,409
IFN Financing BV                                          --          3,009
                                                  ----------     ----------
                                                      60,263        130,425
Less: amounts included in current liabilities         17,577          3,009
                                                  ----------     ----------
Amounts included in non-current liabilities       $   42,686     $  127,416
                                                  ==========     ==========

         On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended December 31, 2004 was 4.83%, and the balance outstanding at December 31, 2004 was $686,000. Obligations of the Company under the Congress Facility are secured by certain assets of the Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

         On September 20, 2004, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks secured by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $75 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended December 31, 2004 was 2.98%, and the balance outstanding at December 31, 2004 was $42 million. Obligations of Funding under the Wachovia Facility are secured by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy. In January 2005, the agreement was amended to increase the maximum principal amount available from $75 million to $90 million.

         On December 2, 2002, as further amended in December 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $144 million at December 31, 2004. The Bank of America facility matures on July 15, 2006. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended December 31, 2004 was 6.4%, and the balance outstanding at December 31, 2004 was $17.6 million. Obligations of the Company under the revolving line of credit are secured by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

         The Company's agreement with IFN Finance BV was amended in December 2004 to reduce its $7.5 million in short-term financing to $4.7 million. The loan is secured by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. There were no outstanding borrowings at December 31, 2004.

TERM LOANS


                                            December 31,
                                      -------------------------
                                         2004           2003
                                      ----------     ----------
Convertible Notes                     $  110,000     $       --
Note payable to RSA, net                  51,509         79,000
Bank of Scotland Mortgage                 10,150         10,180
HSBC Bank plc Mortgage                       897             --
                                      ----------     ----------
                                         172,556         89,180
Less: amounts due in current year         11,651         11,572
                                      ----------     ----------
Long-term debt due after one year     $  160,905     $   77,608
                                      ==========     ==========


         On March 5, 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024 (the "Old Notes"). On December 20, 2004, the Company completed its offer to exchange its newly issued 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes") for an equal amount of its outstanding Old Notes. Approximately $109,600,000 aggregate principal amount of the Old Notes, representing approximately 99.6 percent of the total principal amount of Old Notes outstanding, were tendered in exchange for an equal principal amount of New Notes. The New Notes mature on March 5, 2024 and bear interest at the rate of 3 3/4% per year on the principal amount, payable semi-annually on March 5 and September 5, beginning on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, the Company will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (i) the principal amount of each New Note to be converted and (ii) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.958 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The applicable stock price is the average of the closing sales prices of the Company's common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, the Company will be required to deliver to holders upon conversion, at its option, (i) a number of shares of the Company's common stock,
(ii) cash, or (iii) a combination of cash and shares of the Company's common stock in an amount calculated as described in the prospectus filed by the Company in connection with the exchange offer. In lieu of paying cash and shares of the Company's common stock upon conversion, the Company may direct its conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by the Company for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (i) a number of shares of the Company's common stock equal to the applicable conversion rate, plus cash for any fractional shares, or
(ii) cash or (iii) a combination of cash and shares of the Company's common stock. Any New Notes exchanged by the designated institution will remain outstanding. The Company may redeem some or all of the New Notes for cash on or after March 5, 2009 and before March 5, 2011 at a redemption price of 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, but only if the closing price of the Company's common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a 30 consecutive trading day period ending on the trading day before the date the redemption notice is mailed. The Company may redeem some or all of the New Notes for cash at any time on or after March 5, 2011 at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. The Company may be required to purchase for cash all or a potion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the new notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.

         On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at December 31, 2004 was $36.5 million. The Company initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At December 31, 2004, the fair value of the interest rate swap was ($490,000). The RSA facility is secured by a second lien on certain of the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at December 31, 2004 on this long-term debt was $52.0 million, $10.5 million is payable in 2005, $7.0 million is payable in 2006, $7.9 million is payable in 2007 and $26.6 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at December 31, 2004 was $51.5 million.

         On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for L6 million, or the U.S. dollar equivalent of approximately $11.5 million, as converted at December 31, 2004. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately L150,000, or $288,000 USD, plus interest. The principal amount due each year is approximately $1.2 million. The balance of the mortgage as converted to USD at December 31, 2004 was $10.2 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

         On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of L670,000, or the U.S. dollar equivalent of approximately $1.3 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately L7,600, or $14,600 U.S. dollars. The balance on the mortgage was $897,000 at December 31, 2004.

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

         In the first quarter of 2003, the Company continued to implement profit improvement and cost reduction measures, and recorded restructuring costs of $1.4 million. These charges consisted of severance and benefits of $1.3 million related to worldwide involuntary terminations and estimated lease costs of $56,300 pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. The Company terminated 127 employees worldwide, across a wide range of functions including marketing, technical support, finance, operations and sales. Future savings expected from restructuring related cost reductions will be reflected as a decrease in 'Selling, General and Administrative expenses' on the Statement of Operations. The Company also recorded an inventory charge of approximately $1.5 million related to significant changes to certain vendor relationships and the discontinuance of other non-strategic product lines, recorded in 'Cost of Sales'.

         In the second and third quarters of 2002, as part of the Company's plan to reduce costs and improve operating efficiencies, the Company recorded special charges of $5.7 million. These costs consisted primarily of estimated lease costs of $2.3 million pertaining to future lease obligations for non-cancelable lease payments for excess facilities in the U.S. and costs of $583,000 related to the closure of the Rorke Data Europe facilities, whose operations were consolidated into the Company's TTP division in Almere, Netherlands. These special charges also included provisions for certain Latin American receivables of $1.7 million, and severance and benefits of $1.1 million related to worldwide involuntary terminations. The Company terminated 78 employees, predominately in sales and marketing functions and eliminated two executive management positions in the U.S. Future expected costs reductions will be reflected in the Statement of Operations line item 'Selling, General and Administrative expenses.'

         Outstanding liabilities related to these charges are summarized as follows (in thousands):

                                   Balance at         Restructuring       Restructuring                             Balance at
                                  Beginning of         and Special           Reserve               Cash               End of
Year Ended December 31,              Period              Charges             Release             Payments             Period
                                 ---------------     ---------------     ---------------      ---------------     ---------------
2002
Severance costs                  $            56     $         1,167     $            --      $           678     $           545
Lease costs                                   99               2,515                  --                  535               2,079
Other facility closure costs                  --                 306                  --                  306                  --
                                 ---------------     ---------------     ---------------      ---------------     ---------------
Total                                        155               3 988                  --                1,519               2,624

2003
Severance costs                              545               1,327                  --                1,638                 234
Lease costs                                2,079                  56                  --                  808               1,327
                                 ---------------     ---------------     ---------------      ---------------     ---------------
Total                                      2,624               1,383                  --                2,446               1,561

2004
Severance costs                              234                  --                  --                  234                  --
Lease costs                                1,327                 300                (300)                 618                 709
                                 ---------------     ---------------     ---------------      ---------------     ---------------
Total                            $         1,561     $           300     $          (300)     $           852     $           709
                                 ===============     ===============     ===============      ===============     ===============

         Management expects to extinguish the restructuring and special charges liabilities of $709,000 by November 2007.

NOTE 9 - STOCK-BASED COMPENSATION PLANS:

STOCK OPTION PLANS

         In May of 1998, the Company adopted the 1998 Stock Plan (the "Plan") which replaced the 1988 Amended and Restated Incentive Stock Plan (the "1988 Plan") and the 1993 Director Stock Option Plan (the "Director Plan").

         The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company's Common Stock for nonstatutory stock options and stock purchase rights. Under the Plan, the Company has reserved for issuance a total of 5,439,327 shares of Common Stock plus 272,508 shares of Common Stock which were reserved but unissued under the 1988 Plan and 52,500 shares of Common Stock which were reserved but unissued under the Director Plan. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the Plan is 3,988,984 shares, plus an annual increase to be added on January 1 of each year, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 9,117,975 shares of Common Stock for issuance under the aggregate of all stock option plans.

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

         As part of the Plan, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 193,500 shares of Common Stock were granted in 2000 and no options were granted in years 2002, 2003 or 2004. The Program provides for ten-year option terms with vesting at the rate of one tenth per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

         Options granted under the Director Plan prior to May 1998 and outstanding at December 31, 2004 total 60,000. Under the Director Plan, 112,500 options were granted in 1993 at an exercise price of $5.33 per share, and 30,000 options were granted in 1996 at an exercise price of $4.67 per share. In 1997, 30,000 options were granted at an exercise price of $8.42 per share. In 1998, 22,500 options were granted at an exercise price of $5.00 per share. On August 5, 1999, the Board of Directors approved the vesting in full of all options currently held by the Directors and modified the Plan to immediately vest all future Board of Directors options at the time they are granted.

         In 2003 and prior years beginning in 2000, the number of shares of Common Stock reserved under the Plan were not sufficient to accommodate the Company's growth through acquisitions and key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 450,000, 898,000 and 520,000 nonqualified stock options outside the provisions of the Plan in 2003, 2002 and 2001 respectively, and 621,500 of these options were outstanding at December 31, 2004, net of cancellations, and are included in the table below.

         The following table presents all stock option activity:

                                                                                         Options Outstanding
                                                                                 ------------------------------------
                                                                Options                                  Weighted
                                                             Available for                               Average
                                                                 Grant               Shares           Exercise Price
                                                            ---------------      ---------------      ---------------
Balance at December 31, 2001                                        316,976            4,489,553      $         10.96

Increase in options available for grant                             600,000                   --                   --
Options canceled                                                    178,684             (317,311)     $         13.36
Canceled options not available for grant                             (3,000)                  --      $          7.42
Options granted                                                    (598,250)           1,496,249      $          8.16
Options exercised                                                        --             (301,245)     $          6.12
                                                            ---------------      ---------------      ---------------
Balance at December 31, 2002                                        494,410            5,367,246      $         10.31

Increase in options available for grant                             600,000                   --                   --
Options tendered in exchange for restricted stock units           1,346,500           (2,234,250)     $         15.43
Restricted stock rights granted in option exchange                 (744,802)             744,802      $          0.00
Options canceled                                                    295,191             (297,191)     $          7.78
Canceled options not available for grant                            (88,764)                  --      $          5.29
Options granted                                                  (1,389,200)           1,839,200      $          6.33
Options exercised                                                        --             (604,310)     $          5.88
                                                            ---------------      ---------------
Balance at December 31, 2003                                        513,335            4,815,497      $         10.31

Increase in options available for grant                             600,000                   --                   --
Options canceled                                                    614,137             (614,137)     $          5.42
Canceled options not available for grant                           (303,749)                  --      $          6.49
Options granted                                                  (1,146,348)           1,146,348      $          6.05
Options exercised                                                        --             (737,224)     $          3.96
                                                            ---------------      ---------------
Balance at December 31, 2004                                        277,375            4,610,484      $          5.92
                                                            ===============      ===============

         At December 31, 2004, 1,641,743 options were exercisable under these Plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.

         The following table summarizes information about stock options and restricted stock outstanding for all plans at December 31, 2004:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     -------------------------------------------------    --------------------------------
                       Number of
                        Options           Weighted                          Number of
                      Outstanding          Average                           Shares
                         As of            Remaining       Weighted         Exercisable As      Weighted
Range of Exercise     December 31,    Contractual Life     Average        of December 31,      Average
     Prices              2004              In Years     Exercise Price         2004         Exercise Price
-----------------    -------------    ----------------  --------------    ---------------   --------------
$ 0.00 -- $ 0.00           815,675              3.55     $        0.00               500     $        0.00
$ 3.90 -- $ 4.49           668,750              2.92              4.16           372,800              4.18
$ 4.67 -- $ 6.45           816,987              4.19              5.86           230,673              5.74
$ 6.55 -- $ 7.23           752,850              4.11              7.14           228,590              7.16
$ 7.25 -- $ 8.68           667,230              3.62              8.30           166,605              8.09
$ 8.70 -- $10.00           676,492              2.26              9.56           469,700              9.52
$10.04 -- $21.00           212,500              3.05             11.08           172,875             10.94
                     -------------                                         -------------
                         4,610,484              3.46              5.92         1,641,743              7.45
                     =============                                         =============

EMPLOYEE STOCK PURCHASE PLAN

         The Employee Stock Purchase Plan ("ESPP"), as amended in 2004, provides for automatic annual increases in the number of shares reserved for issuance on January 1 of each year by a number of shares equal to the lesser of (i) 400,000 shares, (ii) 2.0% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. The automatic annual increase feature terminates on January 1, 2007.

         The Company has reserved 2,628,498 shares of Common Stock for issuance to all eligible employees under its ESPP. Sales made through this plan will be at the lower of 85% of market price at the date of purchase or on the first day of each six-month offering period in the prior two years. A total of 2,592,715 shares have been issued under this plan as of December 31, 2004.

FAIR VALUE DISCLOSURES

         The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. To determine the additional pro forma disclosures required by SFAS 123 for the stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2004, 2003 and 2002 respectively, expected volatility of 74%, 76% and 76%; risk free interest rate of 3.0%, 2.0% and 3.4% and expected lives of 3.60, 3.45 and 3.55 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 2004, 2003 and 2002 was $4.09, $3.46 and $4.81 per option, respectively. The fair value of each ESPP purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 2 years. The weighted average fair value of those purchase rights granted in 2004, 2003 and 2002 was $2.86, $3.62 and $3.69 per right, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards in 2004, 2003 and 2002 under those plans consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced as presented in the disclosure in Note 2 Stock-Based Compensation.

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

NOTE 10 - INCOME TAXES:

         The provision for (benefit from) income taxes consists of the following (in thousands):

                        2004            2003            2002
                     ----------      ----------      ----------
Current:
         Federal     $    3,723      $     (637)     $   (2,335)
         State              202            (122)             --
         Foreign          4,569             552          (1,130)
                     ----------      ----------      ----------
                          8,494            (207)         (3,485)
Deferred:
         Federal           (464)         (1,793)          1,461
         State              525           1,946            (167)
         Foreign           (578)           (615)           (421)
                     ----------      ----------      ----------
                           (517)           (462)            873
                     ----------      ----------      ----------
                     $    7,977      $     (669)     $   (2,612)
                     ==========      ==========      ==========

         Deferred tax assets (liabilities) comprise the following (in thousands):

                                               2004              2003
                                           ------------      ------------
Bad debt, sales and warranty reserves      $      3,850      $      4,597
Accruals, inventory and other reserves            6,967             5,097
Net operating losses                              7,477             5,699
Foreign tax credits                                 321             1,040
Other                                               268               276
                                           ------------      ------------
     Gross deferred tax assets                   18,883            16,709
                                           ------------      ------------

Depreciation and amortization                    (4,086)           (4,068)
                                           ------------      ------------
     Gross deferred tax liabilities              (4,086)           (4,068)
                                           ------------      ------------

Valuation allowance                              (5,280)           (3,641)
                                           ------------      ------------
     Net deferred tax assets               $      9,517      $      9,000
                                           ============      ============

         Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets valuation allowance at December 31, 2004 and 2003 is attributed to certain foreign net operating loss carryovers that do not meet the more likely than not standard of realizability.

         As of December 31, 2004, the Company had state net operating loss carryforwards of approximately $20,577,656 available to offset future state taxable income. The state net operating loss carryforwards will expire in varying amounts beginning 2006 through 2023.

         The tax benefit associated with dispositions from employee stock plans for 2004 is approximately $615,050, which was recorded as an addition to paid-in capital and a reduction to taxes payable.

         A reconciliation of the Federal statutory tax rate to the effective tax (benefit) follows:

                                                        2004             2003             2002
                                                     ----------       ----------       ----------
Federal statutory rate                                     35.0%           (35.0)%          (35.0)%
State income taxes, net of Federal tax
    benefit and credits                                     3.0%             0.8%            (1.7)%
Foreign taxes, net of foreign tax credits                   3.7%            34.0%             6.0%
Extraterritorial income exclusion net of cushion           (0.9)%          (13.0)%             --
Other                                                       0.5%             0.2%             3.7%
                                                     ----------       ----------       ----------
Total                                                      41.3%           (13.0)%          (27.0)%
                                                     ==========       ==========       ==========

NOTE  11 - COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities under cancelable and non-cancelable operating lease agreements. The leases expire at various times through 2019 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

         The Company leases certain equipment under capital leases with such equipment amounting to $2,214,000 less accumulated depreciation of $617,000 at December 31, 2004. Depreciation expense on assets subject to capital leases was $222,000 for the year ended December 31, 2004. The capital lease terms range from 24 months to 60 months.

         The following is a summary of commitments under non-cancelable leases:

                                               CAPITAL          OPERATING
        YEAR ENDING DECEMBER 31,               LEASES             LEASES
---------------------------------------     ------------      ------------
                                                    (in thousands)
                                            ------------------------------
2005                                        $      1,102      $      8,587
2006                                                 790             7,592
2007                                                   7             5,578
2008                                                  --             3,090
2009                                                  --             2,914
2010 and beyond                                       --            15,005

                                            ------------      ------------
Total minimum lease payments                       1,899      $     42,766
                                                              ============

Less:  imputed interest                             (334)
                                            ------------

Present value of minimum lease payments     $      1,565
                                            ============

         Total operating lease expense was $9,068,000, $8,343,000 and $8,671,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

         The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES:

         Two directors of the Company are directors of one of the Company's customers, Company A. Another director of the Company is a director of two of the Company's customers/vendors, Companies B and C. A third director of the Company is a director of one of the Company's customers, Company C. A fourth director of the Company is the President of one of the Company's consulting providers, Company D. A fifth director of the Company is the President of one of the Company's customers/vendors, Company E. A sixth director of the Company is a director of one of the Company's customers, Company F. A former president of one of the Company's subsidiaries was a co-owner of one of the Company's customers in 2003 and 2002, Company G. The Company also leased a facility from Company G. Sales to these parties and purchases of inventory and other services from these parties for the three years ended December 31, 2004 and accounts receivable at December 31, 2004 and 2003 are summarized below:

                                                    (In thousands)
                                       ----------------------------------------
SALES:                                    2004           2003           2002
                                       ----------     ----------     ----------
                         Company A     $      176     $      647     $    1,049
                         Company B            288            562             --
                         Company C             --             --             25
                         Company E             25             29             26
                         Company F             12             --             --
                         Company G             --            918          3,431
ACCOUNTS RECEIVABLE:
                         Company A             12             11
                         Company B             34             61
                         Company E             --             --
                         Company G             --            336
INVENTORY PURCHASED:
                         Company E             --             --             19
CONSULTING               Company D             22             55             53
RENT                     Company G             --             78             92

         The Company has concluded that terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

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

NOTE 14 - GEOGRAPHIC INFORMATION:

         The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 38%, 38% and 41% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively.

         Geographic information consists of the following:

                                      (in thousands)
                          2004             2003             2002
                      ------------     ------------     ------------
Net sales:
    North America     $  1,181,643     $    946,317     $    959,746
    Latin America          339,546          249,893          263,381
    Europe               1,306,588        1,034,077          881,795
                      ------------     ------------     ------------
        Total         $  2,827,777     $  2,230,287     $  2,104,922
                      ============     ============     ============

         The following table presents long-lived assets located in the Company's country of domicile and located in all foreign countries.

                                       December 31,
                                -------------------------
Long-lived assets:                 2004           2003
                                ----------     ----------
    United States               $   35,762     $   35,369
    United Kingdom                  91,709         54,707
    Other foreign countries         27,334         27,527
                                ----------     ----------
        Total                   $  154,805     $  117,603
                                ==========     ==========

NOTE 15 - SUBSEQUENT EVENT:

         On January 31, 2005, the Company entered into an amendment to the securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge") to increase the maximum amount available under this credit facility from $75 million to $90 million,

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                    (in thousands, except per share amounts)

                                                                           Quarter Ended
                                    -----------------------------------------------------------------------------------------------
                                    Dec. 31,    Sept. 30,   June 30,    Mar. 31,    Dec. 31,    Sept. 30,    June 30,      Mar. 31,
                                      2004        2004        2004        2004        2003        2003         2003         2003
                                    ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
Net sales .......................   $ 808,427   $ 728,731   $ 630,288   $ 660,331   $ 639,520   $ 555,476   $ 502,638    $ 532,653
Cost of sales ...................     744,082     670,023     581,220     611,044     591,346     512,391     463,430      495,027
                                    ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
Gross  profit ...................      64,345      58,708      49,068      49,287      48,174      43,085      39,208       37,626
Operating expenses:
Selling, general and
   administrative expenses ......      50,052      49,266      43,191      42,731      40,478      37,990      37,968       39,274
Restructuring costs and
   special charges ..............          --          --          --          --          --          --          --        1,383
                                    ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
Total operating expenses ........      50,052      49,266      43,191      42,731      40,478      37,990      37,968       40,657

Operating income (loss) .........      14,293       9,442       5,877       6,556       7,696       5,095       1,240       (3,031)
Interest expense and other income       4,693       4,493       3,830       3,838       3,731       4,208       4,185        4,019
                                    ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
Income (loss) from operations
  before income taxes ...........       9,600       4,949       2,047       2,718       3,965         887      (2,945)      (7,050)
Provision for (benefit from)
  income taxes ..................       3,800       2,175         996       1,006       1,517         513        (584)      (2,115)
                                    ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
Net income  (loss) ..............   $   5,800   $   2,774   $   1,051   $   1,712   $   2,448   $     374   $  (2,361)   $  (4,935)
                                    =========   =========   =========   =========   =========   =========    =========    =========

Earnings (loss) per share
  Basic .........................   $    0.20   $    0.10   $    0.04   $    0.06   $    0.09   $    0.02    $   (0.12)   $   (0.25)
  Diluted .......................   $    0.20   $    0.10   $    0.04   $    0.06   $    0.09   $    0.02    $   (0.12)   $   (0.25)
                                    =========   =========   =========   =========   =========   =========    =========    =========

Shares used in per share
   calculation
  Basic .........................      28,407      27,990      27,194      27,068      26,558      22,471      20,137       20,131
                                    =========   =========   =========   =========   =========   =========    =========    =========
  Diluted........................      29,344      28,553      27,659      28,079      27,692      23,098      20,137       20,131
                                    =========   =========   =========   =========   =========   =========    =========    =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         After evaluating the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act") as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to ensure that material information regarding our consolidated operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention of overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation but may not prevent or detect misstatements. And, as conditions change over time so to may the effectiveness of internal controls.

         Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management has excluded OpenPSL, Ltd from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by Bell in a purchase business combination during 2004. OpenPSL is a wholly-owned subsidiary whose total assets and total revenues represent 7% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

      Our management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

         There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None

                                    PART III

         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2005 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECTUTIVE OFFICERS OF THE REGISTRANT

         (a) Information concerning directors of Bell Microproducts Inc. appears in our Proxy Statement, under the captions "Corporate Governance" and "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

         (b)      EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table and descriptions identify and set forth information regarding the Company's six executive officers:

                  Name                     Age                     Position
                  ----                     ---                     --------
W. Donald Bell.......................       67    President, Chief Executive Officer and
                                                  Chairman of the Board
James E. Illson........................     51    Chief Financial Officer and Executive Vice President of
                                                  Finance and Operations
Richard J. Jacquet....................      65    Vice President of Human Resources
Philip M. Roussey....................       62    Executive Vice President, Enterprise Marketing
Robert J. Sturgeon....................      51    Vice President of Information Technology
Graeme Watt..........................       43    President, Bell Microproducts Europe


                           W. Donald Bell has been President, Chief Executive
                  Officer and Chairman of the Board of Bell Microproducts since its inception in 1987. Mr. Bell has over thirty years of experience in the electronics industry. Mr. Bell was formerly the President of Ducommun Inc. and its subsidiary, Kierulff Electronics Inc., as well as Electronic Arrays Inc. He has also held senior management positions at Texas Instruments Incorporated, American Microsystems and other electronics companies.

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

                           Richard J. Jacquet has been our Vice President of
                  Human Resources since May 2000. From 1988 to May 2000, Mr. Jacquet served as Vice President of Administration of Ampex Corporation, an electronics manufacturing company. Prior to 1988, Mr. Jacquet served in various senior human resource positions with Harris Corporation and FMC Corporation.

                           Philip M. Roussey has been our Executive Vice
                  President of our Enterprise Marketing since February 2002, prior to which he served as our Executive Vice President of Computer Products Marketing from April 2000 until February 2002 and as our Senior Vice President of Marketing for Computer Products and Vice President of Marketing from the inception of our Company in 1987 until April 2000. Prior to joining Bell Microproducts in 1987, Mr. Roussey served in management positions with Kierulff Electronics, most recently as Corporate Vice President of Marketing.

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

                           Graeme Watt has been our President of Bell
                  Microproducts, Europe since April 2004. From 1988 through 2003 he held a number of positions in IT distribution with Frontline Distribution, Computer 2000 and Tech Data as the companies were acquired. His most recent roles were Managing Director, United Kingdom for Computer 2000, Northern Region Managing Director for Tech Data Europe, and European President for Tech Data from 2000 to 2003. Mr Watt holds a Bachelor of Sciences Degree in Biological Science from Edinburgh University and is a qualified Chartered Accountant.

         (c) Information concerning Compliance with Section 16(a) of the Securities Exchange Act of 1934 appears in our Proxy Statement, under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation appears in our Proxy Statement, under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management appears in the our Proxy Statement, under the caption "Election of Directors," and is incorporated herein by reference.

         The following table provides information concerning our equity compensation plans as of December 31, 2004:

                                      Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------------
                                    Column (a)                  Column (b)                     Column (c)
                              -----------------------      -------------------      -------------------------------
                                                                                     Number of securities remaining
                              Number of securities to       Weighted-average         available for future issuance
                              be issued upon exercise       exercise price of       under equity compensation plans
                              of outstanding options,      outstanding options      (excluding securities reflected
Plan Category                   warrants and rights        warrants and rights                 in column (a)
----------------------        -----------------------      -------------------      -------------------------------
Equity compensation
  plans approved by
  security holders                          3,173,309                    $7.68 (1)                          314,225 (2)

Equity compensation
  plans not approved by
  security holders (3)                        621,500                    $6.29                                   --

Total                                       3,794,809                    $7.45                              314,225

     (1) Weighted-average exercise price excludes 815,675 shares for restricted stock units with zero exercise price.

     (2) Includes (a) shares under our (2) 1998 Stock Plan, which plan provides for the automatic increase of shares on January 1 of each year of a number of shares equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board, subject to adjustment upon changes in our capitalization and (b) 36,850 shares remaining available under our Employee Stock Purchase Plan, which plan provides for the automatic increase on January 1 of each year of a number of shares equal to the lesser of (i) 400,000 shares, (ii) 2.0% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board, subject to adjustment upon changes in our capitalization.

     (3) Represents stock options that have been granted to employees outside of the Company's 1998 Stock Plan, which options are represented by agreements substantially the same as agreements with respect to options under the 1998 Stock Plan and generally provide for a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions appears in our Proxy Statement, under the caption "Election of Directors," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services appears in our Proxy Statement under the caption "Ratification of Appointment of Independent Accountants" and is incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form 10-K:

         (1)      Consolidated Financial Statements

         The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements (set forth in Item 8 of this Form 10-K) are filed as part of this Annual Report on Form 10-K.

         (2)      Consolidated Financial Statement Schedule
                  II - Valuation and Qualifying Accounts and Reserves    page 65

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

         (3)      Exhibits - See Exhibit Index following signature page

(b)      Exhibits.  See Item 15(a) above.

(c)      Financial Statements and Schedule.  See Item 15(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.


                                          BELL MICROPRODUCTS INC.


                                          By: /s/ James E. Illson
                                              ----------------------------------
                                              James E. Illson
                                              Chief Financial Officer and
                                              Executive Vice President of
                                              Finance and Operations

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURE                                           TITLE                                    DATE
-------------------------------     ----------------------------------------------------------   -------------------
   /s/ W. Donald Bell               Chairman of the Board, President and Chief Executive            March 16, 2005
-------------------------------     Officer (Principal Executive Officer)
(W. Donald Bell)

   /s/ James E. Illson              Chief Financial Officer and Executive Vice President of         March 16, 2005
-------------------------------     Finance and Operations (Principal Financial and Accounting
(James E Illson)                    Officer)

   /s/ Gordon A. Campbell           Director                                                        March 16, 2005
-------------------------------
(Gordon A. Campbell)

   /s/ Eugene Chaiken               Director                                                        March 16, 2005
-------------------------------
(Eugene Chaiken)

   /s/ David M. Ernsberger          Director                                                        March 16, 2005
-------------------------------
(David M. Ernsberger)

   /s/ Edward L. Gelbach            Director                                                        March 16, 2005
-------------------------------
(Edward L. Gelbach)

   /s/ James E. Ousley              Director                                                        March 16, 2005
-------------------------------
(James E. Ousley)

   /s/ Glenn E. Penisten            Director                                                        March 16, 2005
-------------------------------
(Glenn E. Penisten)

   /s/ Mark L. Sanders              Director                                                        March 16, 2005
-------------------------------
(Mark L. Sanders)

   /s/ Roger V. Smith               Director                                                        March 16, 2005
-------------------------------
(Roger V. Smith)

                                                                     SCHEDULE II


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                                                          Additions                       Balance
                                             Balance at                  Restructuring    Charged to                       at End
Year Ended December 31,                      Beginning                    and Special     Costs and      Deductions-         of
                                             of Period       Other(1)        Charges       Expenses      Write-offs        Period
2002
Allowance for doubtful accounts ........     $   16,206             --     $    1,700     $   11,357     $   (9,923)     $   19,340
Allowance for excess and obsolete
  inventory ............................         14,691             --             --          7,388        (13,462)          8,617
Allowance for sales returns and warranty
  obligations ..........................          8,344             --             --         86,335        (86,097)          8,582
Allowance for tax valuations ...........             --             --             --            934             --             934

2003
Allowance for doubtful accounts ........         19,340             --             --          7,569         (9,342)         17,567
Allowance for excess and obsolete
  inventory ............................          8,617          2,319             --          8,405         (9,815)          9,526
Allowance for sales returns and warranty
  obligations ..........................          8,582             --             --         57,340        (57,024)          8,898
Allowance for tax valuations ...........            934             --             --          3,147           (439)          3,641

2004
Allowance for doubtful accounts ........         17,567            721             --          8,970        (13,661)         13,597
Allowance for excess and obsolete
  inventory ............................          9,526          1,774             --          5,923         (7,984)          9,239
Allowance for sales returns and warranty
  obligations ..........................          8,898            319             --         63,433        (63,374)          9,276
Allowance for tax valuations ...........          3,641             --             --          2,443           (805)          5,279


(1) Balance consists of allowance for doubtful accounts and inventory provisions related to the acquisitions of subsidiaries and the effects of cumulative translation adjustments.

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION OF DOCUMENT
------     -----------------------
 3.1       Amended and Restated Articles of Incorporation of Registrant -
           incorporated by reference to Exhibit 4.1 filed with the Registrant's
           Registration Statement on Form S-3 (File No. 333-117555).

 3.2 Amended and Restated Bylaws of Registrant - incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-117555).

 4.1 Specimen Common Stock Certificate of the Registrant - incorporated by reference to exhibit filed with the Registrant's Registration
           Statement on Form S-1 (File No. 33-60954) filed on April 14, 1993 and which became effective on June 14, 1993.

4.2        Form of Indenture between the Company and Wells Fargo Bank, National
           Association, as Trustee, with respect to the Series B 3 3/4%
           Subordinated Convertible Notes due 2024 - incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4
           (File No. 333-120527).

4.3        Indenture dated as of April 30, 204 between the Company and Wells
           Fargo Bank, National Association as Trustee, with respect to the 3
           3/4% Subordinated Convertible Notes due 2024 - incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on
           Form S-3 (File No. 333-116130).

4.4        Form of Series B 3 3/4% Subordinated Convertible Notes due 2024
           (contained in Exhibit 4.2).

4.5        Form of 3 3/4% Subordinated Convertible Notes due 2024 (contained in
           Exhibit 4.3).

4.6        Registration Rights Agreement dated March 5, 2004 by and among the
           Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and
           Raymond James & Associates, Inc. - incorporated by reference to
           Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (File
           No. 333-116130).

10.1* Employee Stock Purchase Plan, as amended through February 19, 2004 - incorporated by reference to Exhibit 10.1 filed with the Registrant's
           Report on Form 10-Q for the quarter ended March 31, 2004.

10.2*      The form of Option Agreement used under the Employee Stock Purchase
           Plan - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 33-83398).

10.3 Registrant's 401(k) Plan - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No
           33-60954).

10.4       Lease dated March 17, 1992 for Registrant's facilities at 1941
           Ringwood Avenue; Suite 100, San Jose, California - incorporated by reference to exhibit filed with the Registrant's Registration
           Statement on Form S-1 (File No. 33-60954)

10.5 Form of Indemnification Agreement - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form
           S-1 (File No. 33-60954).

10.6       Lease dated February 17, 1999 for Registrant's facilities at 4048
           Castle Avenue, New Castle Delaware - incorporated by reference to
           Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

10.7       Lease dated August 1, 1999 for Registrant's facilities at 1941
           Ringwood Avenue, Suite 200, San Jose, California - incorporated by reference to Exhibit 10.18 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.

10.8* Employment Agreement dated as of July 1, 1999 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer - incorporated by reference to exhibit filed with the Registrant's
           Report on Form 8-K filed on January 13, 2000.

10.9 Office and warehouse lease, dated March 21, 1991, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 relating to Rorke Data facilities in Eden
           Prairie, Minnesota - incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

10.10      Lease, dated June 16, 2000, relating to Bell Microproducts - Future
           Tech facilities in Miami, Florida - incorporated by reference to
           Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

10.11      Securities Purchase Agreement dated July 6, 2000 between the
           Registrant and The Retirement Systems of Alabama - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

10.12* Management Retention Agreements between the Registrant and the following executive officers of the Registrant: Philip M. Roussey and Robert J. Sturgeon - incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended
           December 31, 2000.

10.13* 1998 Stock Plan, as amended and restated through April 30, 2002, and form of option agreement.

10.14*     Form of restricted stock unit agreement currently used under the 1998
           Stock Plan - incorporated by reference to Exhibit 99(D)(3) to Schedule TO (File No. 005-44304) filed November 26, 2002.

10.15* Amendment to Employment Agreement dated as of July 1, 1999 between the Registrant and W. Donald Bell date as of April 30, 2002 - incorporated by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           2002.

10.16*     Executive Employment and Non-Compete Agreement dated as of August 13,
           2002 between the Registrant and James E. Illson - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.17 Syndicated Credit Agreement effective as of December 2, 2002, as amended and restated on September 14, 2004 by and among Ideal
           Hardware Limited, Bell Microproducts Europe Export Limited, BM Europe
           Partners C.V., Bell Microproducts Europe BV, Bank of America, N.A.
           and certain banks and financial institutions.

10.18      Syndicated Composite Guarantee and Debenture effective as of December
           2, 2002 by and among Ideal Hardware Limited, certain other companies listed and Bank of America, N.A. - incorporated by reference to
           Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.19      Priority Agreement effective as of December 2, 2002 by and among Bell
           Microproducts Limited, National Westminster Bank PLC and Bank of
           America, N.A. - incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December
           31, 2002.

10.20      First Union National Bank Loan and Security Agreement dated May 14,
           2001 - incorporated by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 - incorporated by reference to Exhibit 10.42 to the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 2002.

10.21      First Amendment to Loan and Security Agreement dated as of December
           31, 2002 by and among the Registrant, certain subsidiaries of the Registrant, certain financial institutions and Congress Financial
           Corporation - incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December
           31, 2002.

10.22      Supplemental Agreement Re Syndicated Credit Agreement dated November
           6, 2003 by and among Ideal Hardware Limited, Bell Microproducts
           Europe Export Limited, BM Europe Partners C.V., Bell Microproducts
           Europe BV, Bank of America, N.A. and certain banks and financial institutions - incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December
           31, 2003.

10.23      Second Amendment to Loan and Security Agreement and Waiver dated
           October 9, 2003 with Congress Financial Corporation - incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form
           10K for the year ended December 31, 2003.

10.24*     Amendment to Employment Agreement dated October 19, 2000 between the
           Company and W. Donald Bell - incorporated by reference to Exhibit
           10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.25 First Amendment to Securities Purchase Agreement dated May 3, 2004 between the Registrant and the Retirement Systems of Alabama - incorporated by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           2004.

10.26      Third Amendment to Loan and Security Agreement dated September 13,
           2004 between the Registrant and Congress Financial Corporation - incorporated by reference to Exhibit 10.2 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           2004.

10.27      Credit and Security Agreement dated September 20, 2004 by and among
           Bell Microproducts Funding Corporation, the Registrant, Blue Ridge
           Asset Funding Corporation, certain Liquidity Banks and Wachovia Bank
           - incorporated by reference to Exhibit 10.3 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           2004.

10.28      Receivables Sales Agreement dated September 20, 2004 between the
           Registrant and Bell Microproducts Funding Corporation - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.29      Supplemental Agreement to Syndicated Credit Agreement dated September
           22, 2004 by and among Ideal Hardware Limited, Bell Microproducts
           Europe Export Limited, BM Europe Partners C.V., Bell Microproducts
           Europe B.V., Bank of America, N.A. and certain banks and financial institutions - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 2004.

10.30      Amendment No. 1 to Credit and Security Agreement dated January 31,
           2005 by and among the Registrants Blue Ridge Asset Funding
           Corporation, certain liquidity Banks and Wachovia Bank.

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


----------

         * Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K.