Form 10-Q
period 2005-03-31
BELL MICROPRODUCTS INC
filed 2005-05-10
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

      ( MARK ONE )

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2005

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ____________

      COMMISSION FILE NUMBER  0-21528

                             BELL MICROPRODUCTS INC.
--------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                         94-3057566
-------------------------------                          -----------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                       95131-1721
-------------------------------------------                     -----------
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

         YES [X]                         NO [ ]

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT MAY 4, 2005:
28,969,500

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART  I  -  FINANCIAL INFORMATION

      Item 1:        Financial Statements (unaudited)

                           Condensed Consolidated Balance Sheets -- March 31, 2005 and
                           December 31, 2004                                                          3

                           Condensed Consolidated Statements of Operations - Three months
                           ended March 31, 2005 and 2004                                              4

                           Condensed Consolidated Statements of Cash Flows - Three months
                           ended March 31, 2005 and 2004                                              5

                           Notes to Condensed Consolidated Financial Statements                       6

      Item 2:        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             17

      Item 3:        Quantitative and Qualitative Disclosure about Market Risk                       21

      Item 4:        Controls and Procedures                                                         22

PART II  -  OTHER INFORMATION

      Item 6:        Exhibits                                                                        23

      Signatures                                                                                     24

PART I - FINANCIAL INFORMATION

  ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      March 31,                      December 31,
                                                                        2005                             2004
                                                                   --------------                    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $       11,380                    $    13,294
     Accounts receivable, net                                             401,353                        376,017
     Inventories                                                          282,450                        271,797
     Prepaid expenses and other current assets                             24,201                         24,676
                                                                   --------------                    -----------
                  Total current assets                                    719,384                        685,784

Property and equipment, net                                                40,743                         42,805
Goodwill                                                                   92,321                         92,605
Intangibles, net                                                            9,048                          9,407
Deferred debt issuance costs and other assets                               9,745                          9,988
                                                                   --------------                    -----------
     Total assets                                                  $      871,241                    $   840,589
                                                                   ==============                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $      309,999                    $   307,373
     Borrowings under lines of credit                                      32,465                         17,577
     Short-term note payable and current portion
         of long-term notes payable                                         8,830                         12,183
     Other accrued liabilities                                             63,008                         72,164
                                                                   --------------                    -----------
                  Total current liabilities                               414,302                        409,297

Borrowings under lines of credit                                           65,825                         42,686
Long-term notes payable                                                   159,927                        160,905
Other long-term liabilities                                                 5,432                          5,011
                                                                   --------------                    -----------
     Total liabilities                                                    645,486                        617,899
                                                                   --------------                    -----------

Commitments and contingencies
Shareholders' equity:
     Common Stock, $0.01 par value, 80,000 shares
       authorized; 28,914 and 28,672 issued and outstanding               168,702                        167,705
     Retained earnings                                                     36,550                         32,174
     Accumulated other comprehensive income                                20,503                         22,811
                                                                   --------------                    -----------
         Total shareholders' equity                                       225,755                        222,690
                                                                   --------------                    -----------

     Total liabilities and shareholders' equity                    $      871,241                    $   840,589
                                                                   ==============                    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                            ---------------------------------
                                                                 2005               2004
                                                            -------------        -----------
Net sales                                                   $     803,948        $   660,331
Cost of sales                                                     746,649            611,044
                                                            -------------        -----------
Gross profit                                                       57,299             49,287

Selling, general and administrative expenses                       45,445             42,731
                                                            -------------        -----------

Operating income                                                   11,854              6,556
Interest expense and other income, net                             (4,818)            (3,838)
                                                            -------------        -----------

Income before income taxes                                          7,036              2,718
Provision for income taxes                                          2,660              1,006
                                                            -------------        -----------
Net income                                                  $       4,376        $     1,712
                                                            =============        ===========

Income per share
    Basic                                                   $        0.15        $      0.06
                                                            =============        ===========
    Diluted                                                 $        0.15        $      0.06
                                                            =============        ===========

Shares used in per share calculation
    Basic                                                          28,795             27,068
                                                            =============        ===========
    Diluted                                                        29,635             28,079
                                                            =============        ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                                                Three months ended March 31,
                                                                                -----------------------------
                                                                                   2005               2004
                                                                                -----------       -----------
Cash flows from operating activities:
Net income:                                                                     $     4,376       $     1,712
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
          Depreciation and amortization                                               2,772             3,026
          Provision for bad debts                                                       230             2,064
          Loss on disposal of property, equipment and other                               -                26
          Deferred income taxes                                                          29                31
          Changes in assets and liabilities:
              Accounts receivable                                                   (29,644)            8,915
              Inventories                                                           (12,588)           22,682
              Prepaid expenses                                                          569               292
              Other assets                                                              229            (3,402)
              Accounts payable                                                      (27,447)          (56,239)
              Other accrued liabilities                                              (8,445)            1,172
                                                                                -----------       -----------
                Net cash used in operating activities                               (69,919)          (19,721)
                                                                                -----------       -----------

Cash flows from investing activities:
Acquisition of property, equipment and other                                           (754)             (669)
Proceeds from sale of property, equipment and other                                       1                25

                                                                                -----------       -----------
                Net cash used in investing activities                                  (753)             (644)
                                                                                -----------       -----------

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreements                          38,676           (71,716)
Changes in book overdraft                                                            33,364             3,956
Repayment of long-term notes payable to RSA                                          (3,500)          (23,500)
Borrowings of notes and leases payable                                                  108           110,000
Repayments of notes and leases payable                                                 (493)             (285)
Proceeds from issuance of Common Stock                                                  684               401
                                                                                -----------       -----------
                Net cash provided by financing activities                            68,839            18,856
                                                                                -----------       -----------

Effect of exchange rate changes on cash                                                 (81)               46
                                                                                -----------       -----------

Net decrease in cash                                                                 (1,914)           (1,463)
Cash at beginning of period                                                          13,294             4,904
                                                                                -----------       -----------
Cash at end of period                                                           $    11,380       $     3,441
                                                                                ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

        Interest                                                                $     6,956       $     6,997
        Income taxes                                                            $     3,204       $        17

Supplemental non-cash financing activities:
        Issuance of restricted stock                                            $         -       $       400
        Change in fair value of interest rate swap                              $      (438)      $         -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1  - Basis of Presentation:

      The accompanying interim condensed consolidated financial statements of Bell Microproducts Inc. ("the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's judgment of the most difficult and subjective estimates include: revenue recognition; the assessment of recoverability of goodwill and property, plant and equipment; the valuation of inventory and accounts payable; estimates for the allowance for doubtful accounts and sales return reserve; and the recognition and measurement of income tax assets and liabilities. Interim results are subject to significant variations and the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

      Year end condensed balance sheet data included in this interim report is derived from audited financial statements. All other interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      Cash book overdrafts of $65.2 million and $17.6 million as of March 31, 2005 and March 31, 2004, respectively, are included in accounts payable.

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

      OpenPSL was acquired for a total purchase price of approximately $37.9 million which included cash of approximately $33.8 million, the issuance of 664,970 shares of the Company's Common Stock including Common Stock issued as consideration for the first of two contingent incentive payments and acquisition costs. The Company is obligated to pay up to an additional $4.3 million within one year of the closing date as an additional contingent incentive payment to be based upon earnings achieved during the first twelve months after acquisition and will be recorded to goodwill. The final allocation of the purchase price to acquired assets and assumed liabilities based upon management estimates are as follows (in thousands):

Accounts receivable                                                $   30,721
Inventories                                                             4,743
Equipment and other assets                                              2,419
Goodwill                                                               31,145
Intangibles                                                             3,671
Accounts payable                                                      (18,785)
Other accrued liabilities                                              (9,289)
Notes payable                                                          (6,723)
                                                                   ----------
Total consideration                                                $   37,902
                                                                   ==========

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

                                                          Three Months ended March
                                                                     31,
                                                          ------------------------
                                                             2005          2004
                                                          ----------     ---------
Revenue                                                   $  803,948     $ 720,951
Net income                                                $    4,376     $   2,983
Net income per share - basic                              $     0.15     $    0.11
Shares used in per share calculation - basic                  28,795        27,068
Net income per share - diluted                            $     0.15     $    0.11
Shares used in per share calculation - diluted                29,635        28,079

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

                                                                (In thousands, except per
                                                                      share amounts):
                                                                -------------------------
                                                                        March 31,
                                                                  2005             2004
                                                                -------          --------
Net income as reported:                                         $ 4,376          $  1,712
Add: Stock-based employee compensation expense included in
     reported earnings, net of tax                                  195               159
Deduct: Stock-based employee compensation expense determined
      under the fair value method, net of tax                      (794)             (953)
                                                                -------          --------
Pro forma net income                                            $ 3,777          $    918
                                                                =======          ========

Income per share:
     As reported
        Basic                                                   $  0.15          $   0.06
        Diluted                                                 $  0.15          $   0.06
     Pro forma
        Basic                                                   $  0.13          $   0.03
        Diluted                                                 $  0.13          $   0.03

      The following weighted average assumptions were used for grants in the first quarter ended March 31, 2005 and 2004 respectively; expected volatility of 72% and 75%, expected lives of 3.67 and 3.61 and risk free interest rates of 4.0% and 2.2%, respectively. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of 2 years.

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

      Because additional stock options and stock purchase rights are expected to be granted at varying times during the year, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for the year ended December 31, 2005, or for other future periods.

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

Note 4 - Intangible Assets:

      The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The carrying values and accumulated amortization of these assets at March 31, 2005 and December 31, 2004 are as follows (in thousands):

                                                                                  As of March 31, 2005
                                                                      -----------------------------------------------
                                                    Estimated            Gross
                                                 Useful Life for       Carrying           Accumulated         Net
   Amortized Intangible Assets                    Amortization          Amount            Amortization        Amount
   ---------------------------                   ---------------      -----------         ------------      ---------
Non-compete agreements                               2-6 years        $     1,622        $     (1,254)      $     368
Trademarks                                         20-40 years              4,765                (480)          4,285
Trade names                                           20 years                400                 (56)            344
Customer/supplier relationships                     4-10 years              5,023                (972)          4,051
                                                   -----------        -----------        ------------       ---------
Total                                                                 $    11,810        $     (2,762)      $   9,048
                                                                      ===========        ============       =========

                                                                                  As of December 31, 2004
                                                                      -----------------------------------------------
                                                    Estimated            Gross
                                                 Useful Life for        Carrying          Accumulated          Net
   Amortized Intangible Assets                     Amortization          Amount          Amortization         Amount
   ---------------------------                   ---------------      -----------        ------------       ---------
Non-compete agreements                               2-6 years        $     1,623        $     (1,207)      $     416
Trademarks                                         20-40 years              4,835                (449)          4,386
Trade names                                           20 years                400                 (51)            349
Customer/supplier relationships                     4-10 years              5,023                (767)          4,256
                                                   -----------        -----------        ------------       ---------
Total                                                                 $    11,881        $     (2,474)      $   9,407
                                                                      ===========        ============       =========

      The estimated amortization expense of these assets in future fiscal years is as follows (in thousands):

Estimated Amortization Expense
April 1, 2005 to December 31, 2005                      $       863

For year ending December 31, 2006                             1,084
For year ending December 31, 2007                             1,008
For year ending December 31, 2008                               821
For year ending December 31, 2009                               638
Thereafter                                                    4,634
                                                        -----------
Total                                                   $     9,048
                                                        ===========

Note 5 - Earnings per Share:

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

      Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                             Three Months Ended
                                                  March 31,
                                          ------------------------
                                             2005          2004
                                          ----------    ----------
Net income                                $    4,376    $    1,712
                                          ==========    ==========
Weighted average common shares
  outstanding (Basic)                         28,795        27,068

Effect of dilutive options, grants and
  warrants                                       840         1,011
                                          ----------    ----------
Weighted average common shares
  outstanding (Diluted)                       29,635        28,079
                                          ==========    ==========

      In the three months ended March 31, 2005 and 2004, total common stock options, grants and warrants excluded from diluted income per share calculations because they were antidilutive were 1,010,746 and 921,623, respectively.

Note 6 - Lines of Credit and Term Debt:

                                                  March 31,    December 31,
                                                    2005           2004
LINES OF CREDIT (IN THOUSANDS)                   ----------    ------------
Congress Facility                                $    5,825    $        686
Wachovia Facility                                    60,000          42,000
Bank of America Facility                             32,443          17,577
IFN Financing BV                                         22               -
                                                 ----------    ------------
                                                     98,290          60,263
Less: amounts included in current liabilities        32,465          17,577
                                                 ----------    ------------
Amounts included in non-current liabilities      $   65,825    $     42,686
                                                 ==========    ============

      On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended March 31, 2005 was 5.33%, and the balance outstanding at March 31, 2005 was $5.8 million. Obligations of the Company under the Congress

Facility are collateralized by certain assets of the Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

      On September 20, 2004, and as further amended in January 2005, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $90 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended March 31, 2005 was 3.49%, and the balance outstanding at March 31, 2005 was $60 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy

      On December 2, 2002, as further amended in December 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $142 million at March 31, 2005. The Bank of America facility matures on July 15, 2006. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2005 was 6.4%, and the balance outstanding at March 31, 2005 was $32.4 million. Obligations of the Company under the revolving line of credit are collateralized by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      The Company's agreement with IFN Finance BV was amended in December 2004 to reduce its $7.5 million in short-term financing to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The average interest rate on the outstanding borrowings under this facility during the quarter ended March 31, 2005 was 5.5%, and the balance outstanding at March 31, 2005 was $22,000.

                                     March 31,    December 31,
                                       2005           2004
TERM LOANS (IN THOUSANDS)          ------------   ------------
Convertible Notes                  $    110,000   $    110,000
Note payable to RSA, net                 47,572         51,509
Bank of Scotland Mortgage                 9,776         10,150
HSBC Bank plc Mortgage                      847            897
                                   ------------   ------------
                                        168,195        172,556
Less: amounts due in current year         8,268         11,651
                                   ------------   ------------
Long-term debt due after one year  $    159,927   $    160,905
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

      On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount of the interest rate swap decreases ratably as the underlying debt is repaid. The notional amount at March 31, 2005 was $36.5 million. The Company initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At March 31, 2005, the fair value of the interest rate swap was ($928,000). The RSA facility is collateralized by a second lien on certain of the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at March 31, 2005 on this long-term debt was $48.5 million, $7 million is payable in years 2005 and 2006, $7.9 million is payable in 2007 and $26.6 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at March 31, 2005 was $47.6 million.

      On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $11.3 million, as converted at March 31, 2005. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $284,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at March 31, 2005 was $9.8 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of (pound)670,000, or the U.S. dollar equivalent of approximately $1.3 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately (pound)7,600, or $14,400 U.S. dollars. The balance on the mortgage was $847,000 at March 31, 2005.

      The Company was in compliance with its bank and subordinated debt financing covenants at March 31, 2005; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its lenders, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

Note 7 - Restructuring Costs and Special Charges:

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

      In 2001 and continuing through 2003, the Company implemented a profit improvement plan which included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain vendor relationships and product offerings. The liability for restructuring costs is recorded in other accrued liabilities in the Consolidated Balance Sheets.

      At March 31, 2005, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                    Severance      Lease
                                      Costs        Costs        Total
                                    ---------   ----------   ----------
Balance at January 1, 2004          $     234   $    1,327   $    1,561

Restructuring and special                   -          300          300
charges
Restructuring reserve release               -         (300)        (300)
Cash payments                            (234)        (618)        (852)
                                    ---------   ----------   ----------
Balance at December 31, 2004                -          709          709

Restructuring and special                   -            -            -
charges
Cash payments                               -          (83)         (83)
                                    ---------   ----------   ----------
Balance at March 31, 2005           $       -   $      626   $      626
                                    =========   ==========   ==========

Note 8 - Product Warranty Liabilities:

      The Company accrues for known warranty claims if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims based on historical activity. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other current liabilities. At March 31, 2005 product warranty liabilities were approximately $1.3 million. The provision has had no material change from December 31, 2004.

Note 9 - Commitments and Contingencies:

      The Company is currently a party to various claims and legal proceedings arising in the normal course of business. If management believes that a loss is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of any actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

      In August 2003, we entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount at March 31, 2005 was $36.5 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, we are exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose us to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for as a fair value hedge under Statement of

Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($928,000) at March 31, 2005.

Note 10 - Newly Issued or Recently Effective Accounting Pronouncements:

      In September 2004, the Emerging Issues Task Force issued Statement No. 04-10, "Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," ("EITF 04-10"). The EITF gives guidance to companies on what to consider in determining the aggregation criteria and guidance from paragraphs 17 and 19 of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Specifically, whether operating segments must always have similar economic characteristics and meet a majority of the remaining five aggregation criteria, items (a)-(e), listed in paragraph 17 of SFAS 131, or whether operating segments must meet a majority of all six aggregation criteria (that is, the five aggregation criteria, items (a)-(e), listed in paragraph 17 and similar economic characteristics), in determining the appropriate segment reporting disclosures. The Company has completed its assessment of its operating segment and has determined that EITF 04-10 has no impact on the Company's financial statement disclosures.

      On October 13, 2004 the Financial Accounting Standards Board (FASB) ratified the consensus the EITF reached on EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This EITF changes the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF requires retroactive restatement of prior period earnings per share for all periods in which securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding. As of March 31, 2005, the Company had two series of contingently convertible notes outstanding, including approximately $0.4 million in aggregate principal amount of its 3 3/4% Convertible Subordinated Notes due 2024 (the "Old Notes") and approximately $109.6 million in aggregate principal amount of its 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the
"New Notes"). Because the terms of the Old Notes require settlement in shares of common stock of the full value of the notes upon conversion, all shares potentially issuable at the end of each reporting period would be included in diluted weighted average shares outstanding. In addition, for purposes of calculating diluted earnings per share, the Company would be required to add back to net income the after-tax interest expense on the notes for each reporting period, as if the notes had been converted to common stock at the beginning of the period. The Company has concluded that this restatement would have no material effect on previously reported diluted earnings per share. The New Notes would only be included in the diluted earnings per share calculation at such time in the future when the Company's stock price rises above the conversion price. The dilutive impact would be equal to the number of shares needed to satisfy the "in-the-money" value of the New Notes, assuming conversion (see Note 6 for a discussion of the New Notes). The adoption of this consensus did not have an impact on diluted earnings per share for the period ended March 31, 2005.

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

      In December 2004, the FASB issued SFAS No. 123(R) ("SFAS 123(R)"), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company currently accounts for its employee stock options in accordance with APB 25 while disclosing the pro forma effect of the options and restricted stock grants had they been recorded under the fair value method. As required by the Statement as amended by the Securities and Exchange Commission in April 2005, the Company plans to adopt the revised Statement in its quarter ending March 31, 2006. The Company is in the process of evaluating the impact of the adoption of this standard on their financial statements.

Note 11 - Comprehensive Income:

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

      Comprehensive income is as follows (in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2005                2004
                                                    ---------          ---------
Net income                                          $   4,376          $   1,712
Other comprehensive income:
  Foreign currency translation
    adjustments                                        (2,308)             2,756
                                                    ---------          ---------
Total comprehensive income                          $   2,068          $   4,468
                                                    =========          =========

      Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Note 12 - Geographic Information:

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 39% and 36% of total sales for the three months ended March 31, 2005 and 2004, respectively.

                                                           (In thousands)
                                                   Three Months Ended March 31,
                                                      2005              2004
                                                   ----------        ----------
Geographic information consists of the following:
Net sales:
  North America                                    $  338,805        $  266,450
  Latin America                                        93,570            87,203
  Europe                                              371,573           306,678
                                                   ----------        ----------
    Total                                          $  803,948        $  660,331
                                                   ==========        ==========

                                                    March 31,       December 31,
                                                      2005              2004
                                                    ---------       ------------
Long-lived assets:
  United States                                     $  34,726       $     35,762
  United Kingdom                                       89,867             91,709
  Other foreign countries                              27,264             27,334
                                                    ---------       ------------
    Total                                           $ 151,857       $    154,805
                                                    =========       ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to IT market growth in 2005, market share gains and significant earnings improvements during 2005, financial results, and financing and acquisition activities, among others. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to our ability to reduce and control costs, our ability to service our debt, our ability to take advantage of beneficial vendor pricing and rebate programs from time to time, the timing of delivery of products from suppliers, the product mix sold by us, the integration of acquired businesses, customer demand, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by us, management of growth, our ability to collect accounts receivable in a timely manner, price decreases on inventory that is not price protected, our ability to negotiate credit facilities, currency exchange rates, potential interest rate fluctuations as described below and the other risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      The first quarter of 2005 was another excellent quarter for our Company. We grew sales by 22% as compared to last year, nearly $150 million, and posted a very good improvement in profitability. The first quarter ended on a strong note as March 2005 was the best sales month in the history of the Company. Although there were signs during the first quarter that market conditions have become more challenging in certain product segments and geographies, we remain optimistic that the overall IT market will grow in 2005 and we believe that we are positioned to continue to gain market share and generate significant improvements in earnings as the year unfolds.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      Net sales were $803.9 million for the quarter ended March 31, 2005, compared to net sales of $660.3 million for the quarter ended March 31, 2004, which represented an increase of $143.6 million, or 22%. The sales increase was driven by an increase of $79.5 million in Components and Peripherals sales as well as an increase of $64.1 million in sales of Solutions sales. The increase in sales of Components and Peripherals was due primarily to growth in Components sales in North America. The Solutions sales increase was due to the acquisition of OpenPSL Limited ("OpenPSL") in June of 2004, the growth of this market and a growth in market share. OpenPSL contributed approximately $60 million of our Solutions sales in the quarter ended March 31, 2005 and none in the quarter ended March 31, 2004.

      Our gross profit for the quarter ended March 31, 2005 was $57.3 million compared to $49.3 million for the quarter ended March 31, 2004, which represented an increase of $8.0 million, or 16%. The increase in gross profit was primarily due to the acquisition of OpenPSL in June 2004, an increase in sales volume and a shift in product mix. The acquisition of OpenPSL contributed approximately $7.0 million in the quarter ended March 31, 2005. Gross margin decreased to 7.1% in the current quarter from 7.5% in the same period last year, primarily due to margin declines in our European distribution business resulting from competitive market conditions.

      Selling, general and administrative expenses increased to $45.4 million for the quarter ended March 31, 2005, from $42.7 million for the quarter ended March 31, 2004, an increase of $2.7 million, or 6%. The increase in expenses was primarily attributable to our acquisition of OpenPSL which added approximately $4.4 million to our consolidated expenses. Excluding the OpenPSL expenses in the first quarter of 2005, expenses decreased $1.7 million as compared to last year. As a percentage of sales, selling, general and administrative expenses decreased in the first quarter of 2005 to 5.6% from 6.5% in the first quarter of 2004.

      Interest expense increased to $4.8 million for the quarter ended March 31, 2005 from $3.8 million in the same period last year. This increase was primarily due to an increase in average borrowings outstanding under our credit facilities during the quarter. The average interest rate in the first quarter of 2005 decreased to 5.7% from 5.9% in the same period last year.

      The effective tax rate was 38% in the quarter ended March 31, 2005, compared to 37% for the quarter ended March 31, 2004 and the actual effective tax rate of 41.3% at the year ended December 31, 2004. The decrease in the effective rate in the first quarter of 2005 from the actual 2004 rate was primarily related to the implementation of tax planning strategies and a shift to profitability in certain foreign jurisdictions with valuation allowances.

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

      Net cash used in operating activities for the three months ended March 31, 2005, was $69.9 million. Our inventories increased as of March 31, 2005 to $282.5 million from $271.8 million as of December 31, 2004, and our accounts payable increased to $310.0 million as of March 31, 2005 from $307.4 million as of December 31, 2004. The increase in inventories and accounts payable are primarily a result of increased inventory purchases and the timing of inventory receipts and payments related thereto. Our accounts receivable increased to $401.4 million as of March 31, 2005, from $376.0 million as of December 31, 2004, primarily attributable to a high concentration of sales in the latter part of the first quarter.

      On March 5, 2004, we completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024 (the "Old Notes"). On December 20, 2004, we completed our offer to exchange our newly issued 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes") for an equal amount of our outstanding Old Notes. Approximately $109,600,000 aggregate principal amount of the Old Notes, representing approximately 99.6 percent of the total principal amount of Old Notes outstanding, were tendered in exchange for an equal principal amount of New Notes. The New Notes mature on March 5, 2024 and bear interest at the rate of 3 3/4% per year on the principal amount, payable semi-annually on March 5 and September 5, beginning on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, we will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (i) the principal amount of each New Note to be converted and (ii) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.958 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The applicable stock price is the average of the closing sales prices of our common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, we will be required to deliver to holders upon conversion, at its option, (i) a number of shares of our common stock, (ii) cash, or (iii) a combination of cash and shares of our common stock in an amount calculated as described in the prospectus filed by us in connection with the exchange offer. In lieu of paying cash and shares of our common stock upon conversion, we may direct our conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by us for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (i) a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or (ii) cash or (iii) a combination of cash and shares of our common stock. Any New Notes exchanged by the designated institution will remain outstanding. We may redeem some or all of the New Notes for cash on or after March 5, 2009 and before March 5, 2011 at a redemption price of 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, but only if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a 30 consecutive trading day period ending on the trading day before the date the redemption notice is mailed. We may redeem some or all of the New Notes for cash at any time on or after March 5, 2011 at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. We may be required to purchase for cash all or a potion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the new notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.

      On September 20, 2004, and as further amended in January 2005, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $90 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended March 31, 2005 was 3.49%, and the balance outstanding at March 31, 2005 was $60 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

      On July 6, 2000, and as amended on May 3, 2004, we entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which we borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, we entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount of the interest rate swap decreases ratably as the underlying debt is repaid. The notional amount at March 31, 2005 was $36.5 million. We initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At March 31, 2005, the fair value of the interest rate swap was ($928,000). The RSA facility is collateralized by a second lien on certain of our North American and South American assets. We must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at March 31, 2005 on this long-term debt was $48.5 million, $7 million is payable in years 2005 and 2006, $7.9 million is payable in 2007 and $26.6 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at March 31, 2005 was $47.6 million.

      On December 2, 2002, as further amended in December 2004, we entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $142 million at March 31, 2005. The Bank of America facility matures on July 15, 2006. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At our option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2005 was 6.4%, and the balance outstanding at March 31, 2005 was $32.4 million. Our obligations under the revolving line of credit are collateralized by certain assets of our European subsidiaries. The revolving line of credit requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      On September 13, 2004, we entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At our option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. We also pay an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended March 31, 2005 was 5.33%, and the balance outstanding at March 31, 2005 was $5.8 million Our obligations under the Congress Facility are collateralized by certain assets of our North and South American subsidiaries. The Congress Facility requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

      On May 9, 2003, we entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $11.3 million, as converted at March 31, 2005. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $284,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at March 31, 2005 was $9.8 million. Terms of the mortgage require us to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of (pound)670,000, or the U.S. dollar equivalent of approximately $1.3 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately (pound)7,600, or $14,400 U.S. dollars. The balance on the mortgage was $847,000 at March 31, 2005.

      Our agreement with IFN Finance BV was amended in December 2004 to reduce its $7.5 million in short-term financing to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The average interest rate on the outstanding borrowings under this facility during the quarter ended March 31, 2005 was 5.5%, and the balance outstanding at March 31, 2005 was $22,000.

      We were in compliance with our bank and subordinated debt financing covenants at March 31, 2005; however, there can be no assurance that we will be in compliance with such covenants in the future. If the we do not remain in compliance with the covenants, and are unable to obtain a waiver of noncompliance from our lenders, our financial condition, results of operations and cash flows would be materially adversely affected.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are subject to interest rate risk on our variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended March 31, 2005, average borrowings outstanding on the variable rate credit facility with Congress Financial Corporation (Western) were $9 million, average borrowings with Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation were $80 million and average borrowings with Bank of America, N.A. were $55 million. These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.4 million.

      A substantial part of our revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. We enter into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of Bell or its subsidiaries entering into transactions denominated in currencies other than the functional currency, we recognized a foreign currency loss of $1.1 million during the quarter ended March 31, 2005 and no material gain or loss in the quarter ended March 31, 2004. To the extent we are unable to manage these risks, our results, financial position and cash flows could be materially adversely affected.

      In August 2003, we entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount at March 31, 2005 was $36.5 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, we are exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose us to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($928,000) at March 31, 2005.

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

Dated: May 10, 2005

                         BELL MICROPRODUCTS INC.

                         BY:/s/ JAMES E. ILLSON
                            ----------------------------------------------------
                         CHIEF FINANCIAL OFFICER AND EXECUTIVE VICE PRESIDENT OF FINANCE AND OPERATIONS

                                  EXHIBIT INDEX

                                    Form 10-Q
                          Quarter ended March 31, 2005

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