Form 10-Q
period 2005-06-30
BELL MICROPRODUCTS INC
filed 2005-08-09
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         ( MARK ONE )
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________  TO  ____________

         COMMISSION FILE NUMBER  0-21528

                             BELL MICROPRODUCTS INC.
--------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                              94-3057566
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1941 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                       95131-1721
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE )

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

         YES [X]  NO [ ]

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT AUGUST 5, 2005:
29,350,082

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART  I  -  FINANCIAL INFORMATION

        Item 1:  Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004          3

                     Condensed Consolidated Statements of Operations - Three months and
                          six months ended June 30, 2005 and 2004                                         4

                     Condensed Consolidated Statements of Cash Flows -  Six months ended
                          June 30, 2005 and 2004                                                          5

                     Notes to Condensed Consolidated Financial Statements                                 6

        Item 2:  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                17

        Item 3:  Quantitative and Qualitative Disclosure about Market Risk                               23

        Item 4:  Controls and Procedures                                                                 24

PART II  -  OTHER INFORMATION

        Item 4:  Submission of Matters to a Vote of Security Holders                                    25

        Item 6:  Exhibits                                                                               25

        Signatures                                                                                      26

PART I  -  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   June 30,      December 31,
                                                                     2005           2004
                                                                   --------      ------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $ 23,010       $ 13,294
     Accounts receivable, net                                       376,886        376,017
     Inventories                                                    266,953        271,797
     Prepaid expenses and other current assets                       25,754         24,676
                                                                   --------       --------
                  Total current assets                              692,603        685,784

Property and equipment, net                                          38,428         42,805
Goodwill                                                             90,719         92,605
Intangibles, net                                                      8,512          9,407
Deferred debt issuance costs and other assets                         9,386          9,988
                                                                   --------       --------
     Total assets                                                  $839,648       $840,589
                                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $300,146       $307,373
     Borrowings under lines of credit                                17,814         17,577
     Short-term note payable and current portion
         of long-term notes payable                                  12,893         12,183
     Other accrued liabilities                                       58,051         72,164
                                                                   --------       --------
                  Total current liabilities                         388,904        409,297

Borrowings under lines of credit                                     65,228         42,686
Long-term notes payable                                             156,204        160,905
Other long-term liabilities                                           4,218          5,011
                                                                   --------       --------
     Total liabilities                                              614,554        617,899
                                                                   --------       --------

Commitments and contingencies (Note 9)
Shareholders' equity:
     Common Stock, $0.01 par value, 80,000 shares
       authorized; 29,247 and 28,672 issued and outstanding
                                                                    170,824        167,705
     Retained earnings                                               39,725         32,174
     Accumulated other comprehensive income                          14,545         22,811
                                                                   --------       --------
         Total shareholders' equity                                 225,094        222,690
                                                                   --------       --------

     Total liabilities and shareholders' equity                    $839,648       $840,589
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

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three months ended              Six months ended
                                                          June 30,                       June 30,
                                                ---------------------------     ---------------------------
                                                   2005             2004           2005            2004
                                                -----------     -----------     -----------     -----------
Net sales                                       $   788,471     $   630,288     $ 1,592,419     $ 1,290,619
Cost of sales                                       731,341         581,220       1,477,990       1,192,264
                                                -----------     -----------     -----------     -----------
Gross profit                                         57,130          49,068         114,429          98,355

Selling, general and administrative expenses         46,463          43,191          91,908          85,922
                                                -----------     -----------     -----------     -----------

Operating income                                     10,667           5,877          22,521          12,433
Interest expense and other                           (5,562)         (3,830)        (10,380)         (7,668)
                                                -----------     -----------     -----------     -----------

Income before income taxes                            5,105           2,047          12,141           4,765
Provision for income taxes                            1,930             996           4,590           2,002
                                                -----------     -----------     -----------     -----------
Net income                                      $     3,175     $     1,051     $     7,551     $     2,763
                                                ===========     ===========     ===========     ===========

Income per share
    Basic                                       $      0.11     $      0.04     $      0.26     $      0.10
                                                ===========     ===========     ===========     ===========
    Diluted                                     $      0.11     $      0.04     $      0.25     $      0.10
                                                ===========     ===========     ===========     ===========

Shares used in per share calculation
    Basic                                            28,999          27,194          28,897          27,131
                                                ===========     ===========     ===========     ===========
    Diluted                                          29,696          27,659          29,665          27,869
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

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                                                      Six months ended June 30,
                                                                                     --------------------------
                                                                                       2005             2004
                                                                                     ---------        ---------
Cash flows from operating activities:
Net income:                                                                          $   7,551        $   2,763
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
          Depreciation and amortization                                                  5,536            6,001
          Provision for bad debts                                                        1,326            4,540
          Loss on disposal of property, equipment and other                                  1               26
          Deferred income taxes                                                           (148)            (192)
          Changes in assets and liabilities, net of effect of business acquisitions:
              Accounts receivable                                                      (14,062)         (20,015)
              Inventories                                                                  122           36,531
              Prepaid expenses                                                          (1,044)             768
              Other assets                                                                 573           (3,123)
              Accounts payable                                                         (42,579)         (39,733)
              Other accrued liabilities                                                (11,953)           7,460
                                                                                     ---------        ---------
                Net cash used in operating activities                                  (54,677)          (4,974)
                                                                                     ---------        ---------

Cash flows from investing activities:
Acquisition of property, equipment and other                                            (2,244)          (1,830)
Proceeds from sale of property, equipment and other                                         81               26
Acquisition of new business, net of cash acquired                                            -          (33,101)
                                                                                     ---------        ---------
                      Net cash used in investing activities                             (2,163)         (34,905)
                                                                                     ---------        ---------

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreements                             23,999          (60,678)
Changes in book overdraft                                                               45,256           12,530
Repayment of long-term notes payable to RSA                                             (3,500)         (23,500)
Borrowings of notes and leases payable                                                     108          110,395
Repayments of notes and leases payable                                                    (827)            (612)
Proceeds from issuance of Common Stock                                                   2,436            1,709
                                                                                     ---------        ---------
                Net cash provided by financing activities                               67,472           39,844
                                                                                     ---------        ---------
Effect of exchange rate changes on cash                                                   (916)              (4)
                                                                                     ---------        ---------

Net increase (decrease) in cash                                                          9,716              (39)
Cash at beginning of period                                                             13,294            4,904
                                                                                     ---------        ---------
Cash at end of period                                                                $  23,010        $   4,865
                                                                                     =========        =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                     $  10,037        $   8,818
        Income taxes                                                                 $   7,675        $   1,137
Supplemental non-cash financing activities:
        Issuance of restricted stock                                                 $     798        $     400
        Common Stock issued for acquisition                                          $       -        $   2,365
        Change in fair value of interest rate swap                                   $      15        $    (952)

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -  Basis of Presentation:

      The accompanying interim condensed consolidated financial statements of Bell Microproducts Inc. ("the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's judgment of the most difficult and subjective estimates include: revenue recognition; the assessment of recoverability of goodwill and property, plant and equipment; the valuation of inventory and accounts payable; estimates for the allowance for doubtful accounts and sales return reserve; and the recognition and measurement of income tax assets and liabilities. Interim results are subject to significant variations and the results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

      Certain prior year amounts have been reclassified to conform to the fiscal 2005 financial statement presentation. These reclassifications had no impact on total assets, operating income or net income.

      Cash book overdrafts of $77.1 million and $18.1 million as of June 30, 2005 and June 30, 2004, respectively, are included in accounts payable.

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

Note 2 - Acquisitions:

      The acquisition below has been accounted for using the purchase method. Accordingly, the results of operations of the acquired business is included in the consolidated financial statements from the date of acquisition.

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

      OpenPSL was acquired for a total purchase price of approximately $37.9 million which included cash of approximately $33.8 million, the issuance of 664,970 shares of the Company's Common Stock including Common Stock issued as consideration for the first of two contingent incentive payments and acquisition costs. The Company is obligated to pay up to an additional $4.0 million within one year of the closing date as an additional contingent incentive payment to be based upon earnings achieved during the first twelve months after acquisition. The final allocation of the purchase price to acquired assets and assumed liabilities based upon management estimates are as follows (in thousands):

Accounts receivable              $ 30,721
Inventories                         4,743
Equipment and other assets          2,419
Goodwill                           31,059
Intangibles                         3,671
Accounts payable                  (18,785)
Other accrued liabilities          (9,203)
Notes payable                      (6,723)
                                 --------
Total consideration              $ 37,902
                                 ========

      Other intangibles include customer and supplier relationships and non-compete agreements with estimated useful lives of 4 years, 7 years and 2 years, respectively.

Pro forma disclosure (in thousands, except per share data):

      Pro forma combined amounts for the three months and six months ended June 30, 2004 give effect to the acquisition of OpenPSL as if the acquisition had occurred on January 1, 2004. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period.

                                                       Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                   ---------------------------       ---------------------------
                                                     2005              2004             2005             2004
                                                   ----------       ----------       ----------       ----------
Revenue                                            $  788,471       $  678,938       $1,592,419       $1,399,889
Net Income                                         $     3175       $      849       $    7,551       $    3,832
Net income per share - basic                       $     0.11       $     0.03       $     0.26       $     0.14
Shares used in per share calculation - basic           28,999           27,194           28,897           27,131
Net income per share - diluted                     $     0.11       $     0.03       $     0.25       $     0.14
Shares used in per share calculation - diluted         29,696           27,659           29,665           27,869

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

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                 June 30,
                                                          ---------------------     ----------------------
                                                           (in thousands except for per share amounts)
                                                          ------------------------------------------------
                                                            2005         2004         2005         2004
                                                          --------     --------     --------     ---------
Net income as reported                                    $  3,175     $  1,051     $  7,551     $  2,763
Add: Stock-based employee compensation
        expense included in reported earnings, net
        of tax                                                 228          156          423          315
Deduct:  Total stock-based employee
              compensation expense determined
              under fair value method, net of tax             (806)      (1,089)      (1,600)      (1,991)
                                                          --------     --------     --------     --------
Pro forma net income                                      $  2,597     $    118     $  6,374     $  1,087
                                                          ========     ========     ========     ========

Net income per share as reported:
     Basic                                                $   0.11     $   0.04     $   0.26     $   0.10
     Diluted                                              $   0.11     $   0.04     $   0.25     $   0.10

Pro forma net income per share:                           $   0.09     $   0.00     $   0.22     $   0.04
     Basic                                                $   0.09     $   0.00     $   0.21     $   0.04
     Diluted

Weighted average shares used in per share Calculation:
     Basic                                                  28,999       27,194       28,897       27,131
     Diluted                                                29,696       27,659       29,665       27,869

      The following weighted average assumptions were used for grants in the second quarter ended June 30, 2005 and 2004, respectively; expected volatility of 72 and 74%, expected lives of 3.41 and 3.56 and risk free interest rates of 3.6% and 3.5%. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of .5 years.

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

Note 4 - Intangible Assets:

         The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The carrying values and accumulated amortization of these assets at June 30, 2005 and December 31, 2004 are as follows (in thousands):

                                                                   As of June 30, 2005
                                                            ---------------------------------
                                             Estimated       Gross
                                         Useful Life for    Carrying   Accumulated      Net
Amortized Intangible Assets                Amortization      Amount    Amortization    Amount
---------------------------              ---------------    --------   ------------   -------
Non-compete agreements                      2-6 years       $ 1,620     $  (1,300)    $   320
Trademarks                                 20-40 years        4,518          (510)      4,008
Trade names                                  20 years           400           (61)        339
Customer/supplier relationships             4-10 years        5,023        (1,178)      3,845
                                                            -------     ---------     -------
Total                                                       $11,561     $  (3,049)    $ 8,512
                                                            =======     =========     =======

                                                                   As of June 31, 2004
                                                            ----------------------------------
                                           Estimated         Gross
                                         Useful Life for    Carrying    Accumulated     Net
Amortized Intangible Assets                Amortization      Amount    Amortization    Amount
---------------------------              ---------------    --------   ------------   --------
Non-compete agreements                     2-6 years        $ 1,623      $ (1,207)    $   416
Trademarks                                20-40 years         4,835          (449)      4,386
Trade names                                 20 years            400           (51)        349
Customer/supplier relationships            4-10 years         5,023          (767)      4,256
                                                            -------      --------     -------
Total                                                       $11,881      $ (2,474)    $ 9,407
                                                            =======      ========     =======

      The estimated amortization expense of these assets in future fiscal years is as follows (in thousands):

Estimated Amortization Expense

July 1, 2005 to December 31, 2005     $  575

For year ending December 31, 2006      1,084
For year ending December 31, 2007      1,008
For year ending December 31, 2008        821
For year ending December 31, 2009        638
Thereafter                             4,386
                                      ------
Total                                 $8,512
                                      ======

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

      Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                          -------------------   -------------------
                                           2005        2004      2005        2004
                                          -------    --------   -------    --------
Net income                                $ 3,175    $ 1,051    $ 7,551    $ 2,763
Weighted average common shares
  outstanding (Basic)                      28,999     27,194     28,897     27,131

Effect of dilutive options, restricted
  stock grants and warrants                   697        465        768        738

Weighted average common shares
  outstanding (Diluted)                    29,696     27,659     29,665      27,86

      In the three months ended June 30, 2005 and 2004, total common stock options, restricted stock grants and warrants excluded from diluted income per share calculations because they were antidilutive were 1,189,675 and 2,270,757, respectively.

Note 6 - Lines of Credit and Term Debt:

                                                 June 30,  December 31,
LINES OF CREDIT (IN THOUSANDS)                     2005       2004
                                                 --------  -----------
Congress Facility                                $   228     $   686
Wachovia Facility                                 65,000      42,000
Bank of America Facility                          16,266      17,577
IFN Financing BV                                   1,548           -
                                                 -------     -------
                                                  83,042      60,263
Less: amounts included in current liabilities     17,814      17,577
                                                 -------     -------
Amounts included in non-current liabilities      $65,228     $42,686
                                                 =======     =======

      On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended June 30, 2005 was 5.83%, and the balance outstanding at June 30, 2005 was $228,000. Obligations of the Company under the Congress Facility are collateralized by certain assets of the Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

      On September 20, 2004, and as further amended in January 2005, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $90 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended June 30, 2005 was 3.97%, and the balance outstanding at June 30, 2005 was $65 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

      On December 2, 2002, as further amended in December 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $134 million at June 30, 2005. The Bank of America facility matures on July 15, 2006. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2005 was 6.8%, and the balance outstanding at June 30, 2005 was $16.3 million. Obligations of the Company under the revolving line of credit are collateralized by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      The Company's agreement with IFN Finance BV was amended in December 2004 to reduce its $7.5 million in short-term financing to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The average interest rate on the outstanding borrowings under this facility during the quarter ended June 30, 2005 was 5.5%, and the balance outstanding at June 30, 2005 was $1.5 million.

                                     June 30,   December 31,
TERM LOANS (IN THOUSANDS)              2005        2004
                                     --------   -----------
Convertible Notes                    $110,000    $110,000
Note payable to RSA, net               48,025      51,509
Bank of Scotland Mortgage               9,043      10,150
HSBC Bank plc Mortgage                    837         897
                                     --------    --------
                                      167,905     172,556
Less: amounts due in current year      11,701      11,651
                                     --------    --------
Long-term debt due after one year    $156,204    $160,905
                                     ========    ========

      On March 5, 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024 (the "Old Notes"). On December 20, 2004, the Company completed its offer to exchange its newly issued 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes") for an equal amount of its outstanding Old Notes. Approximately $109,600,000 aggregate principal amount of the Old Notes, representing approximately 99.6%of the total principal amount of Old Notes outstanding, were tendered in exchange for an equal principal amount of New Notes. The New Notes mature on March 5, 2024 and bear interest at the rate of 3 3/4% per year on the principal amount, payable semi-annually on March 5 and September 5, beginning on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, the Company will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (i) the principal amount of each New Note to be converted and (ii) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.958 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The applicable stock price is the average of the closing sales prices of the Company's common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, the Company will be required to deliver to holders upon conversion, at its option, (i) a number of shares of the Company's common stock,
(ii) cash, or (iii) a combination of cash and shares of the Company's common stock in an amount calculated as described in the prospectus filed by the Company in connection with the exchange offer. In lieu of paying cash and shares of the Company's common stock upon conversion, the Company may direct its conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by the Company for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (i) a number of shares of the Company's common stock equal to the applicable conversion rate, plus cash for any fractional shares, or
(ii) cash or (iii) a combination of cash and shares of the Company's common stock. Any New Notes exchanged by the designated institution will remain outstanding. The Company may redeem some or all of the New Notes for cash on or after March 5, 2009 and before March 5, 2011 at a redemption price of 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, but only if the closing price of the Company's common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a 30 consecutive trading day period ending on the trading day before the date the redemption notice is mailed. The Company may redeem some or all of the New Notes for cash at any time on or after March 5, 2011 at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. The Company may be required to purchase for cash all or a portion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the new notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.

      On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount of the interest rate swap decreases ratably as the underlying debt is repaid. The notional amount at June 30, 2005 was $36.5 million. The Company initially recorded the interest rate swap at fair value, and subsequently records changes in fair value as an offset to the related liability. At June 30, 2005, the fair value of the interest rate swap was ($475,000). The RSA facility is collateralized by a second lien on certain of the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at June 30, 2005 on this long-term debt was $48.5 million, $7 million is payable in years 2005 and 2006, $7.9 million is payable in 2007 and $26.6 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at June 30, 2005 was $48.0 million.

      On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $10.8 million, as converted at June 30, 2005. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $269,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at June 30, 2005 was $9.0 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of (pound)670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately (pound)7,600, or $13,617 U.S. dollars. The balance on the mortgage was $837,000 at June 30, 2005.

      The Company was in compliance with its bank and subordinated debt financing covenants at June 30, 2005; however, there can be no assurance that the Company will be in compliance with such covenants in the future. If the Company does not remain in compliance with the covenants, and is unable to obtain a waiver of noncompliance from its lenders, the Company's financial condition, results of operations and cash flows would be materially adversely affected.

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

      At June 30, 2005, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                       Severance        Lease
                                         Costs          Costs           Total
                                       ----------      --------       ---------
Balance at January 1, 2004              $   234        $ 1,327         $ 1,561

Restructuring and special charges             -            300             300
Restructuring reserve release                 -           (300)           (300)
Cash payments                              (234)          (618)           (852)
                                        -------        -------         -------
Balance at December 31, 2004                  -            709             709

Restructuring and special charges             -              -               -
Cash payments                                 -           (118)           (118)
                                        -------        -------         -------
Balance at June 30, 2005                $     -        $   591         $   591
                                        =======        =======         =======

Note 8 - Product Warranty Liabilities:

      The Company accrues for known warranty claims if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims based on historical activity. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other accrued liabilities. At June 30, 2005 product warranty liabilities were approximately $1.3 million. The provision has had no material change from December 31, 2004.

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

      In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount at June 30, 2005 was $36.5 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, the Company is exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, the interest rate swap was initially recorded at fair value, and subsequently any changes in fair value were recorded as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($475,000) at June 30, 2005.

Note 10 - Newly Issued or Recently Effective Accounting Pronouncements:

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

      On March 29, 2005, the SEC issued SAB 107, which provides guidance on the interaction between SFAS 123(R), Shared-Based Payment, and certain SEC rules and regulations. SAB 107 provides guidance that may simplify some of FAS 123(R)'s implementation challenges and enhance the information that investors receive.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

      In June 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes ("APB 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not anticipate material impact from this standard on the Company's consolidated financial position, results of operations or cash flows.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated. FIN 47 is effective as of December 31, 2005. The Company is in the process of evaluating the impact of the adoption of this standard on their consolidated financial statements.

Note 11 - Comprehensive Income:

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

      Comprehensive income is as follows (in thousands):

                                       Three Months Ended        Six Months Ended
                                            June 30,                  June 30,
                                      --------------------      -------------------
                                       2005         2004         2005         2004
                                      -------      -------      -------      ------
Net income                            $ 3,175      $ 1,051      $ 7,551      $2,763
Other comprehensive income:
    Foreign currency translation
       adjustments                     (5,958)      (2,284)      (8,266)        472
                                      -------      -------      -------      ------
Total comprehensive income (loss)     $(2,783)     $(1,233)     $  (715)     $3,235
                                      =======      =======      =======      ======

      Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Note 12 - Geographic Information:

      The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 39% and 37% of total sales for the six months ended June 30, 2005 and 2004, respectively.

                                                                    (In thousands)
                                                               Six Months Ended June 30,
                                                                2005              2004
                                                             ----------        ----------
Geographic information consists of the following:
Net sales:
  North America                                              $  679,136        $  520,583
  Latin America                                                 191,195           172,107
  Europe                                                        722,088           597,929
                                                             ----------        ----------
    Total                                                    $1,592,419        $1,290,619
                                                             ==========        ==========

                               June 30,       December 31,
                                 2005            2004
                               --------       ------------
Long-lived assets:
  United States                $ 14,313         $ 18,274
  United Kingdom                 31,516           35,049
  Other foreign countries         1,985            1,783
                               --------         --------
     Total                     $ 47,814         $ 55,106
                               ========         ========

Note 13 - Subsequent Events:

      On July 8, 2005, the Company acquired Net Storage Computers, LTDA. ("Net Storage"), for cash of approximately $3.0 million. Net Storage is a privately held distributor of storage products and peripherals, headquartered in Sao Paulo, Brazil, with sales offices in Belo Horizonte, Porto Alegre, Recife, Rio de Janeiro and Tambore. Based on Net Storage's unaudited financial statements, sales were approximately $25 million for the year ended December 31, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to IT market growth in 2005, market share gains and significant earnings improvements during 2005. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to our ability to reduce and control costs, our ability to service our debt, our ability to take advantage of beneficial vendor pricing and rebate programs from time to time, the timing of delivery of products from suppliers, the product mix sold by us, the integration of acquired businesses, customer demand, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by us, management of growth, our ability to collect accounts receivable in a timely manner, price decreases on inventory that is not price protected, our ability to negotiate credit facilities, currency exchange rates, potential interest rate fluctuations as described below and the other risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      The second quarter of 2005 was another good quarter for our company. We grew sales by 25% as compared to the same period last year, or more than $158 million, and posted a strong improvement in profitability. We generated revenue improvement in all geographies and most major product categories during the quarter as compared to the same period in 2004. We continued to demonstrate our ability to increase sales at above-market growth rates, and we significantly improved our operating margin to 1.35%, as compared to 0.93% in the same period last year.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Net sales were $788.5 million for the quarter ended June 30, 2005, compared to net sales of $630.3 million for the quarter ended June 30, 2004, which represented an increase of $158.2 million, or 25%. The sales increase was driven by an increase of $94.1 million in Components and Peripherals sales as well as an increase of $64.1 million in Solutions sales. The increase in sales of Components and Peripherals was due primarily to growth in Components sales in North and South America. The Solutions sales increase was due to the acquisition of OpenPSL Limited ("OpenPSL") in June of 2004, and growth in the North American market for these products. OpenPSL contributed approximately $56 million of our Solutions sales in the quarter ended June 30, 2005 and $23 million in the quarter ended June 30, 2004.

      Our gross profit for the quarter ended June 30, 2005 was $57.1 million compared to $49.1 million for the quarter ended June 30, 2004, which represented an increase of $8.0 million, or 16%. The increase in gross profit was primarily due an increase in sales volume and the acquisition of OpenPSL in June 2004. OpenPSL contributed approximately $6.9 million in the quarter ended June 30, 2005 and $2.1 million in the quarter ended June 30, 2004. Gross margin decreased to 7.2% in the current quarter from 7.8% in the same period last year, primarily due to overall margin declines in our business resulting from competitive market conditions.

      Selling, general and administrative expenses increased to $46.5 million for the quarter ended June 30, 2005, from $43.2 million for the quarter ended June 30, 2004, an increase of $3.3 million, or 8%. The increase in expenses was primarily attributable to our acquisition of OpenPSL which added approximately $4.3 million to our consolidated expenses. Excluding the OpenPSL expenses in the second quarter of 2005, expenses decreased $1.0 million as compared to last year. As a percentage of sales, selling, general and administrative expenses decreased in the second quarter of 2005 to 5.9% from 6.9% in the second quarter of 2004.

      Interest expense and other increased to $5.6 million for the quarter ended June 30, 2005 from $3.8 million in the same period last year. This increase was primarily due to an increase in average borrowings outstanding under our credit facilities during the quarter and an increase in interest rates. The average interest rate in the second quarter of 2005 increased to 5.8% from 5.3% in the same period last year.

      The effective tax rate was 38% in the quarter ended June 30, 2005, compared to an effective tax rate of 49% for the quarter ended June 30, 2004. The decrease in the effective rate was primarily related to the implementation of tax planning strategies and a shift to profitability in certain foreign jurisdictions with valuation allowances.

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Net sales were $1,592.4 million for the six months ended June 30, 2005, compared to sales of $1,290.6 million for the six months ended June 30, 2004, which represented an increase of $301.8 million, or 23%. The sales increase was driven by an increase of $173.7 million in Components and Peripherals sales as well as an increase of $128.3 million in Solutions sales. The increase in sales of Components and Peripherals was due to world wide growth in Components sales, primarily in North America and Europe. The Solutions sales increase was due to the acquisition of OpenPSL Limited ("OpenPSL") in June of 2004, and growth in the North American market for these products. OpenPSL contributed approximately $116 million of our Solutions sales in the six months ended June 30, 2005 and $23 million in the same period last year.

      The Company's gross profit for the nine months ended June 30, 2005 was $114.4 million, compared to $98.4 million for the six months ended June 30, 2004, which represented an increase of $16.0 million, or 16%. The increase was primarily attributable to the impact of sales volume increases and the acquisition of OpenPSL, offset by a decrease in gross margins as compared to the same period last year. As a percentage of sales, overall gross margins decreased to 7.2%, from to 7.6% primarily due to overall margin declines in our business resulting from competitive market conditions.

      Selling, general and administrative expenses increased to $91.9 million for the six months ended June 30, 2005 from $85.9 million for the six months ended June 30, 2004, an increase of $6.0 million, or 7%. The increase in expenses was primarily attributable to the impact of sales volume increases, The increase in expenses was primarily attributable to our acquisition of OpenPSL and the impact of sales volume increases. OpenPSL added approximately $4.3 million to our consolidated expenses. Excluding the OpenPSL expenses in the six months ended June 30, 2005, expenses increased $1.7 million as compared to the same period last year. As a percentage of sales, selling, general and administrative expenses decreased in the first half of 2005 to 5.8% from 6.7% in the same period last year.

      Interest expense and other was $10.4 million in the six months ended June 30, 2005, as compared to $7.7 million in the same period last year. This increase was primarily due to an increase in average borrowings outstanding under our credit facilities during the period and an increase in interest rates. The average interest rate in the first half of 2005 increased to 5.7% from 5.6% in the same period last year.

      The effective tax rate was 38% in the six months ended June 30, 2005, compared to an effective tax rate of 42% for the six months ended June 30, 2004. The decrease in the effective rate was primarily related to the implementation of tax planning strategies and a shift to profitability in certain foreign jurisdictions with valuation allowances.

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

      Net cash used in operating activities for the six months ended June 30, 2005, was $54.7 million. Excluding the cash book overdraft, net cash used in operating activities was $9.4 million. Our inventories decreased as of June 30, 2005 to $267 million from $271.8 million as of December 31, 2004, and our accounts payable decreased to $300.1 million as of June 30, 2005 from $307.4 million as of December 31, 2004. Our accounts receivable increased to $376.9 million as of June 30, 2005, from $376.0 million as of December 31, 2004. Other accrued liabilities decreased to $58.1 million as of June 30, 2005 from $72.2 million as of December 31, 2004 primarily due to changes in VAT liabilities and income taxes payable.

      On March 5, 2004, we completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024 (the "Old Notes"). On December 20, 2004, we completed our offer to exchange our newly issued 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes") for an equal amount of our outstanding Old Notes. Approximately $109,600,000 aggregate principal amount of the Old Notes, representing approximately 99.6% of the total principal amount of Old Notes outstanding, were tendered in exchange for an equal principal amount of New Notes. The New Notes mature on March 5, 2024 and bear interest at the rate of 3 3/4% per year on the principal amount, payable semi-annually on March 5 and September 5, beginning on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, we will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (i) the principal amount of each New Note to be converted and (ii) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.958 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The applicable stock price is the average of the closing sales prices of our common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, we will be required to deliver to holders upon conversion, at its option, (i) a number of shares of our common stock, (ii) cash, or (iii) a combination of cash and shares of our common stock in an amount calculated as described in the prospectus filed by us in connection with the exchange offer. In lieu of paying cash and shares of our common stock upon conversion, we may direct our conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by us for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (i) a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or (ii) cash or (iii) a combination of cash and shares of our common stock. Any New Notes exchanged by the designated institution will remain outstanding. We may redeem some or all of the New Notes for cash on or after March 5, 2009 and before March 5, 2011 at a redemption price of 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, but only if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a 30 consecutive trading day period ending on the trading day before the date the redemption notice is mailed. We may redeem some or all of the New Notes for cash at any time on or after March 5, 2011 at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. We may be required to purchase for cash all or a portion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the new notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.

      On September 20, 2004, and as further amended in January 2005, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $90 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition,

Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended June 30, 2005 was 3.97%, and the balance outstanding at June 30, 2005 was $65 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

      On July 6, 2000, and as amended on May 3, 2004, we entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which we borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, we entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount of the interest rate swap decreases ratably as the underlying debt is repaid. The notional amount at June 30, 2005 was $36.5 million. We initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At June 30, 2005, the fair value of the interest rate swap was ($475,000). The RSA facility is collateralized by a second lien on certain of our North American and South American assets. We must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at June 30, 2005 on this long-term debt was $48.5 million, $7 million is payable in years 2005 and 2006, $7.9 million is payable in 2007 and $26.6 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at June 30, 2005 was $48.0 million.

      On December 2, 2002, as further amended in December 2004, we entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a (pound)75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $134 million at June 30, 2005. The Bank of America facility matures on July 15, 2006. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At our option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2005 was 6.8%, and the balance outstanding at June 30, 2005 was $16.3 million. Our obligations under the revolving line of credit are collateralized by certain assets of our European subsidiaries. The revolving line of credit requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

      On September 13, 2004, we entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At our option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. We also pay an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended June 30, 2005 was 5.83%, and the balance outstanding at June 30, 2005 was $228,000. Our obligations under the Congress Facility are collateralized by certain assets of our North and South American subsidiaries. The Congress Facility requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

      On May 9, 2003, we entered into a mortgage agreement with Bank of Scotland for (pound)6 million, or the U.S. dollar equivalent of approximately $10.8 million, as converted at June 30, 2005. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately (pound)150,000, or $284,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at June 30, 2005 was $9.0 million. Terms of the mortgage require us to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

      On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of (pound)670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately (pound)7,600, or $13,600 U.S. dollars. The balance on the mortgage was $837,000 at June 30, 2005.

      Our agreement with IFN Finance BV was amended in December 2004 to reduce our $7.5 million in short-term financing to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The average interest rate on the outstanding borrowings under this facility during the quarter ended June 30, 2005 was 5.5%, and the balance outstanding at June 30, 2005 was $1.5 million.

      We were in compliance with our bank and subordinated debt financing covenants at June 30, 2005; however, there can be no assurance that we will be in compliance with such covenants in the future. If the we do not remain in compliance with the covenants, and are unable to obtain a waiver of noncompliance from our lenders, our financial condition, results of operations and cash flows would be materially adversely affected.

      In December 2004, the FASB issued SFAS No. 123(R) ("SFAS 123(R)"), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We currently account for our employee stock options in accordance with APB 25 while disclosing the pro forma effect of the options and restricted stock grants had they been recorded under the fair value method. As required by the Statement as amended by the Securities and Exchange Commission in April 2005, we plan to adopt the revised Statement in our quarter ending March 31, 2006. We are in the process of evaluating the impact of the adoption of this standard on our financial statements.

      On March 29, 2005, the SEC issued SAB 107, which provides guidance on the interaction between SFAS 123(R), Shared-Based Payment, and certain SEC rules and regulations. SAB 107 provides guidance that may simplify some of FAS 123(R)'s implementation challenges and enhance the information that investors receive.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively. The adoption of SFAS 153 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

      In June 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes ("APB 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not anticipate a material impact from this standard on our consolidated financial position, results of operations or cash flows.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated. FIN 47 is effective as of December 31, 2005. We are in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are subject to interest rate risk on our variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended June 30, 2005, average borrowings outstanding on the variable rate credit facility with Congress Financial Corporation (Western) were $13 million, average borrowings with Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation were $83 million and average borrowings with Bank of America, N.A. were $59 million. These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.6 million.

      A substantial part of our revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. We enter into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than the functional currency, we recognized a foreign currency loss of $350,000 and $1.9 million during the quarter ended June 30, 2005 and 2004, respectively. To the extent we are unable to manage these risks, our results, financial position and cash flows could be materially adversely affected.

      In August 2003, we entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount at June 30, 2005 was $36.5 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, we are exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose us to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($475,000) at June 30, 2005.

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

PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY

      Registrant held its Annual Meeting of Shareholders on May 17, 2005.

      At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker non votes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                   For              Withheld
                               ----------          ---------
W. Donald Bell                 23,881,272          2,479,362
Gordon A. Campbell             23,581,736          2,778,898
Glenn E. Penisten              23,569,197          2,791,437
Edward L. Gelbach              23,869,272          2,491,362
James E. Ousley                23,833,876          2,526,758
Eugene B. Chaiken              23,906,923          2,453,711
David M. Ernsberger            23,602,587          2,758,047
Mark L. Sanders                23,603,377          2,757,257
Roger V. Smith                 23,907,623          2,453,011

2. Amend the Company's 1998 Stock Option Plan to (i) approve certain provisions of the 1998 Plan in order to preserve our ability to deduct in full certain plan-related compensation under Section 162(m) of the Internal Revenue Code and (ii) provide flexibility in granting options to directors who are not employees.

   For        Against      Abstention    Non votes
   ---        -------      ----------    ---------
9,420,935    10,386,183     1,211,292    5,342,224

3. Approve an Annual Incentive Program in order to preserve our ability to deduct in full certain plan-related compensation under Section 162(m) of the Internal Revenue Code.

    For        Against     Abstention    Non votes
    ---        -------     ----------    ---------
17,227,601    2,573,384     1,217,425    5,342,224

4. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's registered accounting firm for the current fiscal year ending December 31, 2005.

    For       Against    Abstention    Non votes
    ---       -------    ----------    ---------
25,806,003    539,314      15,317         --

Item 6: Exhibits

See Exhibit Index on page following Signatures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2005

                        BELL MICROPRODUCTS INC.

                        BY: /s/ JAMES E. ILLSON
                            --------------------------------------------------
                        CHIEF FINANCIAL OFFICER AND EXECUTIVE VICE PRESIDENT OF FINANCE AND OPERATIONS

                                  EXHIBIT INDEX

                                    Form 10-Q
                           Quarter ended June 30, 2005

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