Form 10-Q
period 2005-09-30
BELL MICROPRODUCTS INC
filed 2005-11-09
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

     YES       NO   X
         -----    -----

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT NOVEMBER 4, 2005: 29,893,028

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1:   Financial Statements (unaudited)

                      Condensed Consolidated Balance Sheets -
                      September 30, 2005 and December 31, 2004               3

                      Condensed Consolidated Statements of Operations -
                      Three months and nine months ended September 30,
                      2005 and 2004                                          4

                      Condensed Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 2005 and 2004          5

                      Notes to Condensed Consolidated Financial Statements   6

         Item 2:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      17

         Item 3:   Quantitative and Qualitative Disclosure about Market
                   Risk                                                     23

         Item 4:   Controls and Procedures                                  24

PART II - OTHER INFORMATION

         Item 5:   Other Information                                        25

         Item 6:   Exhibits                                                 25

         Signatures                                                         26

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                September 30,   December 31,
                                                                                     2005           2004
                                                                                -------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                       $ 19,519       $ 13,294
   Accounts receivable, net                                                         394,020        376,017
   Inventories                                                                      287,490        271,797
   Prepaid expenses and other current assets                                         21,793         24,676
                                                                                   --------       --------
         Total current assets                                                       722,822        685,784

Property and equipment, net                                                          37,556         42,805
Goodwill                                                                             96,810         92,605
Intangibles, net                                                                      8,575          9,407
Deferred debt issuance costs and other assets                                         8,930          9,988
                                                                                   --------       --------
      Total assets                                                                 $874,693       $840,589
                                                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $321,891       $307,373
   Borrowings under lines of credit                                                      15         17,577
   Short-term note payable and current portion
      of long-term notes payable                                                      8,366         12,183
   Other accrued liabilities                                                         54,021         72,164
                                                                                   --------       --------
         Total current liabilities                                                  384,293        409,297

Borrowings under lines of credit                                                    100,022         42,686
Long-term notes payable                                                             155,373        160,905
Other long-term liabilities                                                           4,526          5,011
                                                                                   --------       --------
      Total liabilities                                                             644,214        617,899
                                                                                   --------       --------

Commitments and contingencies (Note 9)
Shareholders' equity:
   Common Stock, $0.01 par value, 80,000 shares authorized; 29,851 and 28,672
      issued and outstanding                                                        175,736        167,705
   Retained earnings                                                                 42,041         32,174
   Accumulated other comprehensive income                                            12,702         22,811
                                                                                   --------       --------
      Total shareholders' equity                                                    230,479        222,690
                                                                                   --------       --------

   Total liabilities and shareholders' equity                                      $874,693       $840,589
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

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                Three months ended      Nine months ended
                                                  September 30,           September 30,
                                               -------------------   -----------------------
                                                 2005       2004        2005         2004
                                               --------   --------   ----------   ----------
Net sales                                      $759,056   $728,731   $2,351,475   $2,019,350
Cost of sales                                   701,139    670,023    2,179,129    1,862,287
                                               --------   --------   ----------   ----------
Gross profit                                     57,917     58,708      172,346      157,063
Selling, general and administrative expenses     48,704     49,266      140,612      135,188
                                               --------   --------   ----------   ----------
Operating income                                  9,213      9,442       31,734       21,875
Interest expense and other                       (5,324)    (4,493)     (15,704)     (12,161)
                                               --------   --------   ----------   ----------
Income before income taxes                        3,889      4,949       16,030        9,714
Provision for income taxes                        1,573      2,175        6,163        4,177
                                               --------   --------   ----------   ----------
Net income                                     $  2,316   $  2,774   $    9,867   $    5,537
                                               ========   ========   ==========   ==========
Income per share
   Basic                                       $   0.08   $   0.10   $     0.34   $     0.20
                                               ========   ========   ==========   ==========
   Diluted                                     $   0.08   $   0.10   $     0.33   $     0.20
                                               ========   ========   ==========   ==========
Shares used in per share calculation
   Basic                                         29,496     27,990       29,096       27,418
                                               ========   ========   ==========   ==========
   Diluted                                       30,405     28,553       29,912       28,097
                                               ========   ========   ==========   ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                                     Nine months ended September 30,
                                                                     -------------------------------
                                                                             2005       2004
                                                                           --------   --------
Cash flows from operating activities:
Net income:                                                                $  9,867   $  5,537
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                              8,283     10,589
   Provision for bad debts                                                    2,978      6,048
   Loss on disposal of property and equipment                                     2         33
   Deferred income taxes                                                         21       (666)
   Changes in assets and liabilities, net of effect of business acquisitions:
      Accounts receivable                                                   (28,027)   (27,341)
      Inventories                                                           (18,510)    (1,394)
      Prepaid expenses                                                        2,919       (568)
      Other assets                                                            1,007     (3,490)
      Accounts payable                                                      (23,744)   (32,222)
      Other accrued liabilities                                             (18,326)     2,881
                                                                           --------   --------
            Net cash used in operating activities                           (63,530)   (40,593)
                                                                           --------   --------
Cash flows from investing activities:
Acquisition of property, equipment and other                                 (3,470)    (2,916)
Proceeds from sale of property, equipment and other                              98         54
Acquisition of new businesses, net of cash acquired                          (4,169)   (33,421)
                                                                           --------   --------
            Net cash used in investing activities                            (7,541)   (36,283)
                                                                           --------   --------
Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreements                  39,775    (16,578)
Changes in book overdraft                                                    43,563     12,530
Repayment of long-term notes payable to RSA                                  (7,000)   (27,000)
Borrowings of notes and leases payable                                          108    110,000
Repayments of notes and leases payable                                       (2,635)      (677)
Proceeds from issuance of Common Stock                                        3,944      1,949
                                                                           --------   --------
            Net cash provided by financing activities                        77,755     80,224
                                                                           --------   --------
Effect of exchange rate changes on cash                                        (459)        (5)
                                                                           --------   --------

Net increase in cash                                                          6,225      3,343
Cash at beginning of period                                                  13,294      4,904
                                                                           --------   --------
Cash at end of period                                                      $ 19,519   $  8,247
                                                                           ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                             $ 17,433   $ 14,700
      Income taxes                                                         $ 11,653   $  1,889
Supplemental non-cash financing activities:
      Issuance of restricted stock                                         $    798   $  1,592
      Common Stock issued for acquisition                                  $  3,014   $  2,365
      Change in fair value of interest rate swap                           $   (359)  $   (282)

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

     The accompanying interim condensed consolidated financial statements of Bell Microproducts Inc. ("the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's judgment of the most difficult and subjective estimates include: revenue recognition; the assessment of recoverability of goodwill and property, plant and equipment; the valuation of inventory and accounts payable; estimates for the allowance for doubtful accounts and sales return reserve; and the recognition and measurement of income tax assets and liabilities. Interim results are subject to significant variations and the results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     Cash book overdrafts of $75.4 million and $26.1 million as of September 30, 2005 and September 30, 2004, respectively, are included in accounts payable.

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

Note 2 - Acquisitions:

     The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

     On July 8, 2005, the Company acquired all of the outstanding capital stock of Net Storage Computers, LTDA. ("Net Storage"), a privately held company headquartered in Sao Paulo, Brazil, with sales offices in Belo Horizonte, Porto Alegre, Recife, Rio de Janeiro and Tambore, Brazil. The acquisition of Net Storage increases the Company's presence in the Latin America marketplace and provides the opportunity to strengthen relationships with key suppliers and expand overall products and services offerings. Net Storage is a distributor of storage products and peripherals to VARs and system integrators in Brazil. Their strategic partners include Intel, Seagate, LG, Western Digital and AMD.

     Net Storage was acquired for a total purchase price of approximately $3.4 million in cash, including acquisition costs. The Company is obligated to pay up to an additional $3.0 million based upon earnings achieved during each of the subsequent four anniversary years. The Company has also entered into a four year Management Service Agreement which obligates the Company to pay an additional $1.1 million. Management is currently finalizing the valuation of assets acquired and liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price to acquired assets and assumed liabilities based upon management's estimates are as follows (in thousands):

Cash                         $   267
Accounts receivable            2,123
Inventories                    1,950
Equipment and other assets       833
Goodwill                       2,531
Intangibles                      421
Accounts payable              (2,943)
Other accrued liabilities     (1,792)
                             -------
Total consideration          $ 3,390
                             =======

     Other intangibles include customer and supplier relationships and non-compete agreements, with estimated useful lives for amortization of seven years and six years, respectively.

     Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

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

     OpenPSL was acquired for a total purchase price of approximately $42.0 million which included cash of approximately $34.8 million, the issuance of 1,025,029 shares of the Company's Common Stock including consideration for all contingent incentive payments and acquisition costs. The final allocation of the purchase price to acquired assets and assumed liabilities based upon management's estimates are as follows (in thousands):

Accounts receivable          $ 30,721
Inventories                     4,743
Equipment and other assets      2,419
Goodwill                       35,123
Intangibles                     3,671
Accounts payable              (18,785)
Other accrued liabilities      (9,203)
Notes payable                  (6,723)
                             --------
Total consideration          $ 41,966
                             ========

     Other intangibles include customer and supplier relationships and non-compete agreements with estimated useful lives of 4 years, 7 years and 2 years, respectively.

Pro forma disclosure (in thousands, except per share data):

     Pro forma combined amounts for the three months and nine months ended September 30, 2005 and 2004 give effect to the acquisition of OpenPSL as if the acquisition had occurred on January 1, 2004. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period.

                                                  Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                 -------------------   -----------------------
                                                   2005       2004        2005         2004
                                                 --------   --------   ----------   ----------
Revenue                                          $759,056   $728,731   $2,351,475   $2,128,620
Net income                                       $  2,316   $  2,774   $    9,867   $    6,605
Net income per share - basic                     $   0.08   $   0.10   $     0.34   $     0.24
Shares used in per share calculation - basic       29,496     27,990       29,096       27,418
Net income per share - diluted                   $   0.08   $   0.10   $     0.33   $     0.24
Shares used in per share calculation - diluted     30,405     28,553       29,912       28,097

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

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
                                                   2005     2004       2005      2004
                                                  ------   ------    -------   -------
                                                      (in thousands except for
                                                          per share amounts)
Net income as reported                            $2,316   $2,774    $ 9,867   $ 5,537
Add: Stock-based employee compensation
   expense included in reported earnings, net
   of tax                                            234      300        666       615
Deduct: Total stock-based employee
   compensation expense determined
   under fair value method, net of tax              (863)    (738)    (2,492)   (2,780)
                                                  ------   ------    -------   -------
Pro forma net income                              $1,687   $2,336    $ 8,041   $ 3,372
                                                  ======   ======    =======   =======

Net income per share as reported:
   Basic                                          $ 0.08   $  0.10   $  0.34   $  0.20
   Diluted                                        $ 0.08   $  0.10   $  0.33   $  0.20

Pro forma net income per share:                   $ 0.06   $  0.08   $  0.28   $  0.12
   Basic                                          $ 0.06   $  0.08   $  0.27   $  0.12
   Diluted

Weighted average shares used in per share
   Calculation:
   Basic                                           29,496   27,990    29,096    27,418
   Diluted                                         30,405   28,553    29,912    28,097

     The following weighted average assumptions were used for grants in the third quarter ended September 30, 2005 and 2004, respectively; expected volatility of 72% and 74%, expected lives of 3.77 and 3.64 and risk free interest rates of 4.12 and 3.0%. The Company has not paid dividends and assumed no dividend yield. The fair value of each purchase right issued under the Company's employee stock purchase plan is estimated at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of .5 years.

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

     Because additional stock options and stock purchase rights are expected to be granted at varying times during the year, the above pro forma disclosures are not considered by management to be representative of pro forma effects on reported financial results for the year ending December 31, 2005, or for other future periods.

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

Note 4 - Intangible Assets:

     The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The carrying values and accumulated amortization of these assets at September 30, 2005 and December 31, 2004 are as follows (in thousands):

                                                          As of September 30, 2005
                                                     ---------------------------------
                                      Estimated        Gross
                                  Useful Life for     Carrying    Accumulated     Net
Amortized Intangible Assets         Amortization       Amount    Amortization   Amount
---------------------------       ----------------   ---------   ------------   ------
Non-compete agreements                 2-6 years      $ 1,727      $(1,354)     $  373
Trademarks                           20-40 years        4,446         (539)      3,907
Trade names                             20 years          400          (66)        334
Customer/supplier relationships       4-10 years        5,344       (1,383)      3,961
                                     -----------      -------      -------      ------
   Total                                              $11,917      $(3,342)     $8,575
                                                      =======      =======      ======

                                                           As of December 31, 2004
                                                     ---------------------------------
                                      Estimated        Gross
                                  Useful Life for     Carrying    Accumulated     Net
Amortized Intangible Assets         Amortization       Amount    Amortization   Amount
---------------------------       ----------------   ---------   ------------   ------
Non-compete agreements                 2-6 years      $ 1,623      $(1,207)     $  416
Trademarks                           20-40 years        4,835         (449)      4,386
Trade names                             20 years          400          (51)        349
Customer/supplier relationships       4-10 years        5,023         (767)      4,256
                                     -----------      -------      -------       -----
Total                                                 $11,881      $(2,474)     $9,407
                                                      =======      =======       =====

     The estimated amortization expense of these assets in future fiscal years is as follows (in thousands):

Estimated Amortization Expense
------------------------------
October 1, 2005 to December 31, 2005   $  318

For year ending December 31, 2006       1,146
For year ending December 31, 2007       1,071
For year ending December 31, 2008         884
For year ending December 31, 2009         700
Thereafter                              4,456
                                       ------
Total                                  $8,575
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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------   -----------------
                                            2005      2004      2005      2004
                                          -------   -------   -------   -------
Net income                                $ 2,316   $ 2,774   $ 9,867   $ 5,537
Weighted average common shares
   outstanding (Basic)                     29,496    27,990    29,096    27,418
Effect of dilutive options, restricted
   stock grants and warrants                  909       563       816       679
Weighted average common shares
   outstanding (Diluted)                   30,405    28,553    29,912    28,097

     In the three months ended September 30, 2005 and 2004, total common stock options, restricted stock grants and warrants excluded from diluted income per share calculations because they were antidilutive were 397,932 and 2,261,439, respectively.

Note 6 - Lines of Credit and Term Debt:

                                                September 30,   December 31,
                                                     2005           2004
                                                -------------   ------------
LINES OF CREDIT (IN THOUSANDS)
Congress Facility                                  $ 15,766        $   686
Wachovia Facility                                    84,256         42,000
Bank of America Facility                                 15         17,577
IFN Financing BV                                         --             --
                                                   --------        -------
                                                    100,037         60,263
Less: amounts included in current liabilities            15         17,577
                                                   --------        -------
Amounts included in non-current liabilities        $100,022        $42,686
                                                   ========        =======

     On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended September 30, 2005 was 6.11%, and the balance outstanding at September 30, 2005 was $15.8 million. Obligations of the Company under the Congress Facility are collateralized by certain assets of the Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

     On September 20, 2004, and as further amended in January 2005, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from

Blue Ridge or Wachovia and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $90 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended September 30, 2005 was 4.48%, and the balance outstanding at September 30, 2005 was $84.3 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

     On December 2, 2002, as further amended in December 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $132 million at September 30, 2005. The Bank of America facility matures on July 15, 2006. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended September 30, 2005 was 5.94%, and the balance outstanding at September 30, 2005 was $15,000. Obligations of the Company under the revolving line of credit are collateralized by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

     The Company's agreement with IFN Finance BV was amended in December 2004 to reduce its $7.5 million borrowing facility to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The average interest rate on the outstanding borrowings under this facility during the quarter ended September 30, 2005 was 4.9%, and there was no balance outstanding at September 30, 2005.

                                    September 30,   December 31,
                                         2005           2004
                                    -------------   ------------
TERM LOANS (IN THOUSANDS)
Convertible Notes                      $110,000       $110,000
Note payable to RSA, net                 44,150         51,509
Bank of Scotland Mortgage                 8,681         10,150
HSBC Bank plc Mortgage                      724            897
                                       --------       --------
                                        163,555        172,556
Less: amounts due in current year         8,182         11,651
                                       --------       --------
Long-term debt due after one year      $155,373       $160,905
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

     On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount of the interest rate swap decreases ratably as the underlying debt is repaid. The notional amount at September 30, 2005 was $34.7 million. The Company initially recorded the interest rate swap at fair value, and subsequently records changes in fair value as an offset to the related liability. At September 30, 2005, the fair value of the interest rate swap was ($849,000). The RSA facility is collateralized by a second lien on certain of the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at September 30, 2005 on this long-term debt was $45.0 million, $3.5 million is payable in 2005, $7 million is payable in 2006, $7.9 million is payable in 2007 and $26.6 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at September 30, 2005 was $44.2 million.

     On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for L6 million, or the U.S. dollar equivalent of approximately $10.6 million, as converted at September 30, 2005. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately L150,000, or $264,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at September 30, 2005 was $8.7 million. Terms of the mortgage require the Company to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

     On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of L670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately L7,600, or $13,400 U.S. dollars. The balance on the mortgage was $724,000 at September 30, 2005.

     The Company was not in compliance with one of its bank covenants for the Wachovia Facility at September 30, 2005, however the Company obtained a waiver for the covenant and amended the debt agreement subsequent to the end of the quarter.

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

     At September 30, 2005, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                    Severance    Lease
                                      Costs      Costs    Total
                                    ---------   ------   ------
Balance at January 1, 2004            $ 234     $1,327   $1,561
Restructuring and special charges        --        300      300
Restructuring reserve release            --       (300)    (300)
Cash payments                          (234)      (618)    (852)
                                      -----     ------   ------
Balance at December 31, 2004             --        709      709
Restructuring and special charges        --         --       --
Cash payments                            --       (171)    (171)
                                      -----     ------   ------
Balance at September 30, 2005         $  --     $  538   $  538
                                      =====     ======   ======

Note 8 - Product Warranty Liabilities:

     The Company accrues for known warranty claims if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims based on historical activity. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other accrued liabilities. At September 30, 2005 product warranty liabilities were approximately $1.5 million. The provision has had no material change from December 31, 2004.

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

     In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount at September 30, 2005 was $34.7 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, the Company is exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, the interest rate swap was initially recorded at fair value, and subsequently any changes in fair value were recorded as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($849,000) at September 30, 2005.

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

     On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP FAS 109-2"). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are net. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company plans to evaluate the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States. The Company expects to be able to complete this evaluation in the fourth quarter of 2005 when its qualifying expenses for the full year will be known. The Company is currently assessing the impact of adopting FSP FAS 109-2.

Note 11 - Comprehensive Income:

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

     Comprehensive income is as follows (in thousands):

                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    ------------------   -----------------
                                      2005      2004       2005      2004
                                    -------   --------   --------   ------
Net income                          $ 2,316   $ 2,774    $  9,867   $5,537
Other comprehensive income:
   Foreign currency translation
      adjustments                    (1,843)     (137)    (10,109)     335
                                    -------   -------    --------   ------
Total comprehensive income (loss)   $   473   $ 2,637    $   (242)  $5,872
                                    =======   =======    ========   ======

     Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Note 12 - Geographic Information:

     The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 40% and 37% of total sales for the nine months ended September 30, 2005 and 2004, respectively.

Geographic information consists of the following:

                            (In thousands)
                   Nine Months Ended September 30,
                   -------------------------------
                          2005         2004
                       ----------   ----------
Net sales:
   North America       $1,033,136   $  826,899
   Latin America          298,226      256,402
   Europe               1,020,113      936,049
                       ----------   ----------
      Total            $2,351,475   $2,019,350
                       ==========   ==========

Long-lived assets:

                          September 30,   December 31,
                               2005           2004
                          -------------   ------------
United States                $ 4,611         $ 5,877
United Kingdom                30,061          34,681
Other foreign countries        2,884           2,247
                             -------         -------
   Total                     $37,556         $42,805
                             =======         =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our efforts to get our European operations to an acceptable profitability level, IT market growth, market share gains and significant earnings improvements during 2005. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to our ability to reduce and control costs, our ability to service our debt, our ability to take advantage of beneficial vendor pricing and rebate programs from time to time, the timing of delivery of products from suppliers, the product mix sold by us, the integration of acquired businesses, customer demand, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by us, management of growth, our ability to collect accounts receivable in a timely manner, price decreases on inventory that is not price protected, our ability to negotiate credit facilities, currency exchange rates, potential interest rate fluctuations as described below and the other risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     Revenues of $759 million were a record for the third quarter increasing 4% compared to last year's third quarter revenues. We were pleased with our sales and operating profit performance in both North America and Latin America as well as the strong performance in our Enterprise business units, but were disappointed in our overall third quarter financial results. The quarter was negatively impacted by the performance of our European distribution business which remains under competitive pressures. We are working to drive sales increases in strategic markets in Europe while at the same time taking more aggressive actions to reduce our expense base.

     We continue to experience sales and profit momentum in North America and Latin America and hope to translate the successes we are having in these regions to Europe. We are committed to taking additional actions to get our European operations to an acceptable level of profitability. We remain optimistic that the overall IT market will continue to grow, especially in the seasonally stronger fourth quarter, and believe Bell Microproducts is positioned to continue to gain market share and generate significant improvements in earnings as we move forward.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Net sales were $759.1 million for the quarter ended September 30, 2005 compared to net sales of $728.7 million for the quarter ended September 30, 2004, which represented an increase of $30.4 million, or 4%. The sales increase was primarily due to an increase in Components and Peripherals sales which was driven by growth in Components sales in North and South America. Solutions sales were flat compared to the same period last year.

     Our gross profit for the quarter ended September 30, 2005 was $57.9 million compared to $58.7 million for the quarter ended September 30, 2004, which represented a decrease of $0.8 million, or 1%. The decrease in gross profit was primarily due a shift in product mix to a higher percentage of Component and Peripherals sales which generate lower margins than Solutions sales. Also as a result of the product mix shift, gross margin decreased to 7.6% in the current quarter from 8.1% in the same period last year.

     Selling, general and administrative expenses decreased to $48.7 million for the quarter ended September 30, 2005, from $49.3 million for the quarter ended September 30, 2004, a decrease of $0.6 million, or 1%. The decrease in expenses was primarily attributable to expense reductions in Europe, partly offset by sales volume related expense increases in North America and the acquisition of Net Storage S.A. ("Net Storage") in July of 2005. Net Storage contributed approximately $850,000 to our consolidated expenses during the quarter. As a percentage of sales, selling, general and administrative expenses decreased in the third quarter of 2005 to 6.4% from 6.8% in the third quarter of 2004.

     Interest expense and other increased to $5.3 million for the quarter ended September 30, 2005 from $4.5 million in the same period last year. This increase was primarily due to an increase in average borrowings outstanding under our credit facilities during the quarter and an increase in interest rates. The average interest rate in the third quarter of 2005 increased to 5.8% from 5.4% in the same period last year.

     The effective tax rate was 40% for the quarter ended September 30, 2005 compared to an effective tax rate of 44% for the quarter ended September 30, 2004. The lower effective tax rate in the third quarter of 2005 is principally due to a changing geographic profit mix and the release of certain tax reserves which were treated as a discreet item.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     Net sales were $2,351.5 million for the nine months ended September 30, 2005 compared to sales of $2,019.4 million for the nine months ended September 30, 2004, which represented an increase of $332.1 million, or 16%. The sales increase was driven by an increase of $201.4 million in Components and Peripherals sales as well as an increase of $130.7 million in Solutions sales. The increase in sales of Components and Peripherals was due to world wide growth in Components sales, primarily in North and South America. The Solutions sales increase was due to the acquisition of OpenPSL Limited ("OpenPSL") in June of 2004, and growth in the North American market for these products. OpenPSL contributed approximately $176 million of our Solutions sales in the nine months ended September 30, 2005 and $75 million in the same period last year.

     The Company's gross profit for the nine months ended September 30, 2005 was $172.3 million, compared to $157.1 million for the nine months ended September 30, 2004, which represented an increase of $15.2 million, or 10%. The increase was primarily attributable to the impact of sales volume increases and the acquisition of OpenPSL, offset by a decrease in gross margins as compared to the same period last year. As a percentage of sales, overall gross margins decreased to 7.3%, from to 7.8% primarily due to overall margin declines in our business resulting from competitive market conditions.

     Selling, general and administrative expenses increased to $140.6 million for the nine months ended September 30, 2005 from $135.2 million for the nine months ended September 30, 2004, an increase of $5.4 million, or 4%. The increase in expenses was primarily attributable to our acquisitions of OpenPSL and Net Storage, and the impact of sales volume increases partially offset by expense reductions in Europe. The acquisitions added approximately $9.5 million to our consolidated expenses. Excluding the acquisitions, in the nine months ended September 30, 2005, expenses decreased $4.1 million as compared to the same period last year. As a percentage of sales, selling, general and administrative expenses decreased in the nine months ended September 30, 2005 to 6.0% from 6.7% in the same period last year.

     Interest expense and other was $15.7 million in the nine months ended September 30, 2005, as compared to $12.2 million in the same period last year. This increase was primarily due to an increase in average borrowings outstanding under our credit facilities during the period and an increase in interest rates. The average interest rate in the nine months ended September 30, 2005 increased to 5.7% from 5.5% in the same period last year.

     The effective tax rate was 38% for the nine months ended September 30, 2005 compared to an effective tax rate of 43% for the nine months ended September 30, 2004. The lower effective tax rate in the nine months ended September 30, 2005 is principally due to a changing geographic profit mix and the release of certain tax reserves which were treated as a discreet item in the third quarter of 2005.

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

     Net cash used in operating activities for the nine months ended September 30, 2005, was $63.5 million. Excluding the cash book overdraft, net cash used in operating activities was $20.0 million. Our inventories increased as of September 30, 2005 to $287.5 million from $271.8 million as of December 31, 2004, and our accounts payable increased to $321.9 million as of September 30, 2005 from $307.4 million as of December 31, 2004. Our accounts receivable increased to $394.0 million as of September 30, 2005, from $376.0 million as of December 31, 2004. Other accrued liabilities decreased to $54.0 million as of September 30, 2005 from $72.2 million as of December 31, 2004 primarily due to changes in VAT liabilities and income taxes payable.

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

     On September 20, 2004, and as further amended in January 2005, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Blue Ridge or Wachovia and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $90 million. The interest rate on advances made by Blue Ridge shall be the cost of Blue Ridge's commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Blue Ridge's commercial paper. The interest rate on advances made by Wachovia and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended September 30, 2005 was 4.48%, and the balance outstanding at September 30, 2005 was $84.3 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

     On July 6, 2000, and as amended on May 3, 2004, we entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which we borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, we entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount of the interest rate swap decreases ratably as the underlying debt is repaid. The notional amount at September 30, 2005 was $34.7 million. We initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At September 30, 2005, the fair value of the interest rate swap was ($849,000). The RSA facility is collateralized by a second lien on certain of our North American and South American assets. We must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at September 30, 2005 on this long-term debt was $45.0 million, $3.5 million is payable in 2005, $7 million is payable in year 2006, $7.9 million is payable in 2007 and $26.6 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at September 30, 2005 was $44.2 million.

     On December 2, 2002, as further amended in December 2004, we entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $132 million at September 30, 2005. The Bank of America facility matures on July 15, 2006. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. At our option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended September 30, 2005 was

5.94%, and the balance outstanding at September 30, 2005 was $15,000. Our obligations under the revolving line of credit are collateralized by certain assets of our European subsidiaries. The revolving line of credit requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

     On September 13, 2004, we entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At our option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. We also pay an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended September 30, 2005 was 6.11%, and the balance outstanding at September 30, 2005 was $15.8 million. Our obligations under the Congress Facility are collateralized by certain assets of our North and South American subsidiaries. The Congress Facility requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

     On May 9, 2003, we entered into a mortgage agreement with Bank of Scotland for L6 million, or the U.S. dollar equivalent of approximately $10.6 million, as converted at September 30, 2005. The new mortgage agreement fully repaid the borrowings outstanding under the previous mortgage agreement with Lombard NatWest Limited, has a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately L150,000, or $264,000 USD, plus interest. The principal amount due each year is approximately $1.1 million. The balance of the mortgage as converted to USD at September 30, 2005 was $8.7 million. Terms of the mortgage require us to meet certain financial ratios and to comply with certain other covenants on a quarterly basis.

     On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of L670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately L7,600, or $13,400 U.S. dollars. The balance on the mortgage was $724,000 at September 30, 2005.

     Our agreement with IFN Finance BV was amended in December 2004 to reduce our $7.5 million borrowing facility to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The average interest rate on the outstanding borrowings under this facility during the quarter ended June 30, 2005 was 4.69%, and there was no balance outstanding at September 30, 2005.

     We were not in compliance with one of our bank covenants for the Wachovia Facility at September 30, 2005, however we obtained a waiver for the covenant and amended the debt agreement subsequent to the end of the quarter.

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

     On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP FAS 109-2"). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are net. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company plans to evaluate the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States. The Company expects to be able to complete this evaluation in the fourth quarter of 2005 when its qualifying expenses for the full year will be known. The Company is currently assessing the impact of adopting FSP FAS 109-2.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to interest rate risk on our variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended September 30, 2005, average borrowings outstanding on the variable rate credit facility with Congress Financial Corporation (Western) were $36 million, average borrowings with Wachovia Bank, National Association and Blue Ridge Asset Funding Corporation were $86 million and average borrowings with Bank of America, N.A. were $33 million. These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.5 million.

     A substantial part of our revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. We enter into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of the Company or its subsidiaries entering into transactions denominated in currencies other than the functional currency, we recognized a foreign currency gain of $196,000 and $909,000 during the quarter ended September 30, 2005 and 2004, respectively. To the extent we are unable to manage these risks, our results, financial position and cash flows could be materially adversely affected.

     In August 2003, we entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount at September 30, 2005 was $34.7 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, we are exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose us to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($849,000) at September 30, 2005.

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

PART II - OTHER INFORMATION

Item 5: Other Information

On August 1, 2005, the Company entered into a Management Retention Agreement with each of W. Donald Bell, James E. Illson, Philip M. Roussey, Robert J. Sturgeon, Richard Jacquet and Graeme Watt, officers of the Company. The agreements have three-year terms, subject to automatic one-year extensions unless terminated by the Company. The agreements provide that, in the event the employee's employment is involuntarily terminated within 12 months following a change of control, the employee is entitled to receive a cash payment equal to the employee's base annual salary, continued Company-paid employee benefits for one year from the date of the change of control or until the date that the employee becomes covered under another employer's benefit plans and full vesting of unvested stock options. In the event that the employee's employment is terminated for any reason either prior to the occurrence of a change of control or after the 12-month period following a change of control, then the employee is entitled only to receive severance and other benefits under established Company severance and benefits plans and practices or pursuant to other agreements with the Company. A form of Management Retention Agreement is filed as Exhibit 10.1 to this Form 10-Q and is incorporated by reference herin as appropriate.

On August 3, 2005, the independent directors, at the recommendation of the Compensation Committee, increased the annual benefit to W. Donald Bell, the Company's Chief Executive Officer, pursuant to the Supplemental Executive Retirement Plan dated July 1, 2002 from $250,000 to $450,000. The funding for this incremental increase is through Company-owned life insurance, with the Company as the beneficiary of the life insurance benefits.

Item 6: Exhibits

See Exhibit Index on page following Signatures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

                                        BELL MICROPRODUCTS INC.


                                        BY: /s/ JAMES E. ILLSON
                                            ------------------------------------
                                        CHIEF FINANCIAL OFFICER AND EXECUTIVE
                                        VICE PRESIDENT OF FINANCE AND OPERATIONS

                                  EXHIBIT INDEX

                                    Form 10-Q
                        Quarter ended September 30, 2005

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
10.1          Form of Management Retention Agreement between the Company and certain officers of the Company

10.2          Supplemental Retirement Plan Benefit as of August 3, 2005 for W.
              Donald Bell

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