Form 10-K
period 2005-12-31
BELL MICROPRODUCTS INC
filed 2006-03-16
CIK 900708

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large Accelerated filer [ ]   Accelerated filer [X]   Non-Accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2005, was approximately $231,819,895 based upon the last sale price reported for such date on the Nasdaq Global Market.

     The number of shares of Registrant's Common Stock outstanding as of March 10, 2006 was 30,210,984

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company's 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING DISCLOSURE

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

GENERAL

     Founded in 1987, Bell Microproducts Inc. together with its subsidiaries, is a leading value-added distributor of storage products and systems, semiconductors and computer products and peripherals. We market and distribute our products at various levels of integration, from raw components to fully integrated, tested and certified systems. We carry over 140 brand name product lines as well as our own proprietary Rorke Data storage products and Markvision memory modules. Across our product lines, we emphasize our ability to combine our extensive product portfolio with comprehensive value-added services.

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

AVAILABLE INFORMATION

     All reports filed electronically by Bell with the Securities and Exchange Commission ("SEC"), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and other information and amendments to those reports filed (if applicable), are accessible at no cost on the Company's web site at www.bellmicro.com, and they are available by contacting our Investor Relations department at ir@bellmicro.com or 408-451-9400. These filings are also accessible on the SEC's web site at www.sec.gov. The public may read and copy at prescribed rates any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

     Expand our International Presence. We intend to deepen our presence in the United States, and expand our coverage in the major international markets we serve, including Canada, Latin America and Europe, through internal growth and strategic acquisitions. Increasingly, multinational companies, including our manufacturers and customers, require products and solutions that are able to address local operational and reporting requirements, but which are also heterogeneous and interoperable among countries, regions and offices. As we expand our global presence, we believe that we will be better able to address the demands of multinational customers, gain more access to multinational manufacturers and leverage our expertise.

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

Computer Products and Software

     Our computer products include disk drives, a variety of standard and custom-configured motherboards, flat panel displays and related components, monitors, keyboards, chassis, scanners, servers, board level products and network interface controller (NIC) cards. Our software offering includes operating systems, middleware, database, replication, storage management and systems management. Among the computer products we offer are our own proprietary Markvision memory modules that complement the other products and technologies we provide.

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

     Another key competitive factor in the electronic component and computer product distribution industry as a whole is the need to carry a sufficient amount of inventory to meet rapid delivery requirements of customers. However, to minimize our exposure related to valuation of inventory on hand, the majority of our product lines are purchased pursuant to non-exclusive distributor agreements which provide certain protections to us for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, we enhance our competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.

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

     Our acquisition in December 2005 of MCE Computer Peripherie GmbH, MCE Computer Vertreibs Products GmbH, MCE Computer Technology Inc and MCE Limited, ("MCE") based in Munich, Germany has enabled us to continue to expand our growth in value added storage products and services in the key markets in Continental Europe and the UK and also has provided additional experienced management, sales and marketing resources. MCE is a European distributor of disk drives and components, and also has a substantial IBM enterprise business in Germany. MCE's customer base includes Enterprise VARs, system builders and industrial customers.

     Our acquisition in July 2005 of Net Storage Computers, LTDA. ("Net Storage"), a company headquartered in Sao Paulo, Brazil, with sales offices in Belo Horizonte, Porto Alegre, Recife, Rio de Janeiro and Tambore, Brazil has enabled us to further expand our presence in the Latin America marketplace and provides the opportunity to strengthen our relationships with key suppliers and expand overall products and services offerings. Net Storage is a distributor of storage products and peripherals to VARs and system integrators in Brazil. Their strategic partners include Intel, Seagate, LG, Western Digital and AMD.

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

     Our acquisition in October 2003 of EBM Mayorista ("EBM"), a company headquartered in Merida, Mexico with branch locations in Cancun, Monterrey, Oaxaca, Villahermosa, Tampico, Veracruz, Tuxla, Torreon, Puebla and Aguascaliente has enabled us to expand our presence in Latin America and provided us the ability to gain additional market share in the rapidly growing market in Mexico. EBM provides a diverse product line of computer hardware and software to Mexican resellers, retail locations and system integrators, including the Intel, Samsung, Epson and U.S. Robotics lines.

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

EMPLOYEES

     At December 31, 2005, we had a total of 1,827 employees, including 888 in sales and marketing functions, 744 in general administrative functions and 195 in technical and value-add integration functions. Of our total employees, 1,060 are located at our facilities outside of the United States, including 499 in the United Kingdom. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. Many of our current key personnel have substantial experience in our industry and would be difficult to replace. The labor market in which we operate is highly competitive and, as a result, we may not be able to retain and recruit key personnel. If we fail to recruit, retain or adequately train key personnel, we will experience difficulty in implementing our strategy, which could negatively affect our business, financial condition and stock price.

ITEM 1A. RISK FACTORS

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

          -    changes in vendor rebate and incentive programs;

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

     We receive a significant portion of our net sales from products we purchase from a relatively small number of key manufacturers. In each of 2005 and 2004, five key manufacturers provided products that represented 44% and 50%, respectively, of our net sales. We believe that products from a relatively small number of manufacturers will continue to account for a significant portion of our net sales for the foreseeable future, and the portion of our net sales from products purchased from such manufacturers could continue to increase in the future. These key manufacturers have a variety of distributors to choose from and therefore can make substantial demands on us. In addition, our standard distribution agreement allows the manufacturer to terminate its relationship with us on short notice. Our ability to maintain strong relationships with our key manufacturers, both domestically and internationally, is essential to our future performance. The loss of a relationship with a key manufacturer could have an adverse effect on our net sales.

     In addition, during the years 2001 through 2003, the downturn in the economy in general, and in the technology sector of the economy in particular, has led to increased consolidation among our manufacturers and may result in some manufacturers exiting the industry. Further, manufacturers have been consolidating the number of distributors they use. These events could negatively impact our relationships with our key manufacturers and may have an adverse effect on our net sales.

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

THE TECHNOLOGY PRODUCTS MARKETPLACE HAS BEEN MATURING WHICH MAY AFFECT DEMAND FOR OUR PRODUCTS AND IMPACT OUR PRICING AND GROSS MARGINS.

     Over the past several years, the growth rate in spending on the types of technology products we distribute has decreased from the growth rates experienced prior to 2000. While there has been an increase recently in the rate of spending as compared with 2001 through mid-2003, this increase may not be sustainable at its current level and there may be declines in technology spending in the future. A reduction in spending may result in a decline in our net sales and gross margins due to decreased sales volumes and price competition.

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

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW.

     Our revolving lines of credit and our 9% senior subordinated notes impose significant debt service obligations on us and expose us to certain risks associated with being a substantially leveraged company. Upon the occurrence of certain events, our lenders may demand immediate repayment of amounts outstanding under our existing lines of credit and our 9% senior subordinated notes. In March 2004, we issued our 3 3/4% convertible subordinated notes (the "Old Notes"), resulting in net proceeds of $106,300,000. We used all of the net proceeds of the offering to repay a portion of amounts outstanding under our revolving lines of credit and our 9% senior subordinated notes. In December 2004, we exchanged 99.6% of the Old Notes for our 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes") pursuant to an exchange offer with holders of the Old Notes. As a result of the issuance of the notes, our leverage and debt service obligations may increase. Under the terms of the New Notes, holders have the right to convert their notes upon the occurrence of certain events, including but not limited to the closing price of our common stock exceeding a certain threshold for at least 20 of the last 30 days in preceding fiscal quarters and upon specified corporate transactions, as described in more detail in the prospectus filed in connection with the exchange offer. Upon the occurrence of any such conversion event, we have an obligation to deliver to holders electing to convert their New Notes, at a minimum, cash in an amount equal to the principal amount of each note tendered for conversion. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS WHICH MAY HURT OUR
PROFITABILITY.

     Our international revenues represented 60% and 62% of our revenues in 2005 and 2004, respectively. We believe that international sales will represent a potentially increasing portion of our net sales for the foreseeable future. Our international operations are subject to a number of risks, including:

     -    Fluctuations in currency exchange rates;

     -    vendor programs, terms and conditions in multiple countries;

     -    political and economic instability;

     -    longer payment cycles and unpredictable sales cycles;

     -    difficulty in staffing and managing foreign operations;

     - import and export license requirements, tariffs, taxes and other trade barriers;

     - our ability to prevent inventory theft in certain foreign jurisdictions; and

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

     Our inability to successfully complete the restructuring of our European operations could negatively impact our results of operations.

     On November 23, 2005, we announced the commencement of certain restructuring activities with respect to our European operations. In connection with the restructuring, we closed an office in Sweden, reduced headcount and consolidated certain back office support functions. We also realigned certain product lines in response to market trends and streamlined our inventory warehousing and European product distribution system. There can be no guarantee that the assumptions underlying our decision to undertake the restructuring will prove to be correct or that we will be able to effectively manage the loss of certain personnel and other European distribution infrastructure or the discontinuation of certain product lines. General economic factors and other factors beyond our control could cause the actual results of the restructuring to differ materially from those expected by management. If our assumptions prove to be incorrect or we are unable to effectively manage the restructuring, our operating income from our European operations and our consolidated results of operations could be negatively impacted. Further, even if we are able to successfully implement and manage the restructuring, there can be no guarantee that the restructuring will improve our European results of operations.

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

     -    expand our information systems;

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

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management's assessment or issue a qualified report. Additionally, if we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Global Market. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2. PROPERTIES

     In the Americas, we maintain 55 sales offices in a variety of locations, including the U.S., Canada, Argentina, Brazil, Chile and Mexico. In Europe, we maintain sales offices in Austria, Belgium, England, Ireland, France, Germany, Italy and the Netherlands. In addition to our sales offices, we operate six integration and service facilities and 18 warehouses. We currently operate five significant management and distribution centers. Our corporate headquarters is located in San Jose, California, where we currently lease office space and distribution facilities with approximately 170,000 square feet of space. The leases expire in 2007. In Chessington, England, we lease an office facility with approximately 40,000 square feet that serves as our center for directing and managing our operations in the United Kingdom and Europe. The lease expires in 2010. Our European distribution center is located in Birmingham, England where we lease a warehouse facility with approximately 78,000 square feet of space. This lease expires in 2019. In Manchester, England, we acquired a facility with approximately 23,000 square feet that serves as our center for directing and managing our value added and storage solutions services in the United Kingdom and Ireland. In Miami, Florida, we currently lease a facility with approximately 65,000 square feet that serves as our center for directing and managing our business in Latin America. The lease expires in 2010, with one 5-year option to extend. In Munich, Germany, we acquired a leased facility with approximately 49,000 square feet of space that serves as a distribution center on the European Continent. The lease expires in November

2007. In Montgomery, Alabama, we currently lease a facility with approximately 37,000 square feet that serves as our corporate technology and data center and our primary customer call center. The lease on this facility expires in October 2007. We believe that our existing facilities are adequate for our current operational needs.

ITEM 3. LEGAL PROCEEDINGS

     Bell and/or its subsidiaries are parties to various other legal proceedings arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is traded on the Nasdaq Global Market under the symbol "BELM". The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq.

                                                 HIGH     LOW
                                                ------   -----
2004
   First quarter ............................   $10.50   $6.45
   Second quarter ...........................     8.32    5.31
   Third quarter ............................     8.40    5.88
   Fourth quarter ...........................     9.80    7.67
2005
   First quarter ............................   $ 9.83   $7.46
   Second quarter ...........................    10.11    7.11
   Third quarter ............................    11.00    8.59
   Fourth quarter ...........................    10.55    6.62
2006
   First quarter (through March 11, 2006) ...   $ 7.90   $5.65

     On March 11, 2006, the last sale price of the Common Stock as reported by Nasdaq was $6.24 per share.

     As of March 11, 2006, there were approximately 310 holders of record of the Common Stock (not including shares held in street name).

     To date, we have paid no cash dividends to our shareholders. We have no plans to pay cash dividends in the near future. Our line of credit agreements prohibit the payment of dividends or other distributions on any of our shares except dividends payable in our capital stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated operations data for 2005, 2004 and 2003 and consolidated balance sheet data as of December 31, 2005 and 2004 set forth below have been derived from our consolidated financial statements and are qualified by reference to the consolidated financial statements included herein audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected consolidated operations data for 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

                                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                               --------------------------------------------------------------
                                                 2005(1)      2004(2)      2003(3)       2002        2001(4)
                                               ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Net sales                                      $3,193,833   $2,827,777   $2,230,287   $2,104,922   $2,007,102
Cost of sales                                   2,962,615    2,606,369    2,062,194    1,926,366    1,854,294
                                               ----------   ----------   ----------   ----------   ----------
Gross profit                                      231,218      221,408      168,093      178,556      152,808
Selling, general and administrative expenses      190,585      185,240      155,710      165,624      157,910
Restructuring costs and special charges            16,515           --        1,383        5,688        8,894
                                               ----------   ----------   ----------   ----------   ----------
Total operating expenses                          207,100      185,240      157,093      171,312      166,804
Income (loss) from operations                      24,118       36,168       11,000        7,244      (13,996)
Interest expense and other income                  21,581       16,854       16,143       16,910       20,362
                                               ----------   ----------   ----------   ----------   ----------
Income (loss) from operations before taxes          2,537       19,314       (5,143)      (9,666)     (34,358)
Provision for (benefit from) income taxes           2,056        7,977         (669)      (2,612)     (12,251)
                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)                              $      481   $   11,337   $   (4,474)  $   (7,054)  $  (22,107)
                                               ==========   ==========   ==========   ==========   ==========
Earnings (loss) per shares
   Basic                                       $     0.02   $     0.41   $    (0.20)  $    (0.37)  $    (1.34)
                                               ==========   ==========   ==========   ==========   ==========
   Diluted                                     $     0.02   $     0.40   $    (0.20)  $    (0.37)  $    (1.34)
                                               ==========   ==========   ==========   ==========   ==========
Shares used in per share calculation
   Basic                                           29,299       27,665       22,324       19,201       16,495
                                               ==========   ==========   ==========   ==========   ==========
   Diluted                                         30,056       28,409       22,324       19,201       16,495
                                               ==========   ==========   ==========   ==========   ==========

                                              AS OF DECEMBER 31,
                             ----------------------------------------------------
                              2005(1)    2004(2)    2003(3)     2002      2001(4)
                             --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital              $346,182   $276,487   $283,634   $206,786   $183,964
Total assets                  933,332    840,589    712,999    614,191    643,687
Total long-term debt          260,458    208,602    207,827    179,237    176,441
Total shareholders' equity    220,381    222,690    193,410    145,849    125,769

(1) 2005 Statement of Operations data and Balance Sheet data include the results of operations of MCE Group since acquisition on December 1, 2005 and Net Storage since acquisition on July 8, 2006. See Note 4 of Notes to Consolidated Financial Statements.

(2) 2004 Statement of Operations data and Balance Sheet data include the results of operations of OpenPSL Holdings Limited since acquisition on June 22, 2004. See Note 4 of Notes to Consolidated Financial Statements.

(3) 2003 Statement of Operations data and Balance Sheet data include the results of operations of EBM Mayorista S.A. de C.V. since acquisition on October 15, 2003. See Note 4 of Notes to Consolidated Financial Statements.

(4) 2001 Statement of Operations data and Balance Sheet data include the results of operations of Touch The Progress Group BV since acquisition on May 22, 2001, Forefront Graphics on May 24, 2001 and Total Tec Systems, Inc. on November 13, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced our performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and the other information appearing elsewhere in this report.

     Due to the impact of weakened market conditions and competitive pressures affecting our European distribution business, and in earlier years, the downturn in the electronic component, computer product industry and in the global economy as a whole, we have recorded charges that are discussed more fully in "Restructuring Costs and Other Charges" in this MD&A. These charges have had a significant impact on our results of operations for the years ended December 31, 2005 and 2003 presented in this Form 10-K as discussed further below.

     When used in this report, the words "expects," "anticipates," "estimates," "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A under the Securities Act of 1933 and Section 21E under the Securities Exchange Act of 1934. Such statements include but are not limited to statements regarding our ability to obtain favorable product allocations, the annual employee expense and cost reductions related to our European restructuring, the timing of when certain restructuring and special charges liabilities will be extinguished, our plans related to the payment of dividends, our future cash requirements and our ability to increase gross profit while controlling expenses. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including those risks described under "Risk Factors" in Item 1 hereof.

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

     The Securities and Exchange Commission defines critical accounting polices as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates. Management believes our most critical accounting policies relate to the following areas:

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

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 31, 2005 the allowance for doubtful accounts was $21.9 million and at December 31, 2004 it was $13.6 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In 2005, our bad debt expense was $14.5 million compared to $9.0 million in 2004.

Vendor Programs

     We receive funds from vendors for price protection, product rebates, marketing and promotions, infrastructure reimbursement and competitive pricing programs. Amounts related to price protection and other incentive programs are recorded as adjustments to inventories, cost of sales or selling, general and administrative expenses, depending on the nature of the program. Vendor receivables are generally collected through vendor authorized reductions to our accounts payable. There is a time delay between the submission of a claim by us and confirmation of agreement by our vendors. Historically, our estimated claims have approximated amounts agreed to by our vendors.

Valuation of Inventory

     Inventories are recorded at the lower of cost (first in -- first out) or estimated market value. Our inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets whereby such inventories may be subject to early technological obsolescence. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. In the fourth quarter of 2005, we recorded inventory charges of $1.7 million related to excess inventory on hand. These additional write-downs resulted from our decision to exit certain unprofitable business lines in Europe. These charges were included in the Statement of Operations within the caption "Cost of Sales." We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with our suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Special and Acquisition-Related Charges

     We have been subject to the financial impact of integrating acquired businesses and charges related to business reorganizations. In connection with such events, management is required to make estimates about the financial impact of such matters that are inherently uncertain. Accrued liabilities are established to cover the cost of severance, facility consolidation and closure, lease termination fees, inventory adjustments based upon acquisition-related termination of supplier agreements and/or the evaluation of the acquired working capital assets (inventory and accounts receivable), change-in-control expenses, and write-down of other acquired assets including goodwill. Actual amounts incurred could be different from those estimated.

Accounting for Income Taxes

     Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of our net foreign operating loss carry-forwards is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, we consider historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should we determine that we are not able to realize all or part of our deferred tax assets in the future, a valuation allowance is recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made. In 2006, we expect our effective tax rate to be approximately 40%.

Valuation of Goodwill and Intangible Assets

     At December 31, 2005, goodwill amounted to $101.5 million and identifiable intangible assets amounted to $8.5 million.

     We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We then compare the resulting fair value to our respective net book value, including goodwill. If the net book value of our company exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of our goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We completed the required annual impairment test, which resulted in no impairment for fiscal year 2005. We believe the methodology we use in testing impairment of goodwill provides us with a reasonable basis in determining whether an impairment charge should be taken.

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

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     For both the year overall and the fourth quarter we achieved record revenues. Revenues for the fourth quarter of 2005 reached a record $842 million, increasing 4% compared to last year's fourth quarter revenues, and revenues for the year reached a record $3.19 billion, increasing 13% over 2004. We had strong performance in sales and operating profit performance in North and Latin America as well as our Enterprise business units, but performed below expectation in our European distribution business. Although our overall European sales grew 5% in 2005 from the prior year, the growth was primarily driven by our OpenPSL enterprise business, which continues to be profitable, and the year-end benefit of our recent acquisition of MCE.

     Our primary focus in our European distribution business during the fourth quarter was to ensure that we drove substantial cost reduction actions and repositioned these operations. We implemented a restructuring plan and made significant progress in this area through reductions in personnel and other expenses as further described below. We are currently implementing the next phase of our European plan, which is to drive revenue and margin in the Industrial market segments and we are confident that these actions will contribute to improved results and a differentiated business model in Europe.

     We remain optimistic that the overall IT market will continue to grow and believe Bell Microproducts is positioned to continue to gain market share in strategic products segments and generate significant improvements in earnings as we move forward.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     Net sales were $3,193.8 million for the year ended December 31, 2005, which represented an increase of $366.1 million, or 13% over 2004. The sales increase was driven by an increase of $202.2 million in sales of Components and Peripherals as well as an increase of $163.9 million in Solutions sales. The increase in sales of Components and Peripherals was due primarily to growth in Components sales in North and South America. The Solutions sales increase was due to the growth in the North American market for these products and the acquisition of OpenPSL Limited ("OpenPSL") in June of 2004. OpenPSL contributed approximately $239 million of our Solutions sales in 2005 and $120 million in 2004.

     Our gross profit for 2005 was $231.2 million, an increase of $9.8 million, or 4% from 2004. The increase in gross profit was primarily due to an increase in sales volume and the acquisition of OpenPSL in June 2004, partially offset by a decline in gross margin percentage to 7.2% from 7.8% in 2004. The acquisition of OpenPSL contributed approximately $26.1 million in 2005 and $19.3 million in 2004. The decrease in gross profit margin percentage was primarily due to the reduction in certain vendor incentives and market pressures in our European distribution operation. As part of our European restructuring plan, we also took an inventory charge of $1.7 million related to the write-down of inventory and the settlement of potential vendor claims from discontinued product lines, as discussed below.

     Selling, general and administrative expenses increased to $190.6 million in 2005 from $185.2 million in 2004, an increase of $5.3 million, or 3%. The increase in expenses was primarily attributable to our acquisitions of OpenPSL and Net Storage S.A. ("Net Storage") and sales volume related expense increases in the Americas. This increase in expenses was significantly offset by cost reductions in our European distribution operation. Our acquisition of OpenPSL added approximately $19.9 million to our consolidated expenses in 2005 and $10.2 million in 2004. Net Storage added approximately $1.9 million to our consolidated expenses in 2005. As a percentage of sales, selling, general and administrative expenses decreased to 6.0% compared to 6.6% in 2004.

     Interest expense and other income increased to $21.6 million from $16.9 million in 2004, an increase of approximately $4.7 million, or 28%. The increase in interest expense and other income was primarily due to overall increased bank borrowings during 2005 for worldwide working capital purposes and the acquisition of Net Storage. The average interest rate in 2005 was 5.8% versus 5.5% in 2004.

     In 2005, we recorded an effective tax rate of 81% on income before taxes compared to an effective tax rate of 41% in 2004. The change in the tax rate was primarily related to the losses incurred in certain of our European jurisdictions, primarily as a result of our restructuring plan, that we could not offset against profits we earned in

North America and Latin America. Our restructuring plan is further discussed below.

Restructuring Costs and Other Charges

     In the fourth quarter of 2005, we implemented a restructuring plan for our European operations and as a result we incurred restructuring costs and special charges of $9.0 million during the quarter. These costs consisted primarily of $5.9 million related to future lease obligations for excess facilities; $1.7 million for inventory costs in excess of estimated net realizability, included within the income statement line item "Cost of Goods Sold," $200,000 for estimated vendor claims both related to discontinued product lines; severance and benefits of $936,000 for involuntary employee terminations, and $338,000 related to closure of our in-country operation in Sweden. We terminated 58 employees in the UK and Europe, in sales, marketing and support functions as of December 31, 2005. We expect annual employee expense reductions of approximately $4.6 million and cost reductions related to excess facilities of approximately $3.2 million.

     Also in the fourth quarter of 2005, we incurred a special charge due to a terminated components supply program in North America and provided a specific reserve for a partner account receivable balance that we believe may not be collectable as a result of the program termination. This amount has been classified as a special charge in the amount of $9.1 million, net of a $550,000 reversal of restructuring costs and special charges taken in prior years that were adjusted to reflect actual charges.

     Outstanding restructuring liabilities related to the charges expected to be paid in cash are summarized as follows (in thousands):

                          Balance at                   Restructuring              Exchange    Balance
                           Beginning                      Reserve        Cash       Rate       at End
Year Ended December 31,    of Period   Restructuring      Release      Payments   Changes    of Period
-----------------------   ----------   -------------   -------------   --------   --------   ---------
2003
Severance costs             $  545         $1,327          $  --        $1,638        --       $  234
Lease costs                  2,079             56             --           808        --        1,327
                            ------         ------          -----        ------     -----       ------
Total                        2,624          1,383             --         2,446        --        1,561

2004
Severance costs                234             --             --           234        --           --
Lease costs                  1,327            300           (300)          618        --          709
                            ------         ------          -----        ------     -----       ------
Total                        1,561            300           (300)          852        --          709

2005
Severance costs                 --          1,275             --            --       (19)       1,256
Lease costs                    709          5,921            (82)          421       (81)       6,046
                            ------         ------          -----        ------     -----       ------
Total                       $  709         $7,196          $ (82)       $  421     $(100)      $7,302
                            ======         ======          =====        ======     =====       ======

     Management expects to extinguish the restructuring and special charges liabilities of $7.3 million by December 2007.

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

     Our gross profit for 2004 was $221.4 million, an increase of $53.3 million, or 32% from 2003. The increase in gross profit was primarily due to an increase in sales volume, product mix and the acquisition of OpenPSL in June 2004. The acquisition of OpenPSL contributed approximately $19.3 million in 2004. Our gross profit margin increased to 7.8% in 2004, compared to 7.5% in 2003.

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

     Outstanding restructuring liabilities related to the charges expected to be paid in cash are summarized as follows (in thousands):

                          Balance at                   Restructuring              Exchange    Balance
                           Beginning                      Reserve        Cash       Rate       at End
Year Ended December 31,    of Period   Restructuring      Release      Payments   Changes    of Period
-----------------------   ----------   -------------   -------------   --------   --------   ---------
2003
Severance costs             $  545         $1,327          $  --        $1,638       --        $  234
Lease costs                  2,079             56             --           808       --         1,327
                            ------         ------          -----        ------      ---        ------
Total                        2,624          1,383             --         2,446       --         1,561

2004
Severance costs                234             --             --           234       --            --
Lease costs                  1,327            300           (300)          618       --           709
                            ------         ------          -----        ------      ---        ------
Total                        1,561            300           (300)          852       --           709

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

     The net amount of cash used in operating activities in 2005 was $93.7 million. The net amount of cash provided by financing activities was $97.7 million which was primarily related to borrowings under our short-term borrowing facilities and the change in the book overdraft position. The net amount of cash provided in investing activities was $13.6 million in 2005, which was primarily related to the sale of property and equipment.

     Our accounts receivable increased to $421.5 million at December 31, 2005, from $376.0 million at December 31, 2004. Our inventories increased to $318.2 million at December 31, 2005, from $271.8 million at December 31, 2004. This increase was primarily due to our need to support our sales growth and the inventories acquired with the asset purchase of MCE Group ("MCE") in December 2005. Our accounts payable increased to $346.3 million in 2005 from $307.4 million in 2004 as a result of a change in the timing of inventory purchases and receipts and our efforts to manage working capital and the liabilities acquired with the asset purchase of MCE.

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

     On March 5, 2004, we completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024 (the "Old Notes"). On December 20, 2004, we completed our offer to exchange newly issued 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the "New Notes") for an equal amount of our outstanding Old Notes. Approximately $109,600,000 aggregate principal amount of the Old Notes, representing approximately 99.6 percent of the total principal amount of Old Notes outstanding, were tendered in exchange for an equal principal amount of New Notes. The New Notes mature on March 5, 2024 and bear interest at the rate of 3 3/4% per year on the principal amount, payable semi-annually on March 5 and September 5, beginning on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, we will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (i) the principal amount of each New Note to be converted and (ii) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.958 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The applicable stock price is the average of the closing sales prices of our common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, we will be required to deliver to holders upon conversion, at their option, (i) a number of shares of our common stock, (ii) cash, or (iii) a combination of cash and shares of our common stock in an amount calculated as described in the prospectus filed by us in connection with the exchange offer. In lieu of paying cash and shares of our common stock upon conversion, we may direct the conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by us for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (i) a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or (ii) cash or (iii) a combination of cash and shares of our common stock. Any New Notes exchanged by the designated institution will remain outstanding. We may redeem some or all of the New Notes for cash on or after March 5, 2009 and before March 5, 2011 at a redemption price of 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, but only if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a 30 consecutive trading day period ending on the trading day before the date the redemption notice is mailed. We may redeem some or all of the New Notes for cash at any time on or after March 5, 2011 at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. We may be required to purchase for cash all or a potion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the new notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.

     On September 13, 2004, we entered into an amendment to our syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At our option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted

Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. We also pay an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended December 31, 2005 was 6.5%, and the balance outstanding at December 31, 2005 was $18.3 million. Our obligations under the Congress Facility are collateralized by certain assets of our North and South American subsidiaries. The Congress Facility requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

     On September 20, 2004, and as further amended in January 2005, Bell Microproducts (the parent company only) ("Bell"), entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). On December 31, 2005, Bell entered into an amendment to the Wachovia Facility with Wachovia and PNC Bank, National Association ("PNC Bank"), as Lender Group Agents and Variable Funding Capital Company LLC and Market Street Funding LLC as Lenders. Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Lender Group Agents or Lenders and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $120 million. The interest rate on advances made by Lenders shall be the cost of Lenders' commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Lender's commercial paper. The interest rate on advances made by Lender Group Agents and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended December 31, 2005 was 5.0%, and the balance outstanding at December 31, 2005 was $89.4 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

     On December 2, 2002, as further amended in December 2004, we entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $144 million at December 31, 2004. The Bank of America facility was scheduled to mature on July 15, 2006. On October 20, 2005, the agreement was amended to extend the maturity date for a further three years and reduce the facility to L60 million, or the USD equivalent of approximately $103 million at December 31, 2005, increasing to $138 million at our option. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 1.5% to 2.5%, based on certain financial measurements. At our option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended December 31, 2005 was 6.3%, and there was no balance outstanding at December 31, 2005. Our obligations under the revolving line of credit are collateralized by certain assets of our European subsidiaries. The revolving line of credit requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

     On July 6, 2000, and as amended on May 3, 2004, we entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which we borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, we entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at December 31, 2005 was $34.7 million. We initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At December 31, 2005, the fair value of the interest rate swap was ($1 million). The RSA facility is collateralized by a second lien on certain of our North American and South American assets. We must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at December 31, 2005 on this long-term debt was $45.0 million, $10.5 million is payable in 2006, $16.5 million is payable in 2007 and 2008 and $18 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at December 31, 2005 was $44.0 million.

     On May 9, 2003, we entered into a mortgage agreement with Bank of Scotland for L6 million, or the U.S. dollar equivalent of approximately $10.3 million, as converted at December 31, 2005. The mortgage agreement had a term of 10 years, bearing interest at Bank of Scotland's rate plus 1.35%, and is payable in quarterly installments of approximately L150,000, or $288,000 USD, plus interest. On December 23, 2005, we sold the property for net proceeds of L13.4 million or $23.3 million USD. The proceeds of the sale were used to repay the mortgage balance outstanding at that date of $8.3 million, and the remaining proceeds were used to reduce the outstanding balance on our Bank of America Facility.

     On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a short-term financing agreement with GE Commercial Distribution Finance ("GE Facility") for up to L17.5 million or the U.S. dollar equivalent of $31.7 million. The loan was collateralized by certain OpenPSL accounts receivable and bore interest at Euribor plus 2.25%. This agreement was terminated on September 22, 2004 and the balance outstanding at that date was repaid in full.

     Our agreement with IFN Finance BV was amended in December 2004 to reduce our $7.5 million in short-term financing to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The balance outstanding at December 31, 2005 was $2.2 million.

     On December 1, 2005, in connection with the acquisition of MCE Group ("MCE"), we entered into a short-term financing agreement with Deutschland Kreditbank GmbH ("IBM") for up to $25 million. The loan is collateralized by certain assets and cross-company guarantees of our European subsidiaries and bears interest at US Libor or Euribor plus 2.00%, depending on the currency of the advance. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at

December 31, 2005 was $18.9 million. Also on December 1, 2005, we entered into another short-term financing agreement with IBM for E6.5 million or the UDS equivalent of $7.7 million at December 31, 2005. The loan is collateralized by certain assets and cross-company guarantees of our European subsidiaries and bears interest at Euribor plus 3.85%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at December 31, 2005 was $7.7 million.

     On December 1, 2005, we entered into a loan agreement with Mr. Klaus Reichl for up to E4.0 million, or the USD equivalent of $4.7 million at December 31, 2005. The loan was used to finance the asset purchase of MCE. The loan is unsecured, bears interest at the fixed rate of 5.25% and matures on December 5, 2008. The balance outstanding at December 31, 2005 was $3.3 million.

     On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of L670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately L7,600, or $13,100 U.S. dollars. The balance on the mortgage was $692,000 at December 31, 2005.

     The following table describes our commitments to settle contractual obligations in cash as of December 31, 2005 (in thousands):

                                                  Payments Due By Period
                                     -------------------------------------------------
                                      Up to      2-3       4-5       After
Contractual Obligations               1 Year    Years     Years     5 Years     Total
-----------------------              -------   -------   -------   --------   --------
Notes Payable (1)                    $10,615   $20,096   $18,181   $110,115   $159,007
Capital leases                           838        --        --         --        838
                                     -------   -------   -------   --------   --------
Subtotal debt obligations             11,453    20,096    18,181    110,115    159,845
Operating leases                      11,693    16,883    10,687     11,430     50,693
                                     -------   -------   -------   --------   --------
Total contractual cash obligations   $23,146   $36,979   $28,868   $121,545   $210,538
                                     =======   =======   =======   ========   ========

(1) Notes payable primarily consist of the 3 3/4% convertible subordinated notes, the RSA facility, the mortgage with HSBC Bank and the note payable to Mr. Klaus Reichl.

     Other contractual obligations of ours include a $125 million revolving line of credit with Wachovia Bank, N.A., scheduled to mature July 31, 2007, a $120 million securitization program with Wachovia Bank, N.A. scheduled to mature September 20, 2007; and a $4.7 million borrowing facility with IFN Finance BV, a $25 million borrowing facility and a $7.7 million loan with IBM all of which continue until terminated by either party and a $103 million borrowing facility with Bank of America, scheduled to mature in 2009. Amounts outstanding at December 31, 2005 under these facilities were $18.3 million, $89.4 million, $2.2 million, $18.9 million, $7.7 million and 3.3 million, respectively. There was no balance outstanding under the Bank of America facility.

     In 2005, our profitability was negatively impacted by restructuring costs and special charges taken in the fourth quarter of 2005. These restructuring costs and special charges include costs related to the termination of a supplier components program in North America, future lease obligations for excess facilities, discontinued product lines and potential vendor claims, severance and benefits for involuntary employee terminations and the closure of our in-country operation in Sweden. Our net loss incurred in 2003 was related to declining product gross margins, certain restructuring initiatives including the reduction of headcount and the discontinuation of certain product lines.

     We anticipate that our existing cash and our ability to borrow under our lines of credit will be sufficient to meet our anticipated cash needs for operations and capital requirements through December 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No.151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our condensed consolidated financial statements.

     In December 2004, the FASB issued SFAS 123R (revised 2004), "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award over the period during which an employee is required to provide service for the award. The grant-date fair market value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair market value and that the fair market value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for our Company is for the first annual period beginning after June 15, 2005, i.e. fiscal year ended December 31, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice (See "Note 2 - Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained herein.)

     On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when adopted in fiscal 2006.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended March 31, 2007. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our condensed consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk on our variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the year ended December 31, 2005, average borrowings outstanding on the variable rate credit facilities include $26.2 million with Congress Financial, $85.6 million with Wachovia Bank, National Association and PNC Bank, National Association, $44.8 million with Bank of America, N.A., $26.6 million with IBM and $368,000 with the IFN. These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.8 million.

     A substantial part of our revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. We enter into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of Bell or its subsidiaries entering into transactions denominated in currencies other than their functional currency, Bell recognized a foreign currency loss of $1.6 million during the year ended December 31, 2005. To the extent we are unable to manage these risks, our results, financial position and cash flows could be materially adversely affected.

     In August 2003, we entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at December 31, 2005 was $34.7 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of purchasing this swap, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose us to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($1 million) at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                      Form 10-K
                                                                     Page Number
                                                                     -----------
Report of Independent Registered Public Accounting Firm                   33

Consolidated Balance Sheets at December 31, 2005 and 2004                 35

Consolidated Statements of Operations and Comprehensive
   Income for the years ended December 31, 2005, 2004 and 2003            36

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2005, 2004 and 2003                           37

Consolidated Statements of Cash Flows for the years ended
   December 31, 2005, 2004 and 2003                                       38

Notes to Consolidated Financial Statements                                39

Financial Statement Schedules:

Consolidated Financial Statement Schedule II
   - Valuation and Qualifying Accounts and Reserves                       66

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bell Microproducts Inc. and Subsidiaries:

We have completed integrated audits of Bell Microproducts Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Microproducts Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in "Management's Report on Internal Control Over Financial Reporting", management has excluded MCE Germany and Net Storage from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in a purchase business combination during 2005. We have also excluded MCE Germany and Net Storage from our audit of internal control over financial reporting. MCE Germany and Net Storage are wholly-owned subsidiaries whose total assets and total revenues represent 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP
San Jose, CA
March 16, 2006

                             BELL MICROPRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         December 31,
                                                     -------------------
                                                       2005       2004
                                                     --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                         $ 29,927   $ 13,294
   Accounts receivable, net                           421,535    376,017
   Inventories                                        318,174    271,797
   Prepaid expenses and other current assets           29,039     24,676
                                                     --------   --------
      Total current assets                            798,675    685,784
Property and equipment, net                            13,212     42,805
Goodwill                                              101,456     92,605
Intangibles, net                                        8,512      9,407
Deferred debt issuance costs and other assets          11,477      9,988
                                                     --------   --------
   Total assets                                      $933,332   $840,589
                                                     ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $346,275   $307,373
   Borrowings under lines of credit                    28,747     17,577
   Short-term note payable and current portion of
      long-term notes payable                          10,639     12,183
   Other accrued liabilities                           66,832     72,164
                                                     --------   --------
      Total current liabilities                       452,493    409,297
Borrowings under lines of credit                      107,733     42,686
Long-term notes payable                               147,353    160,905
Other long-term liabilities                             5,372      5,011
                                                     --------   --------
   Total liabilities                                  712,951    617,899
                                                     --------   --------
Commitments and contingencies (Note 11)

Shareholders' equity:
   Preferred Stock, $0.01 par value, 10,000 shares
      authorized; none issued and outstanding              --         --
   Common Stock, $0.01 par value, 80,000 shares
      authorized; 30,062 and 28,672 shares issued
      and outstanding                                 178,872    167,705
   Retained earnings                                   32,655     32,174
   Accumulated other comprehensive income               8,854     22,811
                                                     --------   --------
      Total shareholders' equity                      220,381    222,690
                                                     --------   --------
   Total liabilities and shareholders' equity        $933,332   $840,589
                                                     ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Year Ended December 31,
                                                    ------------------------------------
                                                       2005         2004         2003
                                                    ----------   ----------   ----------
Net sales                                           $3,193,833   $2,827,777   $2,230,287
Cost of sales                                        2,962,615    2,606,369    2,062,194
                                                    ----------   ----------   ----------
Gross profit                                           231,218      221,408      168,093
Selling, general and administrative expenses           190,585      185,240      155,710
Restructuring costs and special charges                 16,515           --        1,383
                                                    ----------   ----------   ----------
Total operating expenses                               207,100      185,240      157,093
Operating income                                        24,118       36,168       11,000
Interest expense and other income                      (21,581)      16,854       16,143
                                                    ----------   ----------   ----------
Income (loss) from operations before income taxes        2,537       19,314       (5,143)
Provision for (benefit from) income taxes                2,056        7,977         (669)
                                                    ----------   ----------   ----------
Net income (loss)                                   $      481   $   11,337   $   (4,474)
                                                    ==========   ==========   ==========
Income (loss) per share
   Basic                                            $     0.02   $     0.41   $    (0.20)
                                                    ==========   ==========   ==========
   Diluted                                          $     0.02   $     0.40   $    (0.20)
                                                    ==========   ==========   ==========
Shares used in per share calculation
   Basic                                                29,299       27,665       22,324
                                                    ==========   ==========   ==========
   Diluted                                              30,056       28,409       22,324
                                                    ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        Common Stock                                    Other
                                                     ------------------     Deferred     Retained   Comprehensive
                                                      Shares    Amount    Compensation   Earnings       Income        Total
                                                     -------   --------   ------------   --------   -------------   --------
Balance at December 31, 2002                          20,127   $117,122     $(1,234)     $25,311       $  4,650     $145,849
Foreign currency translation                              --         --          --           --         10,672       10,672
Net loss                                                  --         --          --       (4,474)            --       (4,474)
                                                                                                                    --------
Total comprehensive income                                                                                             6,198
Issuance of Common Stock in secondary public
   offering, net of issuance costs of $990             5,750     34,947                                               34,947
Exercise of stock options, including related tax
   benefit of $156                                       604      3,720          --           --             --        3,720
Issuance of Common Stock under Stock Purchase Plan       426      1,545          --           --             --        1,545
Issuance of restricted stock                              --      4,037      (4,037)          --             --           --
Cancellation of restricted stock                          --       (107)        107           --             --           --
Amortization of deferred compensation                     --         --       1,151           --             --        1,151
                                                     -------   --------     -------      -------       --------     --------
Balance at December 31, 2003                          26,907    161,264      (4,013)      20,837         15,322      193,410
Foreign currency translation                              --         --          --           --          7,489        7,489
Net income                                                --         --          --       11,337             --       11,337
                                                                                                                    --------
Total comprehensive income                                                                                            18,826
Exercise of stock options, including related tax
   benefit of $615                                       737      3,529          --           --             --        3,529
Issuance of Common Stock under Stock Purchase Plan       363      1,390          --           --                       1,390
Issuance of acquisition shares                           665      4,107          --           --             --        4,107
Issuance of restricted stock                              --      2,117      (2,117)          --             --           --
Cancellation of restricted stock                          --       (782)        782           --             --           --
Amortization of deferred compensation                     --         --       1,428           --             --        1,428
                                                     -------   --------     -------      -------       --------     --------
Balance at December 31, 2004                          28,672    171,625      (3,920)      32,174         22,811      222,690
Foreign currency translation                                                                            (13,957)     (13,957)
Net income                                                                                   481                         481
                                                                                                                    --------
Total comprehensive loss                                                                                             (13,476)
Exercise of stock options, including related tax
   benefit of $1,407                                     769      4,848          --           --             --        4,848
Issuance of Common Stock under Stock Purchase Plan       261      1,801          --           --             --        1,801
Issuance of acquisition shares                           360      3,013          --           --             --        3,013
Issuance of restricted stock                              --      1,365      (1,365)          --             --           --
Cancellation of restricted stock                          --       (555)        555           --             --           --
Amortization of deferred compensation                     --         --       1,505           --             --        1,505
                                                     -------   --------     -------      -------       --------     --------
Balance at December 31, 2005                          30,062   $182,097     $(3,225)     $32,655       $  8,854     $220,381
                                                     =======   ========     =======      =======       ========     ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                             BELL MICROPRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (INCREASE (DECREASE) IN CASH, IN THOUSANDS)

                                                                     Year Ended December 31,
                                                                 ------------------------------
                                                                   2005       2004       2003
                                                                 --------   --------   --------
Cash flows from operating activities:
   Net income (loss)                                             $    481   $ 11,337   $ (4,474)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Depreciation and amortization                                   10,996     13,794     12,246
   Provision for doubtful accounts                                  6,003      8,970      7,569
   Loss (gain) on disposal of property, equipment and other           (40)        18        197
   Deferred income taxes                                           (6,454)      (393)    (1,111)
   Tax benefit from stock options                                   1,407        615        156
   Changes in assets and liabilities:
      Accounts receivable                                         (43,919)   (33,148)   (16,415)
      Inventories                                                 (28,775)    (3,873)   (56,218)
      Prepaid expenses                                             (1,544)       (60)     3,756
      Other assets                                                  2,748     (2,076)       478
      Accounts payable                                            (28,081)    10,856     10,891
      Other accrued liabilities                                    (6,507)    13,406    (12,605)
                                                                 --------   --------   --------
   Net cash (used in) provided by operating activities            (93,685)    19,446    (55,530)
Cash flows from investing activities:
   Acquisition of property, equipment and other                    (4,518)    (4,353)    (3,528)
   Proceeds from sale of property, equipment and other             23,162         54         53
   Acquisitions of businesses, net of cash (Note 4)                (5,083)   (33,742)    (5,867)
                                                                 --------   --------   --------
Net cash provided by (used in) investing activities                13,561    (38,041)    (9,342)
Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements     60,173    (77,381)    14,896
   Change in book overdraft                                        54,672     18,235     13,595
   Repayments of long-term notes payable to RSA                    (7,000)   (27,000)    (7,000)
   Proceeds from issuance of convertible notes                         --    110,000         --
   Borrowings of notes and leases payable                             108        218     10,715
   Repayment of notes and leases payable                          (15,481)    (1,845)   (14,773)
   Proceeds from issuance of Common Stock and warrants              5,242      4,304     40,056
                                                                 --------   --------   --------
Net cash provided by financing activities                          97,714     26,531     57,489
Effect of exchange rate changes on cash                              (957)       454        262
                                                                 --------   --------   --------
Net increase (decrease) in cash                                    16,633      8,390     (7,121)
Cash at beginning of year                                          13,294      4,904     12,025
                                                                 --------   --------   --------
Cash at end of year                                              $ 29,927   $ 13,294   $  4,904
                                                                 ========   ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                   $ 21,133   $ 17,083   $ 16,789
      Income taxes                                               $ 15,252   $  4,560   $    715
Supplemental non-cash financing activities:
      Issuance of restricted stock                               $  1,363   $  2,117   $  4,037
      Common Stock issued for acquisition (Note 4)               $  3,013   $  4,107   $     --
      Change in fair value of interest rate swap                 $   (525)  $   (490)  $     --

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

REVENUE RECOGNITION

     Revenue is recognized when title transfers to the customer and when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Transactions with sale terms of FOB shipping point are recognized when the products are shipped and transactions with sale terms of FOB destination are recognized upon arrival. Shipping and handling costs charged to customers are included in net sales and the associated expense is recorded in cost of sales for all periods presented. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other accrued liabilities. A reconciliation of the changes in the product warranty liability during 2005 and 2004 is as follows (in thousands):

                                2005     2004
                               ------   -----
Balance at January 1           $  668   $ 638
Additions to provisions           683     275
Foreign currency translation
                                  (11)      9
Warranty expenses incurred       (161)   (254)
                               ------   -----
Balance at December 31         $1,179   $ 668
                               ======   =====

VENDOR PROGRAMS

     The Company receives funds from it's vendors for price protection, product rebates, marketing and promotions, infrastructure reimbursement and competitive pricing programs. Amounts related to price protection and other incentive programs are recorded as adjustments to inventories, cost of sales or selling, general and administrative expenses, depending on the nature of the program. Vendor receivables are generally collected through vendor authorized reductions to accounts payable. There is a time delay between the submission of a claim by the Company and confirmation of agreement by its vendors. Historically, the Company's claims have approximated amounts agreed to by its vendors.

CONCENTRATION OF CREDIT AND OTHER RISKS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for estimated collection losses. No customer accounts for more than 10% of sales in any of the three years ended December 31, 2005, 2004 and 2003, or accounts receivable at December 31, 2005 and 2004.

     Five vendors accounted for 45% of the Company's inventory purchases during 2005 and four vendors accounted for 50% and 45% of the Company's inventory purchases during 2004 and 2003, respectively.

     In the fourth quarter of 2005, the Company incurred a special charge due to a terminated components supply program in North America and provided a specific reserve for a partner account receivable balance that the Company believes may not be collectable as a result of the program termination. This amount has been classified as a special charge in the amount of $9.1 million, net of a $550,000 reversal of restructuring costs and special charges taken in prior years that were adjusted to reflect actual charges.

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

GOODWILL

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to perform an annual impairment test for goodwill. SFAS No. 142 requires the Company to compare the fair value of the Company to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the Company is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows. The Company performs this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company completed the required annual impairment test, which resulted in no impairment for fiscal year 2005.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                         Year Ended December 31,
                                                       ---------------------------
                                                         2005      2004      2003
                                                       -------   -------   -------
Net income (loss)                                      $   481   $11,337   $(4,474)
                                                       =======   =======   =======
Weighted average common shares outstanding (basic)      29,299    27,665    22,324
Effect of dilutive options and grants                      757       744        --
                                                       -------   -------   -------
Weighted average common shares outstanding (diluted)    30,056    28,409    22,324
                                                       =======   =======   =======
Earnings (loss) per share:
Basic                                                  $  0.02   $  0.41   $ (0.20)
                                                       =======   =======   =======
Diluted                                                $  0.02   $  0.40   $ (0.20)
                                                       =======   =======   =======

     Respectively, at December 31, 2005 and 2004, 1,137,599 and 888,430
restricted stock grants and options to purchase shares of common stock were excluded from the calculation of diluted EPS because they were anti-dilutive. At December 31, 2003, all outstanding restricted stock grants and options to purchase 4,772,575 shares of common stock were excluded from the computation of diluted net loss per share because they were anti-dilutive.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the Statements of Operations, and have not been significant for any of the periods presented.

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

     The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

                                                              (In thousands, except per
                                                                   share amounts):
                                                             ---------------------------
                                                               2005      2004      2003
                                                             -------   -------   -------
Net income (loss) as reported:                               $   481   $11,337   $(4,474)
Add: Stock-based employee compensation expense included in
   reported earnings, net of tax                                 960       831     1,001
Deduct: Stock-based employee compensation expense
   determined under the fair value method, net of tax         (5,107)   (4,064)   (4,591)
                                                             -------   -------   -------
Pro forma net income (loss)                                  $(3,666)  $ 8,104   $(8,064)
                                                             =======   =======   =======
Income (loss) per share:
   As reported
      Basic                                                  $  0.02   $  0.41   $ (0.20)
      Diluted                                                $  0.02   $  0.40   $ (0.20)
   Pro forma
      Basic                                                  $ (0.13)  $  0.29   $ (0.36)
      Diluted                                                $ (0.13)  $  0.29   $ (0.36)

     On November 16, 2005, the Compensation Committee (the "Committee") of the board of directors of the Company approved the acceleration of vesting of unvested and "out-of-the-money" stock options with exercise prices equal to or greater than $7.74 per share previously awarded to its employees, including its executive officers, and directors, under the Company's 1998 Stock Plan. The acceleration of vesting was effective for stock options outstanding as of December 30, 2005. The closing stock price on the Nasdaq Global Market at the effective date of the acceleration was $7.65. Options to purchase approximately 724,875 shares of common stock, or approximately 33% of the Company's outstanding unvested options, of which options to purchase approximately 76,250 shares are held by the Company's executive officers and directors, were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was approximately $8.98.

     The purpose of the acceleration is to enable the Company to reduce compensation expense associated with these options in future periods on its consolidated statements of operations, upon adoption of FASB Statement No. 123R -- Share-Based Payment in 2006. The pre-tax charges to be avoided amount to approximately $2.4 million, which is included in the pro forma results of operations above for 2005, over the course of the original vesting periods, which on average is approximately three years from the effective date of the acceleration. The Company also believes that because the options to be accelerated have exercise prices substantially in excess of the current market value of the Company's common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention. The vesting acceleration of these stock options did not result in a compensation charge to fourth quarter results based on accounting principles generally accepted in the United States.

     Weighted average basic and diluted shares outstanding are the same for the periods in which net losses were incurred, in the accompanying consolidated statement of operations.

     Because additional stock options and stock purchase rights are expected to be granted each year, the above pro forma disclosures are not considered by management to be representative of actual effects on reported financial results for future years.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No.151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company's condensed consolidated financial statements.

     In December 2004, the FASB issued SFAS 123R (revised 2004), "Share Based Payment." SFAS 123R is a revision of FASB 123 and supersedes APB No. 25. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award over the period during which an employee is required to provide service for the award. The grant-date fair market value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same or similar instruments are available. In addition, SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair market value and that the fair market value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of SFAS 123R for our Company is for the first annual period beginning after June 15, 2005, i.e. fiscal year ended December 31, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice (See "Note 2 - Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained herein.)

     On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company is currently evaluating the impact that SAB 107 will have on its results of operations and financial position when adopted in fiscal 2006.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended March 31, 2007. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its condensed consolidated financial statements.

NOTE 3 - ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES:

     The Company performs an impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. The Company completed the required annual impairment test, which resulted in no impairment for fiscal year 2005.

     The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The carrying values and accumulated amortization of these assets at December 31, 2005 and 2004 are as follows (in thousands):

                                                                  As of December 31, 2005
                                                          --------------------------------------
                                  Estimated Useful Life   Gross Carrying    Accumulated     Net
  Amortized Intangible Assets        for Amortization         Amount       Amortization   Amount
  ---------------------------     ---------------------   --------------   ------------   ------
Non-compete agreements                 3-6 years              $ 1,763        $(1,409)     $  354
Trademarks                             20-40 years              4,340           (568)      3,772
Trade names                            20 years                   400            (71)        329
Customer/supplier relationships        7-10 years               5,669         (1,612)      4,057
                                                              -------        -------      ------
Total                                                         $12,172        $(3,660)     $8,512
                                                              =======        =======      ======

                                                                  As of December 31, 2004
                                                          --------------------------------------
                                  Estimated Useful Life   Gross Carrying    Accumulated     Net
  Amortized Intangible Assets        for Amortization         Amount       Amortization   Amount
  ---------------------------     ---------------------   --------------   ------------   ------
Non-compete agreements                 2-6 years              $ 1,623        $(1,207)     $  416
Trademarks                             20-40 years              4,835           (449)      4,386
Trade names                            20 years                   400            (51)        349
Customer/supplier relationships        4-10 years               5,023           (767)      4,256
                                                              -------        -------      ------
Total                                                         $11,881        $(2,474)     $9,407
                                                              =======        =======      ======

     The expected amortization of these balances over the next five fiscal years are as follows (in thousands):

Aggregate Amortization Expense
For year ended December 31, 2005    $1,182
Estimated Amortization Expense
For year ending December 31, 2006   $1,210
For year ending December 31, 2007   $1,140
For year ending December 31, 2008   $  953
For year ending December 31, 2009   $  758
For year ending December 31, 2010   $  654
Thereafter                          $3,797

NOTE 4 - ACQUISITIONS:

     All acquisitions below have been accounted for using the purchase method. Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

MCE Group Acquisition

     On December 1, 2005, the Company acquired certain assets and assumed certain liabilities of MCE Computer Peripherie GmbH, MCE Computer Vertreibs Products GmbH, MCE Computer Technology Inc and MCE Limited, ("MCE") based in Munich, Germany. The acquisition of MCE allows the Company to continue to expand its growth in value added storage products and services in the key markets in Continental Europe and the UK and adds additional experienced management, sales and marketing resources to the Company. MCE is a European distributor of disk drives and components, and also has a substantial IBM enterprise business in Germany. MCE's customer base includes Enterprise VARs, system builders and industrial customers.

     The MCE assets acquired were primarily inventories and accounts receivable. As consideration for the assets purchased, the Company paid $1.3 million including acquisition costs, and assumed certain liabilities, primarily notes payable and trade accounts payable. Management is currently finalizing the valuation of assets acquired and liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price to acquired assets and assumed liabilities based upon management's estimates are as follows (in thousands):

Cash                         $    433
Accounts receivable            21,226
Inventories                    24,586
Equipment and other assets      1,420
Goodwill                        3,208
Intangibles                       360
Accounts payable              (22,837)
Other accrued liabilities      (1,472)
Notes payable                 (25,576)
                             --------
Total consideration          $  1,348
                             ========

     Other intangibles include customer and supplier relationships and non-compete agreements, with estimated useful lives for amortization of four years, seven years and three years, respectively.

     Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

Net Storage Computers, LTDA. Acquisition

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

Cash                         $   267
Accounts receivable            2,123
Inventories                    1,789
Equipment and other assets       408
Goodwill                        3117
Intangibles                      421
Accounts payable              (2,943)
Other accrued liabilities     (1,792)
                             -------
Total consideration          $ 3,390
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

     OpenPSL was acquired for a total purchase price of approximately $42.0 million which included cash of approximately $34.8 million, the issuance of 1,025,029 shares of the Company's Common Stock including consideration for all contingent incentive payments and acquisition costs. Total consideration paid in cash and stock for contingent incentives during 2005 was $4.1 million. The final allocation of the purchase price to acquired assets and assumed liabilities based upon management estimates are as follows (in thousands):

Accounts receivable                       $ 30,721
Inventories                                  4,743
Equipment and other assets                   2,419
Goodwill                                    36,104
Intangibles                                  3,671
Accounts payable                           (18,785)
Other accrued liabilities                   (9,203)
Notes payable and long-term liabilities     (7,704)
                                          --------
Total consideration                       $ 41,966
                                          ========

     Other intangibles include customer and supplier relationships and non-compete agreements with estimated useful lives of four years, seven years and two years, respectively.

Pro forma disclosure (in thousands, except per share data):

     The following pro forma combined amounts give effect to the acquisition of OpenPSL as if the acquisition had occurred on January 1, 2004. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period or of results which may occur in the future.

                                                Year Ended
                                               December 31,
                                                   2004
                                               ------------
Revenue                                        $2,937,047
Net income                                     $   12,653
Net income per share - basic                   $     0.46
Shares used in per share calculation - basic       27,665
Net income per share - diluted                 $     0.45
Shares used in per share calculation               28,409

EBM Mayorista, S.A. de C.V. Acquisition

     On October 15, 2003, the Company acquired certain assets and assumed certain liabilities of EBM Mayorista, S.A. de C.V. ("EBM"), a privately held company headquartered in Merida, Mexico, with branch locations in Cancun, Monterrey, Oaxaca, Villahermosa, Tampico, Veracruz, Tuxtla, Torreon, Puebla and Aguascaliente. EBM distributes a diverse product line of computer hardware and software to Mexican resellers, retail locations and system integrators including the Intel, Samsung, Epson and U.S. Robotics lines.

     EBM was acquired for a total purchase price of approximately $7.1 million which included cash of approximately $6.2 million and acquisition costs. The Company is obligated to pay 35% of EBM's earnings before taxes as a contingent incentive payment based upon meeting minimum earnings targets during each of the subsequent four anniversary years. EBM met its earnings target for the second anniversary years and accordingly, the Company has paid additional cash and recorded $761,000 as additional consideration at December 31, 2005. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management's estimate of their fair market values as of the acquisition date, as follows (in thousands):

Inventories                  $ 5,177
Equipment and other assets       305
Goodwill                       4,593
Other intangibles                850
Accounts payable              (3,778)
                             -------
Total consideration          $ 7,147
                             =======

     Other intangibles include customer and supplier relationships, trade name, and non-compete agreements, with estimated useful lives for amortization of 7 years, 20 years and 6 years, respectively.

     Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

NOTE 5 - BALANCE SHEET COMPONENTS:

                                                                 December 31,
                                                             -------------------
                                                               2005       2004
                                                             --------   --------
                                                                (in thousands)
Accounts receivable, net:
   Accounts receivable                                       $460,050   $398,105
   Less: allowance for doubtful accounts and sales returns    (38,515)   (22,088)
                                                             --------   --------
                                                             $421,535   $376,017
                                                             ========   ========
Property and equipment:
   Computer and other equipment                              $ 41,255   $ 40,235
   Land and buildings                                           1,664     27,055
   Furniture and fixtures                                       5,816     10,640
   Warehouse equipment                                          8,566      8,934
   Leasehold improvements                                       4,705      4,440
                                                             --------   --------
                                                               62,006     91,304
   Less: accumulated depreciation                             (48,794)   (48,499)
                                                             --------   --------
                                                             $ 13,212   $ 42,805
                                                             ========   ========
Goodwill and other intangibles, net:
   Goodwill                                                  $108,174   $ 99,312
   Other intangibles                                           12,172     11,881
   Less: accumulated amortization                             (10,378)    (9,181)
                                                             --------   --------
                                                             $109,968   $102,012
                                                             --------   --------
Accounts payable:
   Accounts payable - trade                                  $259,773   $275,543
   Cash overdraft                                              86,502     31,830
                                                             --------   --------
                                                             $346,275   $307,373
                                                             ========   ========
Accrued liabilities:
   Taxes payable                                             $ 16,974   $ 30,305
   Other accrued liabilities                                   49,858     41,859
                                                             --------   --------
                                                             $ 66,832   $ 72,164
                                                             ========   ========

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company's management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

     In the fourth quarter of 2005, the Company terminated a components supply program in North America and provided a specific reserve for a partner balance that the Company believes may not be collectable as a result of the program termination. This amount has been included as a special charge in the amount of $9.1 million, net of a $550,000 reversal of restructuring costs and special charges taken in prior years that were adjusted to reflect actual charges.

     On December 23, 2005, the Company sold certain of its property located in the United Kingdom for net proceeds of L13.4 million or $23.3 million USD.

     Total depreciation expense on the Company's property and equipment was $8.1 million in 2005, $11.1 million in 2004 and $10.3 million in 2003.

NOTE 6 - LINES OF CREDIT AND TERM LOANS:

LINES OF CREDIT

                                                    December 31,
                                                -------------------
                                                  2005       2004
                                                --------   --------
Congress Facility                               $ 18,319   $    686
Wachovia Facility                                 89,414     42,000
IBM                                               26,558
Bank of America Facility                              --     17,577
IFN Financing BV                                   2,189         --
                                                --------   --------
                                                 136,480     60,263
Less: amounts included in current liabilities    (28,747)   (17,577)
                                                --------   --------
Amounts included in non-current liabilities     $107,733   $ 42,686
                                                ========   ========

     On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended December 31, 2005 was 6.5%, and the balance outstanding at December 31, 2005 was $18.3 million. Obligations of the Company under the Congress Facility are collateralized by certain assets of the Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

     On September 20, 2004, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). On December 31, 2005, Bell entered into an amendment to the Wachovia Facility with Wachovia and PNC Bank, National Association ("PNC Bank"), as Lender Group Agents and Variable Funding Capital Company LLC and Market Street Funding LLC as Lenders. Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Lender Group Agents or Lenders and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $120 million. The interest rate on advances made by Lenders shall be the cost of Lenders' commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Lenders' commercial paper. The interest rate on advances made by Lender Group Agents and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended December 31, 2005 was 5.0%, and the balance outstanding at December 31, 2005 was $89.4 million. Obligations of

Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

     On December 2, 2002, as further amended in December 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $144 million at December 31, 2004. The Bank of America facility was scheduled to mature on July 15, 2006. On October 20, 2005, the agreement was amended to extend the maturity date for a further three years and reduce the facility to L60 million, or the USD equivalent of approximately $103 million at December 31, 2005, increasing to $138 million at the Company's option. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 1.5% to 2.5%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended December 31, 2005 was 6.3%, and there was no balance outstanding at December 31, 2005. Obligations of the Company under the revolving line of credit are collateralized by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

     On December 1, 2005, in connection with the acquisition of MCE Group ("MCE"), the Company entered into a short-term financing agreement with Deutschland Kreditbank GmbH ("IBM") for up to $25 million. The loan is collateralized by certain assets and cross-company guarantees of the Company's European subsidiaries and bears interest at US Libor or Euribor plus 2.00%, depending on the currency of the advance. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at December 31, 2005 was $18.9 million. Also on December 1, 2005, the Company entered into another short-term financing agreement with IBM for E6.5 million or the UDS equivalent of $7.7 million at December 31, 2005. The loan is collateralized by certain assets and cross-company guarantees of the Company's European subsidiaries and bears interest at Euribor plus 3.85%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at December 31, 2005 was $7.7 million.

     The Company's agreement with IFN Finance BV was amended in December 2004 to reduce its $7.5 million in short-term financing to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The balance outstanding at December 31, 2005 was $2.2 million.

TERM LOANS

                                        December 31,
                                    -------------------
                                      2005       2004
                                    --------   --------
Convertible Notes                   $110,000   $110,000
Note payable to RSA, net              43,985     51,509
Bank of Scotland Mortgage                 --     10,150
HSBC Bank plc Mortgage                   692        897
Note payable - Klaus Reichl            3,315
                                    --------   --------
                                     157,992    172,556
Less: amounts due in current year     10,639     11,651
                                    --------   --------
Long-term debt due after one year   $147,353   $160,905
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

     On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at December 31, 2005 was $34.7 million. The Company initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At December 31, 2005, the fair value of the interest rate swap was ($1 million). The RSA facility is collateralized by a second lien on certain of the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at December 31, 2005 on this long-term debt was $45.0 million, $10.5 million is payable in 2006, $16.5 million is payable in 2007 and 2008 and $18 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at December 31, 2005 was $44.0 million.

     On May 9, 2003, the Company entered into a mortgage agreement with Bank of Scotland for L6 million, or the U.S. dollar equivalent of approximately $10.3 million, as converted at December 31, 2003. The Mortgage agreement had a term of 10 years, bears interest at Bank of Scotland's rate plus 1.35%, and was payable in quarterly installments of approximately L150,000, or $288,000 USD, plus interest. On December 23, 2005, the Company sold the property for net proceeds of L13.4 million or $23.3 million USD. The proceeds of the sale were used to repay the mortgage balance outstanding at that date of $8.3 million, and the remaining proceeds were used to reduce the outstanding balance on our Bank of America Facility.

     On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of L670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately L7,600, or $14,600 U.S. dollars. The balance on the mortgage was $692,000 at December 31, 2005.

     On December 1, 2005, the Company entered into a loan agreement with Mr. Klaus Reichl for up to E4.0 million, or the USD equivalent of $4.7 million at December 31, 2005. The loan was used to finance the asset purchase of MCE. The loan is unsecured, bears interest at the fixed rate of 5.25% and matures on December 5, 2008. The balance outstanding at December 31, 2005 was $3.3 million.

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

NOTE 8 - RESTRUCTURING COSTS, SPECIAL CHARGES AND OTHER PROVISIONS:

     In the fourth quarter of 2005, the Company implemented a restructuring plan for its European operations and as a result the Company incurred restructuring costs and special charges of $9.0 million during the quarter. These costs consisted primarily of $5.9 million related to future lease obligations for excess facilities; $1.7 million for inventory costs in excess of estimatd net realizability, included within the income statement line item "Cost of Goods Sold," $200,000 for estimated vendor claims both related to discontinued product lines; severance and benefits of $936,000 for involuntary employee terminations and $338,000 related to closure of the Company's in-country operation in Sweden. The Company terminated 58 employees in the UK and Europe, in sales, marketing and support functions as of December 31, 2005.

     In the fourth quarter of 2005, the Company incurred a special charge due to a terminated components supply program in North America and provided a specific reserve for a partner account receivable balance that the Company believes may not be collectable as a result of the program termination. This amount has been classified as a special charge in the amount of $9.1 million, net of a $550,000 reversal of restructuring costs and special charges taken in prior years that were adjusted to reflect actual charges.

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

     Outstanding restructuring liabilities related to the charges expected to be paid in cash are summarized as follows (in thousands):

                          Balance at                   Restructuring              Exchange    Balance
                           Beginning                      Reserve        Cash       Rate       at End
Year Ended December 31,    of Period   Restructuring      Release      Payments    Changes   of Period
-----------------------   ----------   -------------   -------------   --------   --------   ---------
2003
Severance costs             $  545         $1,327          $  --        $1,638        --       $  234
Lease costs                  2,079             56             --           808        --        1,327
                            ------         ------          -----        ------     -----       ------
Total                        2,624          1,383             --         2,446        --        1,561

2004
Severance costs                234             --             --           234        --           --
Lease costs                  1,327            300           (300)          618        --          709
                            ------         ------          -----        ------     -----       ------
Total                        1,561            300           (300)          852        --          709

2005
Severance costs                 --          1,275             --            --       (19)       1,256
Lease costs                    709          5,921            (82)          421       (81)       6,046
                            ------         ------          -----        ------     -----       ------
Total                       $  709         $7,196          $ (82)       $  421     $(100)      $7,302
                            ======         ======          =====        ======     =====       ======

NOTE 9 - STOCK-BASED COMPENSATION PLANS:

STOCK OPTION PLANS

     In May of 1998, the Company adopted the 1998 Stock Plan (the "Plan") which replaced the 1988 Amended and Restated Incentive Stock Plan (the "1988 Plan") and the 1993 Director Stock Option Plan (the "Director Plan").

     The Plan provides for the grant of stock options and stock purchase rights to employees, directors and consultants of the Company at prices not less than the fair value of the Company"s Common Stock at the date of grant for incentive stock options and prices not less than 85% of the fair value of the Company"s Common Stock for nonstatutory stock options and stock purchase rights. Under the Plan, the Company has reserved for issuance a total of 6,039,327 shares of Common Stock plus 272,508 shares of Common Stock which were reserved but unissued under the 1988 Plan and 52,500 shares of Common Stock which were reserved but unissued under the Director Plan. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the Plan is 3,323,351 shares, plus an annual increase to be added on January 1 of each year, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 9,717,975shares of Common Stock for issuance under the aggregate of all stock option plans.

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

     As part of the Plan, the Board of Directors adopted a Management Incentive Program (the "Program") for key employees. Under this Program, options for 193,500 shares of Common Stock were granted in 2000 and no options were granted in years 2003, 2004 or 2005. The Program provides for ten-year option terms with vesting at the rate of one tenth per year, with potential for accelerated vesting based upon attainment of certain performance objectives. The options lapse ten years after the date of grant or such shorter period as may be provided for in the stock option agreement.

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

     In 2003 and prior years beginning in 2000, the number of shares of Common Stock reserved under the Plan were not sufficient to accommodate the Company's growth through acquisitions and key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 450,000, 898,000 and 520,000 nonqualified stock options outside the provisions of the Plan in 2003, 2002 and 2001 respectively, and 380,000 of these options were outstanding at December 31, 2005, net of cancellations, and are included in the table below.

     The following table presents all stock option activity:

                                                                              Options Outstanding
                                                                          ---------------------------
                                                             Options                      Weighted
                                                          Available for                    Average
                                                              Grant         Shares     Exercise Price
                                                          -------------   ----------   --------------
Balance at December 31, 2002                                  494,410      5,367,246       $10.31
Increase in options available for grant                       600,000             --           --
Options tendered in exchange for restricted stock units     1,346,500     (2,234,250)      $15.43
Restricted stock rights granted in option exchange           (744,802)       744,802       $ 0.00
Options canceled                                              295,191       (297,191)      $ 7.78
Canceled options not available for grant                      (88,764)            --       $ 5.29
Options granted                                            (1,389,200)     1,839,200       $ 6.33
Options exercised                                                  --       (604,310)      $ 5.88
                                                           ----------     ----------
Balance at December 31, 2003                                  513,335      4,815,497       $10.31
Increase in options available for grant                       600,000             --           --
Options canceled                                              614,137       (614,137)      $ 5.42
Canceled options not available for grant                     (303,749)            --       $ 6.49
Options granted                                            (1,146,348)     1,146,348       $ 6.05
Options exercised                                                  --       (737,224)      $ 3.96
                                                           ----------     ----------
Balance at December 31, 2004                                  277,375      4,610,484       $ 5.92
Increase in options available for grant                       600,000             --           --
Options canceled                                              798,583       (798,583)      $ 6.29
Canceled options not available for grant                     (120,400)            --       $ 5.86
Options granted                                              (657,375)       657,375       $ 6.77
Options exercised                                                  --       (768,925)      $ 4.46
                                                           ----------     ----------
Balance at December 31, 2005                                  898,183      3,700,351       $ 6.04
                                                           ==========     ==========

     At December 31, 2005, 2,257,588 options were exercisable under these Plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.

     The following table summarizes information about stock options and restricted stock outstanding for all plans at December 31, 2005:

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                    ------------------------------------------------   -----------------------------
                      Number of                                          Number of
                       Options          Weighted                          Shares
                     Outstanding        Average                         Exercisable
                        As of          Remaining          Weighted         As of         Weighted
Range of Exercise   December 31,   Contractual Life       Average      December 31,       Average
      Prices            2005           In Years       Exercise Price       2005       Exercise Price
-----------------   ------------   ----------------   --------------   ------------   --------------
$ 0.00 - $ 0.00         643,304          2.98             $ 0.00                --        $ 0.00
$ 3.90 - $ 4.42         530,600          2.02               4.12           374,750          4.12
$ 4.49 - $ 6.45         539,324          3.45               6.04           256,135          5.83
$ 6.55 - $ 7.23         621,574          3.20               7.12           294,154          7.14
$ 7.25 - $ 8.50         641,250          4.23               8.24           609,000          8.27
$ 8.65 - $10.28         570,799          3.23               9.56           570,799          9.56
$10.50 - $21.00         153,500          3.03              11.39           152,750         11.38
                      ---------                                          ---------
                      3,700,351          3.20               6.04         2,257,588          7.69
                      =========                                          =========

EMPLOYEE STOCK PURCHASE PLAN

     The Employee Stock Purchase Plan ("ESPP"), as amended in 2004, provides for automatic annual increases in the number of shares reserved for issuance on January 1 of each year by a number of shares equal to the lesser of (i) 400,000 shares, (ii) 2.0% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Effective January 1, 2006, the Company terminated the ESPP in order to reduce compensation expense associated with the plan in future periods on its consolidated statements of operations, upon adoption of FASB Statement No. 123R -- Share-Based Payment in 2006.

FAIR VALUE DISCLOSURES

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans, all of which are fixed plans. To determine the additional pro forma disclosures required by SFAS 123 for the stock option plans, the fair value of each option grant used for calculating pro forma net income is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2005, 2004 and 2003 respectively, expected volatility of 72%, 74% and 76%; risk free interest rate of 4.1%, 3.0% and 2.0% and expected lives of 3.61, 3.60 and 3.45 years. The Company has not paid dividends and assumed no dividend yield. The weighted average fair value of those stock options granted in 2005, 2004 and 2003 was $4.74, $4.09 and $3.46 per option, respectively. The fair value of each ESPP purchase right is estimated on the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but expected lives of .5 years. The weighted average fair value of those purchase rights granted in 2005, 2004 and 2003 was $3.31 $2.86 and $3.62 per right, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards in 2005, 2004 and 2003 under those plans consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced as presented in the disclosure in Note 2 Stock-Based Compensation.

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

NOTE 10 - INCOME TAXES:

     The provision for (benefit from) income taxes consists of the following (in thousands):

               2005     2004      2003
             -------   ------   -------
Current:
   Federal   $ 6,007   $3,723   $  (637)
   State         342      202      (122)
   Foreign     2,152    4,569       552
             -------   ------   -------
               8,501    8,494      (207)
Deferred:
   Federal    (2,462)    (464)   (1,793)
   State          78      525     1,946
   Foreign    (4,061)    (578)     (615)
             -------   ------   -------
              (6,445)    (517)     (462)
             -------   ------   -------
             $ 2,056   $7,977   $  (669)
             =======   ======   =======

     Deferred tax assets (liabilities) comprise the following (in thousands):

                                           2005      2004
                                         -------   -------
Bad debt, sales and warranty reserves    $ 3,281   $ 3,850
Accruals, inventory and other reserves     5,694     6,265
Net operating losses                       9,031     7,477
Foreign tax credits                        1,987       321
Other                                      1,899       902
                                         -------   -------
   Gross deferred tax assets              21,892    18,815
                                         -------   -------
Depreciation and amortization             (1,316)   (4,018)
                                         -------   -------
   Gross deferred tax liabilities         (1,316)   (4,018)
                                         -------   -------
Valuation allowance                       (5,919)   (5,280)
                                         -------   -------
   Net deferred tax assets               $14,657   $ 9,517
                                         =======   =======

     Valuation allowances reduce the deferred tax assets to the amount that, based upon all available evidence, is more likely than not to be realized. The deferred tax assets valuation allowance at December 31, 2005 and 2004 is attributed to certain foreign net operating loss carryovers that do not meet the more likely than not standard of realizability.

     As of December 31, 2005, the Company had state net operating loss carryforwards of approximately $17,246,262 available to offset future state taxable income. The state net operating loss carryforwards will expire in varying amounts beginning 2006 through 2023.

     As of December 31, 2005, the Company also has foreign net operating loss carryforwards for the United Kingdom of approximately $4,817,000, for the Netherlands of approximately $6,476,000 and for Germany of approximately $4,433,900. The foreign net operating loss carryforwards for these three countries will not expire and can be carried forward indefinitely.

     As of December 31, 2005, the Company also has a foreign tax credit carryover in the amount of $1,987,153. The foreign tax credit will begin to expire in various amounts beginning in 2012 through 2016.

     The tax benefit associated with dispositions from employee stock plans for 2005 is approximately $1,406,730, which was recorded as an addition to paid-in capital and a reduction to taxes payable.

     A reconciliation of the Federal statutory tax rate to the effective tax (benefit) follows:

                                                   2005    2004     2003
                                                   ----    ----    -----
Federal statutory rate                             35.0%   35.0%   (35.0)%
State income taxes, net of Federal tax
   benefit and credits                             15.1%    3.0%     0.8%
Difference between US and Foreign tax rate         11.1%    3.7%    34.0%
Extraterritorial income exclusion                  (4.7)%  (0.9)%  (13.0)%
Meals and entertainment                             6.3%    0.8%     2.9%
Non-deductible officer's compensation              14.2%    0.0%     0.0%
Other                                               4.0%   (0.3)%   (2.7)%
                                                   ----    ----    -----
Effective tax rate                                 81.0%   41.3%   (13.0)%
                                                   ====    ====    =====

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities under cancelable and non-cancelable operating lease agreements. The leases expire at various times through 2019 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance, and maintenance costs.

     The Company leases certain equipment under capital leases with such equipment amounting to $2,405,000 less accumulated depreciation of $1,068,000 at December 31, 2005. Depreciation expense on assets subject to capital leases was $422,000 for the year ended December 31, 2005. The capital lease terms range from 24 months to 60 months.

     The following is a summary of commitments under non-cancelable leases:

                                          CAPITAL   OPERATING
        YEAR ENDING DECEMBER 31,           LEASES     LEASES
        ------------------------          -------   ---------
                                             (in thousands)
2005                                       $ 838     $11,693
2006                                          --       9,978
2007                                          --       6,905
2008                                          --       5,982
2009                                          --       4,705
2010 and beyond                               --      11,430
                                           -----     -------
Total minimum lease payments                 838     $50,693
                                                     =======
Less: imputed interest                      (101)
                                           -----
Present value of minimum lease payments    $ 737
                                           =====

     Total operating lease expense was $9,446,000, $9,068,000 and $8,343,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

     The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES:

     One director of the Company is a director of one of the Company's customers, Company A. Another director of the Company is a director of one of the Company's customers/vendors, Company B. A third director of the Company is a director of one of the Company's customers, Company F. A fourth director of the Company is the President of one of the Company's consulting providers, Company
D. A fifth director of the Company is the President of one of the Company's customers/vendors, Company E. A former president of one of the Company's subsidiaries was a co-owner of one of the Company's customers in 2003, Company
G. The Company also leased a facility from Company G. Sales to these parties and purchases of inventory and other services from these parties for the three years ended December 31, 2005 and accounts receivable at December 31, 2005 and 2004 are summarized below:

                                      (In thousands)
                                   --------------------
                                    2005    2004   2003
                                   ------   ----   ----
SALES:
                       Company A   $   68   $176   $647
                       Company B    1,940    288    562
                       Company E       --     25     29
                       Company F        2     12     --
                       Company G       --     --    918
ACCOUNTS RECEIVABLE:
                       Company A       (2)    12
                       Company B       45     34
INVENTORY PURCHASED:
                       Company E        1     --     --
CONSULTING             Company D       --     22     55
RENT                   Company G       --     --     78

NOTE 13 - SALARY SAVINGS PLAN:

     The Company has a Section 401(k) Plan (the "Plan") which provides participating employees an opportunity to accumulate funds for retirement and hardship. Participants may contribute up to 15% of their eligible earnings to the Plan. Beginning in 2006, the Company will provide a matching contribution of 25% of the employee's contribution to the Plan up to $2,500 per year.

NOTE 14 - GEOGRAPHIC INFORMATION:

     The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 40%, 38% and 38% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively.

     Geographic information consists of the following:

                                  (in thousands)
                       ------------------------------------
                          2005         2004         2003
                       ----------   ----------   ----------
Net sales:
   North America (1)   $1,410,156   $1,181,643   $  946,317
   Latin America          409,059      339,546      249,893
   Europe (2)           1,374,618    1,306,588    1,034,077
                       ----------   ----------   ----------
      Total            $3,193,833   $2,827,777   $2,230,287
                       ==========   ==========   ==========

(1) North America sales include sales in the United States of America of $1,287,000, $1,075,000 and $848,000 for the years ended December 31, 2005,
     2004 and 2003, respectively.

(2) Europe sales include sales in the United Kingdom of $866,000, $843,000, and $664,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

     The following table presents long-lived assets located in the Company's country of domicile and located in all foreign countries.

                                December 31,
                             -----------------
                               2005      2004
                             -------   -------
Long -lived assets:
   United States             $ 4,536   $ 5,878
   United Kingdom              6,436    35,276
   Other foreign countries     2,240     1,651
                             -------   -------
      Total                  $13,212   $42,805
                             =======   =======

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                    (in thousands, except per share amounts)

                                                                            Quarter Ended
                                       ---------------------------------------------------------------------------------------
                                       Dec. 31,   Sept. 30,   June 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,   Mar. 31,
                                         2005       2005        2005       2005       2004        2004       2004       2004
                                       --------   ---------   --------   --------   --------   ---------   --------   --------
Net sales ..........................   $842,358    $759,056   $788,471   $803,948   $808,427    $728,731   $630,288   $660,331
Cost of sales ......................    783,486     701,139    731,341    746,649    744,082     670,023    581,220    611,044
                                       --------    --------   --------   --------   --------    --------   --------   --------
Gross profit .......................     58,872      57,917     57,130     57,299     64,345      58,708     49,068     49,287
Operating expenses:
Selling, general and administrative
   expenses ........................     49,973      48,704     46,463     45,445     50,052      49,266     43,191     42,731
Restructuring costs and special
   charges .........................     16,515          --         --         --         --          --         --         --
                                       --------    --------   --------   --------   --------    --------   --------   --------
Total operating expenses ...........     66,488      48,704     46,463     45,445     50,052      49,266     43,191     42,731
Operating income (loss) ............     (7,616)      9,213     10,667     11,854     14,293       9,442      5,877      6,556
Interest expense and other income ..      5,877       5,324      5,562      4,818      4,693       4,493      3,830      3,838
                                       --------    --------   --------   --------   --------    --------   --------   --------
Income (loss) from operations before
   income taxes ....................    (13,493)      3,889      5,105      7,036      9,600       4,949      2,047      2,718
Provision for (benefit from) income
   taxes ...........................     (4,107)      1,573      1,930      2,660      3,800       2,175        996      1,006
                                       --------    --------   --------   --------   --------    --------   --------   --------
Net income (loss) ..................   $ (9,386)   $  2,316   $  3,175   $  4,376   $  5,800    $  2,774   $  1,051   $  1,712
                                       ========    ========   ========   ========   ========    ========   ========   ========

Earnings (loss) per share
   Basic ...........................   $  (0.31)   $   0.08   $   0.11   $   0.15   $   0.20    $   0.10   $   0.04   $   0.06
   Diluted .........................   $  (0.31)   $   0.08   $   0.11   $   0.15   $   0.20    $   0.10   $   0.04   $   0.06
                                       ========    ========   ========   ========   ========    ========   ========   ========

Shares used in per share calculation
   Basic ...........................     29,906      29,496     28,999     28,795     28,407      27,990     27,194     27,068
                                       ========    ========   ========   ========   ========    ========   ========   ========
   Diluted .........................     29,906      30,405     29,696     29,635     29,344      28,553     27,659     28,079
                                       ========    ========   ========   ========   ========    ========   ========   ========

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

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to ensure that material information regarding our consolidated operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation but may not prevent or detect misstatements. And, as conditions change over time so to may the effectiveness of internal controls.

     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management has excluded MCE Germany and Net Storage from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005.

     Our management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     In the fourth quarter of 2005, the Board of Directors, acting on the advice of the Company's Chief Executive Officer and Chief Financial Officer, concluded that a material charge was required in connection with the termination of a components supply program in North America. We incurred a charge of $9.1 million, net of a $550,000 reversal of restructuring costs and special charges taken in prior years that were adjusted to reflect actual charges.

     The impairment will not result in any future material cash expenditures.

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2006 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information concerning directors of Bell Microproducts Inc. appears in our Proxy Statement, under the captions "Corporate Governance" and "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

     (b)  EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table and descriptions identify and set forth information regarding the Company's six executive officers:

        Name           Age                 Position
        ----           ---                 --------
W. Donald Bell......    68   President, Chief Executive Officer and
                             Chairman of the Board
James E. Illson.....    52   Chief Operating Office, President of the
                             Americas and Chief Financial Officer
Richard J. Jacquet..    66   Vice President of Human Resources
Philip M. Roussey...    63   Executive Vice President, Enterprise Marketing
Robert J. Sturgeon..    52   Vice President of Information Technology
Graeme Watt.........    44   President, Bell Microproducts Europe

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

               James E. Illson has been our Chief Operating Officer and President of Americas since November 2005 and our Chief Financial Officer since September 2002. From March 2000 to April 2002, Mr. Illson was Chief Executive Officer and President of Wareforce Inc. a value added reseller. Mr. Illson was with Merisel Inc. from August 1996 to January 2000, serving in the position of Chief Financial Officer until March 1998, when he became President/Chief Operating Officer. Mr. Illson holds a Bachelors degree in Business Administration and a Masters degree in Industrial Administration. Mr. Illson has over 25 years experience in financial and operational fields.

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

     (c) Information concerning our Code of Ethics appears in our Proxy Statement, under the caption "Corporate Governance." This portion of the Proxy Statement is incorporated herein by reference.

     (d) Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appears in our Proxy Statement, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation appears in our Proxy Statement, under the captions "Corporate Governance," "Executive Compensation," "Additional Information Relating to Directors and Officers of the Company," and "Stock Performance Graph" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management appears in the Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

     The following table provides information concerning our equity compensation plans as of December 31, 2005:

                      Equity Compensation Plan Information

                                                                                               Column (c)
                                   Column (a)                                        Number of securities remaining
                            Number of securities to            Column (b)            available for future issuance
                            be issued upon exercise    Weighted-average exercise    under equity compensation plans
                            of outstanding options,      price of outstanding       (excluding securities reflected
Plan Category                 warrants and rights     options warrants and rights            in column (a)
-------------               -----------------------   ---------------------------   -------------------------------
Equity compensation plans
   approved by security
   holders                         2,677,047                   $7.53 (1)                      898,183 (2)

Equity compensation
   plans not approved by
   security holders (3)              380,000                   $5.77                              --
                                   ---------                   -----                          -------
Total                              3,057,047                   $6.59                          898,183
                                   =========                   =====                          =======

(1) Weighted-average exercise price excludes 643,304 shares for restricted stock units with zero exercise price.

(2) Includes shares under our 1998 Stock Plan, which plan provides for the automatic increase of shares on January 1 of each year of a number of shares equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board, subject to adjustment upon changes in our capitalization.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions appears in our Proxy Statement, under the caption "Additional Information Relating to Directors and Officers of the Company," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accountant fees and services appears in our Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

     (2)  Consolidated Financial Statement Schedule
          II - Valuation and Qualifying Accounts and Reserves            page 66

     Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

     (3)  Exhibits - See Exhibit Index following signature page

(b)  Exhibits. See Item 15(a) above.

(c)  Financial Statements and Schedule. See Item 15(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

                                        BELL MICROPRODUCTS INC.


                                        By: /s/ James E. Illson
                                            ------------------------------------
                                            James E. Illson
                                            Chief Operating Officer, President
                                            of Americas and Chief Financial
                                            Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                                  TITLE                               DATE
       ---------                                  -----                               ----


/s/ W. Donald Bell        Chairman of the Board, President and Chief Executive   March 16, 2006
-----------------------   Officer (Principal Executive Officer)
(W. Donald Bell)


/s/ James E. Illson       Chief Operating Officer, President of  Americas and    March 16, 2006
-----------------------   Chief Financial Officer (Principal Financial and
(James E Illson)          Accounting Officer)


/s/ Gordon A. Campbell    Director                                               March 16, 2006
-----------------------
(Gordon A. Campbell)


/s/ Eugene B. Chaiken     Director                                               March 16, 2006
-----------------------
(Eugene Chaiken)


/s/ David M. Ernsberger   Director                                               March 16, 2006
-----------------------
(David M. Ernsberger)


/s/ Edward L. Gelbach     Director                                               March 16, 2006
-----------------------
(Edward L. Gelbach)


/s/ James E. Ousley       Director                                               March 16, 2006
-----------------------
(James E. Ousley)


/s/ Glenn E. Penisten     Director                                               March 16, 2006
-----------------------
(Glenn E. Penisten)


/s/ Mark L. Sanders       Director                                               March 16, 2006
-----------------------
(Mark L. Sanders)


/s/ Roger V. Smith        Director                                               March 16, 2006
-----------------------
(Roger V. Smith)

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                         Additions
                                            Balance                       Charged                  Balance
                                               at                         to Costs                  at End
                                           Beginning   Other   Special      and      Deductions-      of
Year Ended December 31,                    of Period    (1)    Charges    Expenses    Write-offs    Period
-----------------------                    ---------   -----   -------   ---------   -----------   -------
2003
Allowance for doubtful accounts              19,340       --       --       7,569       (9,342)     17,567
Allowance for excess and obsolete
inventory                                     8,617    2,319       --       8,405       (9,815)      9,526
Allowance for sales returns and warranty
obligations                                   8,582       --       --      57,340      (57,024)      8,898
Allowance for tax valuations                    934       --       --       3,147         (439)      3,641

2004
Allowance for doubtful accounts              17,567      721       --       8,970      (13,661)     13,597
Allowance for excess and obsolete
inventory                                     9,526    1,774       --       5,923       (7,984)      9,239
Allowance for sales returns and warranty
obligations                                   8,898      319       --      63,433      (63,374)      9,276
Allowance for tax valuations                  3,641       --       --       2,443         (805)      5,279

2005
Allowance for doubtful accounts              13,597      678    9,133       6,003       (7,521)     21,890
Allowance for excess and obsolete
inventory                                     9,239    5,017      648       7,414       (6,513)     15,805
Allowance for sales returns and warranty
obligations                                   9,276    1,082       --      76,584      (68,999)     17,943
Allowance for tax valuations                  5,279     (290)      --       1,271         (341)      5,919

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

4.3      Indenture dated as of April 30, 2004 between the Company and Wells
         Fargo Bank, National Association as Trustee, with respect to the 3 3/4%
         Subordinated Convertible Notes due 2024 - incorporated by reference to
         Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File
         No. 333-116130).

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

10.1* Registrant's 401(k) Plan - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (File No
         33-60954).

10.2     Lease dated March 17, 1992 for Registrant's facilities at 1941 Ringwood
         Avenue; Suite 100, San Jose, California - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1
         (File No. 33-60954)

10.3 Form of Indemnification Agreement - incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1
         (File No. 33-60954).

10.4     Lease dated February 17, 1999 for Registrant's facilities at 4048
         Castle Avenue, New Castle Delaware - incorporated by reference to
         Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

10.5     Lease dated August 1, 1999 for Registrant's facilities at 1941 Ringwood
         Avenue, Suite 200, San Jose, California - incorporated by reference to
         Exhibit 10.18 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.

10.6* Employment Agreement dated as of July 1, 1999 between the Registrant and W. Donald Bell, the Registrant's Chief Executive Officer - incorporated by reference to exhibit filed with the Registrant's Report on Form 8-K filed on January 13, 2000.

10.7 Office and warehouse lease, dated March 21, 1991, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and
         Amendment No. 5 relating to Rorke Data facilities in Eden Prairie,
         Minnesota - incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

10.8     Lease, dated June 16, 2000, relating to Bell Microproducts - Future
         Tech facilities in Miami, Florida - incorporated by reference to
         Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

10.9 Securities Purchase Agreement dated July 6, 2000 between the Registrant and The Retirement Systems of Alabama - incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

10.10* Management Retention Agreements between the Registrant and the following executive officers of the Registrant: Philip M. Roussey and Robert J. Sturgeon - incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         2000.

10.11* 1998 Stock Plan, as amended and restated through April 30, 2002, and form of option agreement - incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the years ended
         December 31, 2004.

10.12*   Form of restricted stock unit agreement currently used under the 1998
         Stock Plan - incorporated by reference to Exhibit 99(D)(3) to Schedule
         TO (File No. 005-44304) filed November 26, 2002.

NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------
10.13*   Amendment to Employment Agreement dated as of July 1, 1999 between the
         Registrant and W. Donald Bell date as of April 30, 2002 - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 2002.

10.14*   Executive Employment and Non-Compete Agreement dated as of August 13,
         2002 between the Registrant and James E. Illson - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 2002.

10.15 Syndicated Credit Agreement effective as of December 2, 2002, as amended and restated through August 16, 2005 by and among Ideal
         Hardware Limited, Bell Microproducts Europe Export Limited, BM Europe
         Partners C.V., Bell Microproducts Europe BV, Bank of America, N.A. and certain banks and financial institutions.

10.16    Syndicated Composite Guarantee and Debenture effective as of December
         2, 2002 by and among Ideal Hardware Limited, certain other companies listed and Bank of America, N.A. - incorporated by reference to Exhibit
         10.40 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 2002.

10.17    Priority Agreement effective as of December 2, 2002 by and among Bell
         Microproducts Limited, National Westminster Bank PLC and Bank of
         America, N.A. - incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         2002.

10.18    First Union National Bank Loan and Security Agreement dated May 14,
         2001 - incorporated by reference to Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 - incorporated by reference to Exhibit 10.42 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 2002.

10.19    First Amendment to Loan and Security Agreement dated as of December 31,
         2002 by and among the Registrant, certain subsidiaries of the Registrant, certain financial institutions and Congress Financial
         Corporation - incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         2002.

10.20    Supplemental Agreement Re Syndicated Credit Agreement dated November 6,
         2003 by and among Ideal Hardware Limited, Bell Microproducts Europe
         Export Limited, BM Europe Partners C.V., Bell Microproducts Europe BV,
         Bank of America, N.A. and certain banks and financial institutions - incorporated by reference to Exhibit 10.44 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 2003.

10.21    Second Amendment to Loan and Security Agreement and Waiver dated
         October 9, 2003 with Congress Financial Corporation - incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form
         10K for the year ended December 31, 2003.

10.22*   Amendment to Employment Agreement dated October 19, 2000 between the
         Company and W. Donald Bell - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2001.

10.23 First Amendment to Securities Purchase Agreement dated May 3, 2004 between the Registrant and the Retirement Systems of Alabama - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 2004.

10.24 Third Amendment to Loan and Security Agreement dated September 13, 2004 between the Registrant and Congress Financial Corporation - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 2004.

10.25    Credit and Security Agreement dated September 20, 2004 by and among
         Bell Microproducts Funding Corporation, the Registrant, Blue Ridge
         Asset Funding Corporation, certain Liquidity Banks and Wachovia Bank - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 2004.

10.26    Receivables Sales Agreement dated September 20, 2004 between the
         Registrant and Bell Microproducts Funding Corporation - incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 2004.

10.27    Supplemental Agreement to Syndicated Credit Agreement dated September
         22, 2004 by and among Ideal Hardware Limited, Bell Microproducts Europe
         Export Limited, BM Europe Partners C.V., Bell Microproducts Europe
         B.V., Bank of America, N.A. and certain banks and financial institutions - incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2004.

10.28 Amendment No. 1 to Credit and Security Agreement dated January 31, 2005 by and among the Registrants Blue Ridge Asset Funding Corporation, certain liquidity Banks and Wachovia Bank - incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.29* Director Compensation as of August 3, 2005 - incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on
         August 9, 2005.

NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------
10.30*   Stock Ownership Guidelines for Executive Officers and Directors as of
         August 3, 2005 - incorporated by reference to Exhibit 10.2 to the
         Registrant's Current Report on Form 8-K filed on August 9, 2005

10.31* Form of Management Retention Agreement between the Company and certain officers of the Company - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2005.

10.32*   Supplemental Retirement Plan Benefit as of August 3, 2005 for W. Donald
         Bell - incorporated by reference to Exhibit 10.2 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.33    Amended and Restated Credit and Security Agreement dated December
         28,2005 by and among Bell Microproducts Funding Corporation, the
         Registrant, Variable Funding Capital Company LLC, certain liquidity banks and Wachovia Bank - incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2006.

10.34*   2005 Annual Incentive Program

21.1     Subsidiaries of the Registrant

23.1 Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

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