Form 10-Q
period 2006-03-31
BELL MICROPRODUCTS INC
filed 2006-05-10
CIK 900708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                Yes [ ]   No [X]

COMMON STOCK, $.01 PAR VALUE -- NUMBER OF SHARES OUTSTANDING AT MAY 5, 2006:
30,306,466

                             BELL MICROPRODUCTS INC.
                               INDEX TO FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1: Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets - March 31, 2006
              and December 31, 2005                                          3

              Condensed Consolidated Statements of Operations - Three
              months ended March 31, 2006 and 2005                           4

              Condensed Consolidated Statements of Cash Flows -  Three
              months ended March 31, 2006 and 2005                           5

              Notes to Condensed Consolidated Financial Statements           6

   Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              20

   Item 3: Quantitative and Qualitative Disclosure about Market Risk        25

   Item 4: Controls and Procedures                                          26

PART II - OTHER INFORMATION

   Item 1A: Risk Factors                                                    27

   Item 6: Exhibits                                                         27

   Signatures                                                               28

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                             BELL MICROPRODUCTS INC.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)
                                   (unaudited)

                                                              March 31,   December 31,
                                                                 2006         2005
                                                              ---------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 15,382     $ 29,927
   Accounts receivable, net                                     461,538      421,535
   Inventories                                                  345,722      318,174
   Prepaid expenses and other current assets                     31,775       29,039
                                                               --------     --------
      Total current assets                                      854,417      798,675
Property and equipment, net                                      12,674       13,212
Goodwill                                                        101,823      101,456
Intangibles, net                                                  8,293        8,512
Deferred debt issuance costs and other assets                    11,141       11,477
                                                               --------     --------
   Total assets                                                $988,348     $933,332
                                                               ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $389,479     $346,275
   Borrowings under lines of credit                              64,341       28,747
   Short-term note payable and current portion
      of long-term notes payable                                  7,125       10,639
   Other accrued liabilities                                     57,464       66,832
                                                               --------     --------
      Total current liabilities                                 518,409      452,493
Borrowings under lines of credit                                 91,224      107,733
Long-term notes payable                                         147,265      147,353
Other long-term liabilities                                       6,258        5,372
                                                               --------     --------
   Total liabilities                                            763,156      712,951
                                                               --------     --------
Commitments and contingencies (Note 9)
Shareholders' equity:
   Common Stock, $0.01 par value, 80,000 shares authorized;
      30,279 and 30,062 issued and outstanding                  179,962      178,872
   Retained earnings                                             35,115       32,655
   Accumulated other comprehensive income                        10,115        8,854
                                                               --------     --------
      Total shareholders' equity                                225,192      220,381
                                                               --------     --------
   Total liabilities and shareholders' equity                  $988,348     $933,332
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

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                Three months ended
                                                    March 31,
                                               -------------------
                                                 2006       2005
                                               --------   --------
Net sales                                      $866,515   $803,948
Cost of sales                                   803,240    746,649
                                               --------   --------
Gross profit                                     63,275     57,299
Selling, general and administrative expenses     53,534     45,445
                                               --------   --------
Operating income                                  9,741     11,854
Interest expense and other                       (5,986)    (4,818)
                                               --------   --------
Income before income taxes                        3,755      7,036
Provision for income taxes                        1,295      2,660
                                               --------   --------
Net income                                     $  2,460   $  4,376
                                               ========   ========
Income per share
   Basic                                       $   0.08   $   0.15
                                               ========   ========
   Diluted                                     $   0.08   $   0.15
                                               ========   ========
Shares used in per share calculation
   Basic                                         30,192     28,795
                                               ========   ========
   Diluted                                       30,547     29,635
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

                             BELL MICROPRODUCTS INC.
                 Condensed Consolidated Statements of Cash Flows
                   (Increase/(decrease) in cash, in thousands)
                                   (unaudited)

                                                          Three months ended
                                                              March 31,
                                                         -------------------
                                                           2006       2005
                                                         --------   --------
Cash flows from operating activities:
Net income                                               $  2,460   $  4,376
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
         Depreciation and amortization                      2,021      2,458
         Share-based compensation                             684        314
         Provision for bad debts                            2,139        230
         Loss on disposal of property and equipment             1         --
         Deferred income taxes                               (253)        29
         Changes in assets and liabilities, net of
            effect of business acquisitions:
            Accounts receivable                           (40,544)   (29,644)
            Inventories                                   (26,608)   (12,588)
            Prepaid expenses                               (2,601)       569
            Other assets                                      324        229
            Accounts payable                               12,197    (27,447)
            Other accrued liabilities                      (8,606)    (8,445)
                                                         --------   --------
               Net cash used in operating activities      (58,786)   (69,919)
                                                         --------   --------
Cash flows from investing activities:
Acquisition of property, equipment and other               (1,008)      (754)
Proceeds from sale of property, equipment                      --          1
                                                         --------   --------
               Net cash used in investing activities       (1,008)      (753)
                                                         --------   --------
Cash flows from financing activities:
Net borrowings under line of credit agreements             18,730     38,676
Changes in book overdraft                                  29,664     33,364
Repayment of long-term notes payable to RSA                (3,500)    (3,500)
Borrowings of notes and leases payable                         --        108
Repayments of notes and leases payable                        (86)      (493)
Proceeds from issuance of Common Stock                        406        684
                                                         --------   --------
               Net cash provided by financing
                  activities                               45,214     68,839
                                                         --------   --------
Effect of exchange rate changes on cash                        35        (81)
                                                         --------   --------
Net decrease in cash                                      (14,545)    (1,914)
Cash at beginning of period                                29,927     13,294
                                                         --------   --------
Cash at end of period                                    $ 15,382   $ 11,380
                                                         ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                           $  7,667   $  6,956
      Income taxes                                       $  2,092   $  3,204
Supplemental non-cash financing activities:
      Change in fair value of interest rate swap         $   (156)  $   (438)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation:

     The accompanying interim unaudited condensed consolidated financial statements of Bell Microproducts Inc. ("the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS 123(R) on January 1, 2006 as explained in Note 3 to the Company's condensed consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's judgment of the most difficult and subjective estimates include: revenue recognition; the assessment of recoverability of goodwill and intangible assets and property, plant and equipment; the valuation of inventory and accounts payable; estimates for the allowance for doubtful accounts and sales return reserve; the recognition and measurement of income tax assets and liabilities and stock-based compensation. Interim results are subject to significant variations and the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

     Year end condensed balance sheet data included in this interim report is derived from the audited financial statements. All other interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     Cash book overdrafts of $116.1 million and $86.5 million as of March 31, 2006 and December 31, 2005, respectively, are included in accounts payable.

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

     The MCE assets acquired were primarily inventories and accounts receivable. As consideration for the assets purchased, the Company paid $1.5 million including acquisition costs, and assumed certain liabilities, primarily notes payable and trade accounts payable. Management is currently finalizing the valuation of assets acquired and liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price to acquired assets and assumed liabilities based upon management's estimates are as follows (in thousands):

Cash                         $    686
Accounts receivable            22,861
Inventories                    24,307
Equipment and other assets      1,421
Goodwill                        3,184
Intangibles                       425
Accounts payable              (22,542)
Other accrued liabilities      (3,024)
Notes payable                 (25,829)
                             --------
Total consideration          $  1,489
                             ========

     Other intangibles include customer relationships and a non-compete agreement, with estimated useful lives for amortization of eight years and three years, respectively.

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

Cash                         $   267
Accounts receivable            2,123
Inventories                    1,789
Equipment and other assets       408
Goodwill                       3,117
Intangibles                      421
Accounts payable              (2,943)
Other accrued liabilities     (1,792)
                             -------
Total consideration          $ 3,390
                             =======

     Other intangibles include customer and supplier relationships and non-compete agreements, with estimated useful lives for amortization of seven years and six years, respectively.

     Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

Note 3 - Stock-Based Compensation Plans:

Stock Option Plans

     As of March 31, 2006, the Company had 4,557,825 shares of outstanding stock options to employees and directors under the Company's 1998 Stock Plan (the "Plan"). The Plan replaced the 1988 Amended and Restated Incentive Stock Plan and the 1993 Director Stock Option Plan. The Plan provides for the grant of stock options to employees, directors and consultants of the Company at prices not less than the fair value of the Company's Common Stock at the date of grant for incentive stock options and non-qualified stock options. Under the Plan, the Company has reserved for issuance a total of 6,964,335 shares of Common Stock. The maximum aggregate number of shares of Common Stock which may be optioned and sold under all Plans is 3,344,989 shares, plus an annual increase to be added on January 1 of each year, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 10,317,975 shares of Common Stock for issuance under the aggregate of all stock option plans.

     All stock options and restricted stock units generally become exercisable over a four-year or ten-year period as determined by the Board of Directors and if not exercised, stock options expire from five to ten years from the date of grant. Options granted to Directors vest in full at the time they are granted. If an optionee ceases to be employed by the Company, the optionee may, within one month (or such other period of time, as determined by the Board of Directors, but not exceeding three months) exercise options to the extent vested.

     In 2003 and prior years beginning in 2000, the number of shares of Common Stock reserved under the Plan were not sufficient to accommodate the Company's growth through acquisitions and key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 450,000, 898,000 and 520,000 nonqualified stock options outside the provisions of the Plan in 2003, 2002 and 2001 respectively, and 380,000 of these options were outstanding at December 31, 2005, net of forfeitures, and are included in the table below.

     The following table presents all stock option activity:

                                                         Options Outstanding
                                                        --------------------
                                             Options                Weighted
                                            Available                Average
                                               for                  Exercise
                                              Grant       Shares      Price
                                            ---------   ---------   --------
Balance at December 31, 2005                  898,183   3,700,351    $ 6.04
Increase in options available for grant       600,000          --        --
Options forfeited                             103,903    (103,903)   $ 6.56
Forfeited options not available for grant      (5,000)         --    $12.81
Options granted                              (340,000)    340,000    $ 5.16
Options exercised                                  --    (216,459)   $ 1.87
                                            ----------  ---------
Balance at March 31, 2006                   1,257,086   3,719,989    $ 6.19
                                            ==========  =========

     At March 31, 2006, 2,115,500 options were exercisable under the plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.

     The total pretax intrinsic value of options exercised during the three months ended March 31, 2006 was $998,505. The Company issues new common shares upon the exercise of stock options. There was no income tax benefit associated with option exercises during the three months ended March 31, 2006.

     The following table summarizes information about stock options and restricted stock units outstanding at March 31, 2006 (in thousands except for years and per share amounts):

                          Options and Restricted Stock Units Outstanding                      Options Exercisable
                  -------------------------------------------------------------   ------------------------------------------
                                Weighted-Average
   Range of                         Remaining      Weighted-Average   Aggregate                 Weighted-Average   Aggregate
   Exercise          Number        Contractual         Exercise       Intrinsic      Number         Exercise       Intrinsic
     Price        Outstanding    Life (in Years)   Price per Share      Value     Exercisable   Price per Share      Value
---------------   -----------   ----------------   ----------------   ---------   -----------   ----------------   ---------
$ 0.00 - $ 0.00        540            3.24              $ 0.00          $3,333          --           $ 0.00           $ --
$ 3.90 - $ 5.25        538            2.17                4.22           1,045         368             4.22            711
$ 5.78 - $ 6.45        715            4.03                6.31              19         176             6.27              6
$ 6.55 - $ 7.23        613            2.96                7.12              --         289             7.13             --
$ 7.25 - $ 8.50        641            3.98                8.24              --         610             8.27             --
$ 8.65 - $10.28        531            2.98                9.54              --         532             9.54             --
$10.50 - $11.82        141            2.85               10.95              --         141            10.95             --
                     -----            ----              ------          ------       -----           ------           ----
$ 0.00 - $11.82      3,719            3.27              $ 6.19          $4,397       2,116           $ 7.74           $717

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $6.16 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 436,385. As of December 31, 2005, 2.3 million outstanding options were exercisable, and the weighted average exercise price was $7.70.

Adoption of SFAS 123(R)

     Effective Jan 1, 2006, the Company adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.

     Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The table below illustrates the effect on income and earnings per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model and amortized on a straight line basis to expense over the options' vesting periods. Prior to the adoption of SFAS 123(R), the fair value was amortized ratably over the options' vesting periods. There was no impact to cash flows.

                                                  (In thousands,
                                                    except per
                                                 share amounts):
                                                    March 31,
                                                 ---------------
                                                  2006    2005
                                                 -----   ------
Stock-based compensation expense by award type
Employee stock options                             319      783
Restricted stock units                             365      314
Purchase plan                                       --      183
                                                 -----   ------
Total stock based compensation expense           $ 684   $1,280
Tax effect on stock-based compensation expense    (236)    (486)
                                                 -----   ------
Net effect on net income                         $ 448   $  794
                                                 =====   ======
Net effect on earnings per share
   Basic                                         $0.01   $ 0.03
   Diluted                                       $0.01   $ 0.03

     As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest.

     During the fourth quarter of 2005, the Company accelerated certain unvested "out-of-the-money" stock options with exercise prices equal to or greater than $7.65 per share. The acceleration of vesting was effective for stock options outstanding as of December 30, 2005. The purpose of the acceleration was to enable the Company to reduce compensation expense associated with these options in future periods. Options to purchase approximately 724,875 shares of common stock, or approximately 33% of the Company's outstanding unvested options, of which options to purchase approximately 76,250 shares are held by the Company's executive officers and directors, were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was approximately $8.98. As a result of accelerating the vesting for these options, stock based compensation in periods subsequent to the acceleration are significantly reduced.

     Stock Options: During the three months ended March 31, 2006, the Company granted approximately 275,000 stock options with an estimated total grant-date fair value of $852,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $64,240. During the three months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $319,000 for all vested options granted prior and after the adoption of SFAS 123(R).

     Restricted Stock Units: In connection with restricted stock units granted, the Company recorded deferred stock compensation which presented the difference between the exercise price of the options and the fair market value of the Company's common shares on the dates the awards were granted. The deferred compensation was amortized on a straight-line basis over the vesting periods of the underlying stock units. Through March 31, 2006, the Company has amortized approximately $4.5 million of such compensation expense, with approximately $365,000 and 314,000 recorded in the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $2.8 million of total stock-based compensation related to non-vested restricted stock units. That costs is expected to be recognized over an estimated amortization period of 1.30 years.

Valuation Assumptions

     The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted average assumptions:

                           Employee Stock Option Plan
                                    March 31,
                           --------------------------
                                   2006   2005
                                   ----   ----
Expected term (in years)           3.61   3.67
Volatility                         0.62   0.72
Risk-free interest rate            4.81   3.96
Dividend yield                     0.00   0.00

Expected Term: The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: The fair value of stock based payments made through the quarter ended March 31, 2005, were valued using the Black-Scholes valuation method with a volatility factor based on the Company's historical stock prices over the expected term of the option.

Expected Dividend: The Company has not issued any dividends. The Company has no plans to issue dividends in the future.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Estimated Pre-vesting Forfeitures: The Company has estimated forfeitures based on historical forfeiture behavior over a ten-year period.

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

     In order to be eligible to participate in the Exchange ("Eligible Participant"), the employee may not receive stock options or other equity awards in the six months following the Exchange Date. In order to participate in the Exchange, an Eligible Participant could tender all Eligible Options held, or any selected Eligible Options granted by different stock option agreements. If an Eligible Participant chose to participate, all options granted on or after May 26, 2002 were tendered regardless of the exercise price of such options. The Units of restricted stock will vest in one-fourth increments on each of the first, second, third and fourth annual anniversary dates of the Exchange Date. If the employment of an employee who participated in the Exchange terminates prior to the vesting, the employee will forfeit the unvested shares of Restricted Units. As a result of the Exchange, the Company issued 744,802 rights to receive Restricted Units in return for 2,234,250 stock options. The total non-cash compensation charge to be recognized over the vesting period of four years is approximately $4 million computed based on the share price at the date of approval of $5.42 per share. The compensation charge is unaffected by future changes in the price of the common stock.

Note 4 - Intangible Assets:

     The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The carrying values and accumulated amortization of these assets at March 31, 2006 and December 31, 2005 are as follows (in thousands):

                                                           As of March 31, 2006
                                                     --------------------------------
                                      Estimated        Gross
                                     Useful Life     Carrying    Accumulated     Net
Amortized Intangible Assets       for Amortization    Amount    Amortization   Amount
---------------------------       ----------------   --------   ------------   ------
Non-compete agreements                2-6 years       $ 1,776     $(1,467)     $  309
Trademarks                           20-40 years        4,381        (596)      3,785
Trade names                           20 years            400         (76)        324
Customer/supplier relationships      4-10 years         5,719      (1,844)      3,875
                                                       ------     -------      ------
Total                                                 $12,276     $(3,983)     $8,293
                                                      =======     =======      ======

                                                           As of December 31, 2005
                                                     --------------------------------
                                      Estimated        Gross
                                     Useful Life     Carrying    Accumulated     Net
Amortized Intangible Assets       for Amortization    Amount    Amortization   Amount
---------------------------       ----------------   --------   ------------   ------
Non-compete agreements                2-6 years       $1,763      $(1,409)     $  354
Trademarks                           20-40 years       4,340         (568)      3,772
Trade names                           20 years           400          (71)        329
Customer/supplier relationships      4-10 years        5,669       (1,612)      4,057
                                                     -------      -------      ------
Total                                                $12,172      $(3,660)     $8,512
                                                     =======      =======      ======

     The estimated amortization expense of these assets in future fiscal years is as follows (in thousands):

Estimated Amortization Expense

April 1 to December 31, 2006        $  887
For year ending December 31, 2007    1,140
For year ending December 31, 2008      953
For year ending December 31, 2009      758
For year ending December 31, 2010      654
Thereafter                           3,901
                                    ------
Total                               $8,293
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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                            Three Months
                                          Ended March 31,
                                         -----------------
                                           2006      2005
                                         -------   -------
Net income                               $ 2,460   $ 4,376
Weighted average common shares
   outstanding (Basic)                    30,192    28,795
Effect of dilutive options, restricted
   stock grants and warrants                 355       840
                                         -------   -------
Weighted average common shares
   outstanding (Diluted)                  30,547    29,635
                                         =======   =======

     In the three months ended March 31, 2006 and 2005, total common stock options, restricted stock grants and warrants excluded from diluted income per share calculations because they were antidilutive were 2,434,111 and 1,010,746, respectively.

Note 6 - Lines of Credit and Term Debt:

                                                March 31,   December 31,
                                                  2006          2005
                                                ---------   ------------
LINES OF CREDIT (IN THOUSANDS)

Congress Facility                               $ 22,729      $ 18,319
Wachovia Facility                                 68,496        89,414
IBM                                               24,247        26,558
Bank of America Facility                          37,843            --
Working Capital Facility                           2,250            --
IFN Financing BV                                      --         2,189
                                                --------      --------
                                                 155,565       136,480
Less: amounts included in current liabilities    (64,341)      (28,747)
                                                --------      --------
Amounts included in non-current liabilities     $ 91,224      $107,733
                                                ========      ========

     On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company's option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended March 31, 2006 was 6.78%, and the balance outstanding at March 31, 2006 was $22.7 million. Obligations of the Company under the Congress Facility are collateralized by certain assets of the Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

     On September 20, 2004, Bell Microproducts, (the parent company only) ("Bell") entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). On December 31, 2005, Bell entered into an amendment to the Wachovia Facility with Wachovia and PNC Bank, National Association ("PNC Bank"), as Lender Group Agents and Variable Funding Capital Company LLC and Market Street Funding LLC as Lenders. Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Lender Group Agents or Lenders and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $120 million. The interest rate on advances made by Lenders shall be the cost of Lenders' commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Lenders' commercial paper. The interest rate on advances made by Lender Group Agents and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended March 31, 2006 was 5.48% and the balance outstanding at March 31, 2006 was $68.5 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

     On December 1, 2005, in connection with the acquisition of MCE Group ("MCE"), the Company entered into a short-term financing agreement with IBM Deutschland Kreditbank GmbH ("IBM") for up to $25 million. In March 2006, the limit was increased to $30 million. The loan is collateralized by certain assets and cross-company guarantees of the Company's European subsidiaries and bears interest at the US Libor or Euribor plus 2.00%, depending on the currency of the advance. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at March 31, 2006 was $16.4 million. Also on December 1, 2005, the Company entered into another short-term financing agreement with IBM for E6.5 million or the USD equivalent of $7.7 million at March 31, 2006. The loan is collateralized by certain assets and cross-company guarantees of the Company's European subsidiaries and bears interest at Euribor plus 3.85%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at March 31, 2006 was $7.9 million including interest payable.

     On December 2, 2002, as further amended in December 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a L75 million revolving line of credit facility. The Bank of America facility was scheduled to mature on July 15, 2006. On October 20, 2005, the agreement was amended to extend the maturity date for a further three years and reduce the facility to L60 million or the USD equivalent of approximately $104 million increasing to $139 million at the Company's option. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 1.5% to 2.5%, based on certain financial measurements. At the Company's option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2006 was 5.59%, and the balance outstanding at March 31, 2006 was $37.8 million. Obligations of the Company under the revolving line of credit are collateralized by certain assets of the Company's European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

     On March 30, 2006, the Company entered into a North America Working Capital Program (the "Working Capital Facility") with Intel Corporation to provide a line of credit up to $3.0 million. The Working Capital Facility is non-interest bearing and has a one-year term with subsequent annual renewals, but may be terminated by Intel at any time. The Company is required to meet certain program eligibility requirements including compliance with its distribution agreement with Intel. The balance outstanding at March 30, 2006 was $2.3 million.

     The Company's agreement with IFN Finance BV was amended in December 2004 to reduce its $7.5 million borrowing facility to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The average interest rate on the outstanding borrowings under this facility during the quarter ended March 31, 2006 was 4.5%, and there was no balance outstanding at March 31, 2006.

                                    March 31,   December 31,
                                       2006         2005
                                    ---------   ------------
TERM LOANS (IN THOUSANDS)
Convertible Notes                   $110,000      $110,000
Note payable to RSA, net              40,329        43,985
HSBC Bank plc Mortgage                   667           692
Note payable - Klaus Reichl            3,394         3,315
                                    --------      --------
                                     154,390       157,992
Less: amounts due in current year     (7,125)      (10,639)
                                    --------      --------
Long-term debt due after one year   $147,265      $147,353
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

     On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount of the interest rate swap decreases ratably as the underlying debt is repaid. The notional amount at March 31, 2006 was $32.9 million. The Company initially recorded the interest rate swap at fair value, and subsequently records changes in fair value as an offset to the related liability. At March 31, 2006, the fair value of the interest rate swap was ($1.2 million). The RSA facility is collateralized by a second lien on certain of the Company's and its subsidiaries' North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at March 31, 2006 on this long-term debt was $41.5 million, $7 million is payable in 2006, $16.5 million is payable in 2007 and 2008 and $18 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at March 31, 2006 was $40.3 million.

     On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of L670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately L7,600, or $13,200 U.S. dollars. The balance on the mortgage was $667,000 at March 31, 2006.

     On December 1, 2005, the Company entered into a loan agreement with Mr. Klaus Reichl for up to E4.0 million, or the USD equivalent of $4.7 million at March 31, 2006. The loan was used to finance the asset purchase of MCE. The loan is unsecured, bears interest at the fixed rate of 5.25% and matures on December 5, 2008. The balance outstanding at March 31, 2006 was $3.4 million.

Note 7 - Restructuring Costs and Special Charges:

     In the fourth quarter of 2005, the Company implemented a restructuring plan for its European operations and as a result the Company incurred restructuring costs and special charges of $9.0 million during the quarter. These costs consisted primarily of $5.9 million related to future lease obligations for excess facilities; $1.7 million for inventory costs in excess of estimated net realizability, included within the income statement line item "Cost of Goods Sold," and $200,000 for estimated vendor claims both related to discontinued product lines; severance and benefits of $936,000 for involuntary employee terminations and severance costs of $338,000 related to closure of the Company's in-country operation in Sweden. The Company terminated 58 employees in the UK and Europe, in sales, marketing and support functions as of December 31, 2005.

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

     At March 31, 2006, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

                                         2005        Prior Years
                                    Restructuring   Restructuring   Severance
                                     Lease Costs     Lease Costs      Costs      Total
                                    -------------   -------------   ---------   -------
Balance at January 1, 2005             $   --           $ 709        $    --    $   709
Restructuring and special charges       5,921              --          1,275      7,196
Restructuring reserve release              --             (82)            --        (82)
Cash payments                            (197)           (224)            --       (421)
Exchange rate changes                     (81)             --            (19)      (100)
                                       ------           -----        -------    -------
Balance at December 31, 2005            5,643             403          1,256      7,302
Restructuring and special charges          --              --             --         --
Cash payments                            (527)            (53)        (1,230)    (1,810)
Exchange rate changes                      52              --              1         53
                                       ------           -----        -------    -------
Balance at March 31, 2006              $5,168           $ 350        $    27    $ 5,545
                                       ======           =====        =======    =======

Management expects to extinguish the restructuring and special charges liabilities of $5.5 million by the year ended 2016.

Note 8 - Product Warranty Liabilities:

     The Company accrues for known warranty claims if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims based on historical activity. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company's warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other accrued liabilities. At March 31, 2006 product warranty liabilities were approximately $1.3 million. Neither the liability or the provision has had a material change from December 31, 2005 or the quarter ended December 31, 2005, respectively.

Note 9 - Commitments and Contingencies:

     The Company is currently a party to various claims and legal proceedings arising in the normal course of business. If management believes that a loss is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. As of March 31, 2006, the Company has not accrued any liabilities for any exposure related to these legal proceedings. Based on currently available information, management believes that the ultimate outcome of any actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

     In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount at March 31, 2006 was $32.9 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, the Company is exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under the provisions of SFAS 133, the interest rate swap was initially recorded at fair value, and subsequently any changes in fair value were recorded as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($1.2 million) at March 31, 2006.

Note 10 - Newly Issued or Recently Effective Accounting Pronouncements:

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123, "Share-Based Payment (Revised 2004)" ("SFAS123(R)") on a modified prospective basis. As a result, the Company has included stock-based compensation costs in its results of operations for the quarter ended March 31, 2006, as more fully described in Note 3 to the Company's condensed consolidated financial statements.

     On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The adoption of SAB 107 did not have a material impact on the Company's condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company's condensed consolidated financial statements.

Note 11 - Comprehensive Income:

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

     Comprehensive income is as follows (in thousands):

                                  Three Months Ended
                                       March 31,
                                  ------------------
                                    2006      2005
                                   ------   -------
Net income                         $2,460   $ 4,376
Other comprehensive income:
   Foreign currency translation
      adjustments                   1,261    (2,308)
                                   ------   -------
Total comprehensive income         $3,721   $ 2,068
                                   ======   =======

     Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of cumulative foreign currency translation adjustments.

Note 12 - Geographic Information:

     The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 35% and 39% of total sales for the three months ended March 31, 2006 and 2005, respectively.

                                                           (In thousands)
                                                    Three Months Ended March 31,
                                                    ----------------------------
Geographic information consists of the following:         2006       2005
                                                        --------   --------
Net sales:
   North America                                        $350,941   $338,805
   Latin America                                         126,522     93,570
   Europe                                                389,052    371,573
                                                        --------   --------
      Total                                             $866,515   $803,948
                                                        ========   ========

                             March 31,   December 31,
                                2006         2005
                             ---------   ------------
Long-lived assets:
   United States              $ 4,247       $ 4,536
   United Kingdom               5,653         6,436
   Other foreign countries      2,774         2,240
                              -------       -------
      Total                   $12,674       $13,212
                              =======       =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Information in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations for improved profitability. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to our ability to reduce and control costs, our ability to service our debt, our ability to take advantage of beneficial vendor pricing and rebate programs from time to time, the timing of delivery of products from suppliers, the product mix sold by us, the integration of acquired businesses, customer demand, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by us, management of growth, our ability to collect accounts receivable in a timely manner, price decreases on inventory that is not price protected, our ability to negotiate credit facilities, currency exchange rates, potential interest rate fluctuations as described below and the other risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     We are pleased to report record quarterly revenue and a significant improvement in profitability from the fourth quarter of last year. We generated revenue growth in all geographies and most major continuing product categories during the quarter as compared to the same period in 2005. We made significant progress in Europe during the quarter and returned this portion of our business to profitability. The European improvement resulted from revenue growth, higher gross margins and the benefits of cost control. Our North American operations generated solid results during the first quarter of 2006, and we had a record quarter in Latin America in revenue and gross margins.

     Although we made substantial progress in the first quarter, we believe the actions taken to improve gross profit margins and to reduce the cost base in Europe will result in further gains in profitability in this region as the year unfolds. We have also invested in each segment of the business in North America and Latin America and expect increased contribution to profits from these investments in the later part of the year.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Net sales were $866.5 million for the quarter ended March 31, 2006 compared to net sales of $803.9 million for the quarter ended March 31, 2005, which represented an increase of $62.6 million, or 8%. The sales increase was driven by an increase of $48.0 million in sales of Components and Peripherals as well as an increase of $14.6 million in Solutions sales. The increase in sales of Components and Peripherals was due primarily to growth in Components sales in Latin America and Europe, including $53 million in sales from the acquisition of MCE in December 2005. The increase in Solution sales was driven by growth in Storage Solutions, Software and Services.

     Our gross profit for the quarter ended March 31, 2006 was $63.3 million compared to $57.3 million for the quarter ended March 31, 2005, which represented an increase of $6.0 million, or 10%. The increase in gross profit was primarily due to increased sales volume, and an increase in gross profit margins in Components sales in Europe. MCE contributed approximately $3.5 million in gross profit during the quarter. Overall gross margins increased to 7.3% in the current quarter from 7.1% in the same period last year.

     Selling, general and administrative expenses increased to $53.5 million for the quarter ended March 31, 2006 from $45.4 million for the quarter ended March 31, 2005, an increase of $8.1 million, or 17%. The increase in expenses was primarily attributable to the acquisitions of MCE in December of 2005 and Net Storage S.A. ("Net Storage") in July of 2005, and costs associated with investments made in the North American industrial, single tier and enterprise sales channels. MCE contributed approximately $3.7 million and Net Storage contributed approximately $1.3 million to our consolidated expenses during the quarter. As a percentage of sales, selling, general and administrative expenses increased to 6.2% in the first quarter of 2006 from 5.6% in the first quarter of 2005.

     Interest expense and other increased to $6.0 million for the quarter ended March 31, 2006 from $4.8 million in the same period last year. This increase was primarily due to an increase in average borrowings outstanding under our credit facilities during the quarter and an increase in interest rates. The average interest rate in the first quarter of 2006 increased to 6.1% from 5.7% in the same period last year.

     The effective tax rate was 34.5% for the quarter ended March 31, 2006 compared to an effective tax rate of 37.8% for the quarter ended March 31, 2005, The lower effective tax rate in the first quarter of 2006 is principally due to a shift in geographic profit mix to jurisdictions with lower tax rates.

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

     Net cash used in operating activities for the three months ended March 31, 2006 was $58.8 million. Excluding the cash book overdraft, net cash used in operating activities was $29.1 million. Our inventories increased as of March 31, 2006 to $345.7 million from $318.2 million as of December 31, 2005, and our accounts payable increased to $389.5 million as of March 31, 2006 from $346.3 million as of December 31, 2005. Our accounts receivable increased to $461.5 million as of March 31, 2006, from $421.5 million as of December 31, 2005.

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

     On September 20, 2004, and as further amended in January 2005, Bell Microproducts (the parent company only) ("Bell"), entered into a securitization program with Wachovia Bank, National Association ("Wachovia") and Blue Ridge Asset Funding Corporation ("Blue Ridge"), an affiliate of Wachovia, which expires on September 20, 2007 ("Wachovia Facility"). On December 31, 2005, Bell entered into an amendment to the Wachovia Facility with Wachovia and PNC Bank, National Association ("PNC Bank"), as Lender Group Agents and Variable Funding Capital Company LLC and Market Street Funding LLC as Lenders. Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation ("Funding"), a wholly-owned subsidiary of Bell. Funding will obtain financing from Lender Group Agents or Lenders and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding's credit facility is $120 million. The interest rate on advances made by Lenders shall be the cost of Lenders' commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Lender's commercial paper. The interest rate on advances made by Lender Group Agents and other liquidity banks shall be either an alternate base rate (which is the higher of the "prime rate" as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding's lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended March 31, 2006 was 5.48%, and the balance outstanding at March 31, 2006 was $68.5 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding's assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.

     On July 6, 2000, and as amended on May 3, 2004, we entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the "RSA facility"), under which we borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, we entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at March 31, 2006 was $32.9 million. We initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At March 31, 2006, the fair value of the interest rate swap was ($1.2 million). The RSA facility is collateralized by a second lien on certain of our North American and South American assets. We must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at March 31, 2006 on this long-term debt was $41.5 million, $7.0 million is payable in 2006, $16.5 million is payable in 2007 and 2008 and $18 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at March 31, 2006 was $40.3 million.

     On December 2, 2002, as further amended in December 2004, we entered into a Syndicated Credit Agreement arranged by Bank of America, National Association ("Bank of America facility"), as principal agent, to provide a L75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $144 million at December 31, 2004. The Bank of America facility was scheduled to mature on July 15, 2006. On October 20, 2005, the agreement was amended to extend the maturity date for a further three years and reduce the facility to L60 million, or the USD equivalent of approximately $104 million at March 31, 2006, increasing to $139 million at our option. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America's base rate plus a margin of 1.5% to 2.5%, based on certain financial measurements. At our option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended March 31, 2006 was 5.59%, and the balance outstanding at March 31, 2006 was $37.8 million. Our obligations under the revolving line of credit are collateralized by certain assets of our European subsidiaries. The revolving line of credit requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.

     On September 13, 2004, we entered into an amendment to our syndicated Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress"), an affiliate of Wachovia Bank, N.A. ("Wachovia"), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the "Congress Facility"). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia's prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At our option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. We also pay an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended March 31, 2006 was 6.78%, and the balance outstanding at March 31, 2006 was $22.7 million. Our obligations under the Congress Facility are collateralized by certain assets of our North and South American subsidiaries. The Congress Facility requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.

     On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a mortgage with HSBC Bank plc ("HSBC") for an original amount of L670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC's rate plus 1.25% and is payable in monthly installments of approximately L7,600, or $13,200 U.S. dollars. The balance on the mortgage was $667,000 at March 31, 2006.

     Our agreement with IFN Finance BV was amended in December 2004 to reduce our $7.5 million in short-term financing to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. There was no balance outstanding at March 31, 2006.

     On December 1, 2005, in connection with the acquisition of MCE Group ("MCE"), we entered into a short-term financing agreement with IBM Deutschland Kreditbank GmbH ("IBM") for up to $25 million. In March 2006, the limit was increased to $30 million. The loan is collateralized by certain assets and cross-company guarentees of our European subsidiaries and bears interest at US Libor or Euribor plus 2.00%, depending on the currency of the advance. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at March 31, 2006 was $16.4 million. Also on December 1, 2005, we entered into another short-term financing agreement with IBM for E6.5 million or the UDS equivalent of $7.7 million at March 31, 2006. The loan is collateralized by certain assets and cross-company guarantees of our European subsidiaries and bears interest at Euribor plus 3.85%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at March 31, 2006 was $7.9 million including interest payable.

     On December 1, 2005, we entered into a loan agreement with Mr. Klaus Reichl for up to E4.0 million, or the USD equivalent of $4.7 million at March 31, 2006. The loan was used to finance the asset purchase of MCE. The loan is unsecured, bears interest at the fixed rate of 5.25% and matures on December 5, 2008. The balance outstanding at March 31, 2006 was $3.4 million.

     On March 30, 2006, we entered into a North America Working Capital Program (the "Working Capital Facility") with Intel Corporation to provide a line of credit up to $3.0 million. The Working Capital Facility is non-interest bearing and has a one-year term with subsequent annual renewals, but may be terminated by Intel at any time. We are required to meet certain program eligibility requirements including compliance with our distribution agreement with Intel. The balance outstanding at March 30, 2006 was $2.3 million.

     We were in compliance with our bank and subordinated debt financing covenants at March 31, 2006; however, there can be no assurance that we will be in compliance with such covenants in the future. If we do not remain in compliance with the covenants, and are unable to obtain a waiver of noncompliance from our lenders, our financial condition, results of operations and cash flows would be materially adversely affected.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123, "Share-Based Payment (Revised 2004)" ("SFAS123(R)") on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations for the quarter ended March 31, 2006, as more fully described in Note 3 to our condensed consolidated financial statements.

     On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expenses, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The adoption of SAB 107 did not have a material impact on our condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on our condensed consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are subject to interest rate risk on our variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended March 31, 2006, average borrowings outstanding on the variable rate credit facilities include $22.7 million with Congress Financial, $68.5 million with Wachovia Bank, National Association and PNC Bank, National Association, $37.8 million with Bank of America, N.A. and $24.2 million with IBM. These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.5 million.

     A substantial part of our revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. We enter into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of Bell or its subsidiaries entering into transactions denominated in currencies other than their functional currency, Bell recognized a foreign currency loss of $78,000 during the quarter ended March 31, 2006. To the extent we are unable to manage these risks, our results, financial position and cash flows could be materially adversely affected.

     In August 2003, we entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at March 31, 2006 was $32.9 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose us to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($1.2 million) at March 31, 2006.

ITEM 4: CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act") as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to follow for timely decisions regarding required disclosure..

     (b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A: Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6: Exhibits

     See Exhibit Index on page following Signatures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2006

                                        BELL MICROPRODUCTS INC.


                                        BY: /s/ JAMES E. ILLSON
                                            ------------------------------------
                                            Chief Operating Officer, President
                                            of Americas and Chief Financial
                                            Officer

                                  EXHIBIT INDEX

                                    Form 10-Q
                          Quarter ended March 31, 2006

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