Form 10-Q
period 2006-06-30
BELL MICROPRODUCTS INC
filed 2006-08-09
CIK 900708

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-21528
Bell Microproducts Inc.
(Exact name of registrant as specified in its charter)

California	94-3057566

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1941 Ringwood Avenue, San Jose, California	95131-1721

(Address of principal executive offices)	(Zip Code)
(408) 451-9400
(Registrant’s telephone number, including area code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐      Accelerated filer ☑      Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐      No ☑
Common Stock, $.01 Par Value — Number of Shares Outstanding at August 5, 2006: 30,407,389

BELL MICROPRODUCTS INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
     ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
Bell Microproducts Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,643	$29,927
Accounts receivable, net	413,185	421,535
Inventories	360,848	318,174
Prepaid expenses and other current assets	30,464	29,039

Total current assets	813,140	798,675

Property and equipment, net	13,320	13,212
Goodwill	95,508	101,456
Intangibles, net	8,261	8,512
Deferred debt issuance costs and other assets	10,671	11,477

Total assets	$940,900	$933,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332,725	$346,275
Borrowings under lines of credit	49,566	28,747
Short-term note payable and current portion of long-term notes payable	10,633	10,639
Other accrued liabilities	71,263	66,832

Total current liabilities	464,187	452,493

Borrowings under lines of credit	100,502	107,733
Long-term notes payable	140,109	147,353
Other long-term liabilities	6,774	5,372

Total liabilities	711,572	712,951

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock, $0.01 par value, 80,000 shares authorized; 30,279 and 30,062 issued and outstanding	181,042	178,872
Retained earnings	28,412	32,655
Accumulated other comprehensive income	19,874	8,854

Total shareholders’ equity	229,328	220,381

Total liabilities and shareholders’ equity	$940,900	$933,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bell Microproducts Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$777,163	$788,471	$1,643,678	$1,592,419
Cost of sales	715,551	731,341	1,518,791	1,477,990

Gross profit	61,612	57,130	124,887	114,429

Selling, general and administrative expenses	51,913	46,463	105,447	91,908
Impairment of goodwill	8,846	—	8,846	—

Total operating expenses	60,759	46,463	114,293	91,908

Income from operations	853	10,667	10,594	22,521
Interest expense and other income	(7,267)	(5,562)	(13,253)	(10,380)

Income (loss) before income taxes	(6,414)	5,105	(2,659)	12,141
Provision for income taxes	289	1,930	1,584	4,590

Net income (loss)	$(6,703)	$3,175	$(4,243)	$7,551

Earnings (loss) per share
Basic	$(0.22)	$0.11	$(0.14)	$0.26

Diluted	$(0.22)	$0.11	$(0.14)	$0.25

Shares used in per share calculation
Basic	30,338	28,999	30,265	28,897

Diluted	30,338	29,696	30,265	29,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bell Microproducts Inc.
Condensed Consolidated Statements of Cash Flows
(Increase(decrease) in cash, in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(4,243)	$7,551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,727	4,852
Stock-based compensation	1,617	684
Provision for bad debts	2,897	1,326
Loss on disposal of property and equipment	24	1
Goodwill impairment	8,846	—
Deferred income taxes	(276)	(148)
Changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable	22,221	(14,062)
Inventories	(38,335)	122
Prepaid expenses	(601)	(1,044)
Other assets	782	573
Accounts payable	(19,665)	(42,579)
Other accrued liabilities	3,154	(11,953)

Net cash used in operating activities	(19,852)	(54,677)

Cash flows from investing activities:
Acquisition of property, equipment and other	(2,621)	(2,244)
Proceeds from sale of property, equipment	92	81

Net cash used in investing activities	(2,529)	(2,163)

Cash flows from financing activities:
Net borrowings under line of credit agreements	10,548	23,999
Changes in book overdraft	(4,504)	45,256
Repayment of long-term notes payable to RSA	(3,500)	(3,500)
Borrowings of notes and leases payable	386	108
Repayments of notes and leases payable	(3,331)	(827)
Proceeds from issuance of Common Stock	553	2,436

Net cash provided by financing activities	152	67,472

Effect of exchange rate changes on cash	945	(916)

Net (decrease) increase in cash	(21,284)	9,716
Cash at beginning of period	29,927	13,294

Cash at end of period	$8,643	$23,010

Supplemental non-cash financing activities:
Change in fair value of interest rate swap	$(421)	$15
Issuance of restricted stock	$358	$798
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation:
     The accompanying interim unaudited condensed consolidated financial statements of Bell Microproducts Inc. (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS 123(R) on January 1, 2006 as explained in Note 3 to the Company’s condensed consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s judgment of the most difficult and subjective estimates include: revenue recognition; the assessment of recoverability of goodwill and intangible assets and property, plant and equipment; the valuation of inventory and accounts payable; estimates for the allowance for doubtful accounts and sales return reserve; the recognition and measurement of income tax assets and liabilities and determination of stock-based compensation expense. Interim results are subject to significant variations and the results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     Year-end condensed balance sheet data included in this interim report are derived from the audited financial statements. All other interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Cash book overdrafts of $82.0 million and $86.5 million as of June 30, 2006 and December 31, 2005, respectively, are included in accounts payable.
     The Company operates in one business segment as a distributor of storage products and systems as well as semiconductor and computer products and peripherals to original equipment manufacturers (OEMs), value-added resellers (VARs) and dealers in the United States, Canada, Europe and Latin America. The Company is one of the world’s largest storage-centric value-added distributors and a specialist in storage products and solutions. The Company’s concentration on data storage systems and products allows it to provide greater technical expertise to its customers, form strategic relationships with key manufacturers and provide complete storage solutions to its customers at many levels of integration. The Company’s storage products include:
•	high-end computer and storage subsystems;

•	Fibre Channel connectivity products;

•	complete storage systems such as storage area networks (SAN), network attached storage (NAS) and direct attached storage (DAS);

•	storage management software;

•	disk, tape and optical drives; and

•	a broad selection of value-added services.
     In addition, the Company has developed a proprietary LDI software licensing system, which facilitates the sale and administration of software licenses.

Note 2 — Acquisitions:
     The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.
MCE Group Acquisition
     On December 1, 2005, the Company acquired certain assets and assumed certain liabilities of MCE Computer Peripherie GmbH, MCE Computer Vertreibs Products GmbH, MCE Computer Technology Inc and MCE Limited, (“MCE”) based in Munich, Germany. The acquisition of MCE allows the Company to continue to expand its growth in value added storage products and services in the key markets in Continental Europe and the UK and adds additional experienced management, sales and marketing resources to the Company. MCE is a European distributor of disk drives and components, and has a substantial IBM enterprise business in Germany. MCE’s customer base includes Enterprise VARs, system builders and industrial customers.
     The MCE assets acquired were primarily inventories and accounts receivable. As consideration for the assets purchased, the Company paid $1.6 million including acquisition costs, and assumed certain liabilities, primarily notes payable and trade accounts payable. Management is currently finalizing the valuation of assets acquired and liabilities assumed. Accordingly, the final allocations could be different from the amounts reflected below. The preliminary allocation of the purchase price to acquired assets and assumed liabilities based upon management’s estimates are as follows (in thousands):

Cash	$686
Accounts receivable	22,861
Inventories	24,307
Equipment and other assets	1,421
Goodwill	3,299
Intangibles	425
Accounts payable	(22,542)
Other accrued liabilities	(3,033)
Notes payable	(25,829)

Total consideration	$1,595

     Other intangibles include customer relationships and a non-compete agreement, with estimated useful lives for amortization of eight years and three years, respectively.
     Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.
Net Storage Computers, LTDA. Acquisition
     On July 8, 2005, the Company acquired all of the outstanding capital stock of Net Storage Computers, LTDA. (“Net Storage”), a privately held company headquartered in Sao Paulo, Brazil, with sales offices in Belo Horizonte, Porto Alegre, Recife, Rio de Janeiro and Tambore, Brazil. The acquisition of Net Storage increases the Company’s presence in the Latin America marketplace and provides the opportunity to strengthen relationships with key suppliers and expand overall products and services offerings. Net Storage is a distributor of storage products and peripherals to VARs and system integrators in Brazil. Their strategic partners include Intel, Seagate, LG, Western Digital and AMD.
     Net Storage was acquired for a total purchase price of approximately $3.4 million in cash, including acquisition costs. The Company is obligated to pay up to an additional total amount of $3.0 million based upon earnings achieved during each of the subsequent four anniversary years. The Company has also entered into a four-year Management Service Agreement which obligates the Company to pay an additional

$1.1 million. The final allocation of the purchase price to acquired assets and assumed liabilities based upon management’s estimates are as follows (in thousands):

Cash	$267
Accounts receivable	2,123
Inventories	2,176
Equipment and other assets	408
Goodwill	2,980
Intangibles	421
Accounts payable	(2,943)
Other accrued liabilities	(2,042)

Total consideration	$3,390

     Other intangibles include customer and supplier relationships and non-compete agreements, with estimated useful lives for amortization of seven years and six years, respectively.
     Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.
Note 3 — Stock-Based Compensation Plans:
Stock Option Plans
     As of June 30, 2006, the Company had 4,457,700 shares of outstanding stock options to employees and directors under the Company’s 1998 Stock Plan (the “Plan”). The Plan replaced the 1988 Amended and Restated Incentive Stock Plan and the 1993 Director Stock Option Plan. The Plan provides for the grant of stock options to employees, directors and consultants of the Company at prices not less than the fair value of the Company’s Common Stock at the date of grant for incentive stock options and non-qualified stock options. Under the Plan, the Company has reserved for issuance a total of 6,964,335 shares of Common Stock. The maximum aggregate number of shares of Common Stock which may be optioned and sold under all Plans is 3,193,607 shares, plus an annual increase to be added on January 1 of each year, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Since inception, the Company has reserved 10,317,975 shares of Common Stock for issuance under the aggregate of all stock option plans.
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
     In 2003 and prior years beginning in 2000, the number of shares of Common Stock reserved under the Plan were not sufficient to accommodate the Company’s growth through acquisitions and key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 450,000, 898,000 and 520,000 nonqualified stock options outside the provisions of the Plan in 2003, 2002 and 2001, respectively, and 320,000 of these options were outstanding at June 30, 2006, net of forfeitures, and are included in the table below.

     The following table presents all stock option activity:

		Options Outstanding
	Options		Weighted
	Available		Average
	for		Exercise
	Grant	Shares	Price
Balance at December 31, 2005	898,183	3,700,351	$6.04

Increase in options available for grant	600,000	—	—
Options forfeited	103,903	(103,903)	$6.56
Forfeited options not available for grant	(5,000)	—	$12.81
Options granted	(340,000)	340,000	$5.16
Options exercised	—	(216,459)	$1.87

Balance at March 31, 2006	1,257,086	3,719,989	$6.19

Options forfeited	141,257	(141,257)	$8.81
Forfeited options not available for grant	(30,000)	—	$5.23
Options granted	(60,000)	60,000	$5.79
Options exercised	—	(125,125)	$5.89

Balance at June 30, 2006	1,308,343	3,513,607	$6.29

     At June 30, 2006, 2,133,951 options were exercisable under the plans. Upon the adoption of the 1998 Stock Plan, canceled options under the 1988 Plan are not available for future grants.
     The total pretax intrinsic value of options exercised during the three months ended June 30, 2006 was $592,783. The Company issues new common shares upon the exercise of stock options. There was no income tax benefit associated with option exercises during the three months ended June 30, 2006.
     The following table summarizes information about stock options and restricted stock units outstanding at June 30, 2006 (in thousands except for years and per share amounts):

	Options and Restricted Stock Units Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average			Average
		Contractual	Exercise	Aggregate		Exercise	Aggregate
Range of	Number	Life (in	Price per	Intrinsic	Number	Price per	Intrinsic
Exercise Price	Outstanding	Years)	Share	Value	Exercisable	Share	Value
$ 0.00 — $ 3.90	677	2.25	$1.34	$2,764	170	$3.90	$258
$ 4.12 — $ 6.32	720	3.62	5.58	238	314	5.08	173
$ 6.33 — $ 7.23	903	3.00	6.90	—	458	6.87	—
$ 7.25 — $ 8.50	641	3.73	8.24	—	620	8.26	—
$ 8.65 — $11.80	544	3.10	9.82	—	543	9.82	—
$11.82 — $11.82	29	5.12	11.82	—	29	11.82	—

$ 0.00 — $11.82	3,514	3.15	$6.29	$3,002	2,134	$7.59	$431
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.42 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 353,048. As of December 31, 2005, 2.3 million outstanding options were exercisable, and the weighted average exercise price was $7.70.

Adoption of SFAS 123(R)
     Effective January 1, 2006, the Company adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.
     Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The table below illustrates the effect on income and earnings per share for the three months and six months ended June 30, 2006 compared with the pro forma information for the three months and six months ended June 30, 2005. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model and amortized on a straight line basis to expense over the options’ vesting periods. Prior to the adoption of SFAS 123(R), the fair value was amortized ratably over the options’ vesting periods. There was no impact to cash flows.

	(In thousands, except per share amounts):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Stock-based compensation expense by award type
Employee stock options	$520	$688	$839	$1,470
Restricted stock units	413	369	778	683
Purchase plan	—	243	—	427

Total stock based compensation expense	$933	$1,300	$1,617	$2,580

Tax effect on stock-based compensation expense	(373)	(494)	(647)	(980)

Net effect on net income	$560	$806	$970	$1,600

Net effect on earnings per share
Basic	$0.02	$0.03	$0.03	$0.06
Diluted	$0.02	$0.03	$0.03	$0.05
     As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest.
     During the fourth quarter of 2005, the Company accelerated certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $7.65 per share. The acceleration of vesting was effective for stock options outstanding as of December 30, 2005. The purpose of the acceleration was to enable the Company to reduce compensation expense associated with these options in future periods. Options to purchase approximately 724,875 shares of common stock, or approximately 33% of the Company’s outstanding unvested options, of which options to purchase approximately 76,250 shares are held by the Company’s executive officers and directors, were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was approximately $8.98. As a result of accelerating the vesting for these options, stock-based compensation in periods subsequent to the acceleration will be significantly reduced. Management believes the incentive benefit for all employees affected by this acceleration out weights the impact of reduced future expenses.
     Stock Options: During the three months ended June 30, 2006, the Company granted approximately 60,000 stock options with an estimated total grant-date fair value of $158,406. All options granted during the quarter vested in full on the day of grant. During the three months and six months ended June 30, 2006, the

Company recorded stock-based compensation related to stock options for all vested options granted prior and after the adoption of SFAS 123(R) of $520,000 and $839,000, respectively.
     Restricted Stock Units: In connection with restricted stock units granted, the Company recorded deferred stock compensation which represented the difference between the exercise price of the options and the fair market value of the Company’s common shares on the dates the awards were granted. The deferred compensation was amortized on a straight-line basis over the vesting periods of the underlying stock units. Through June, 30, 2006, the Company has amortized approximately $5.0 million of such compensation expense, approximately $413,000 and $369,000 was recorded in the three months ended June 30, 2006 and 2005, respectively; and approximately $778,000 and $683,000 was recorded in the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $2.4 million of total unrecognized stock-based compensation related to non-vested restricted stock units. That cost is expected to be recognized over an estimated remaining amortization period of 1.30 years.
Valuation Assumptions
     The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plan
	Three Months Ended June 30,
	2006	2005
Expected term (in years)	3.60	3.41
Volatility	56%	72%
Risk-free interest rate	4.87%	3.60%
Dividend yield	0.00	0.00
Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
Expected Volatility: The fair value of stock based options made through the quarter ended June 30, 2006, were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices over the expected term of the option.
Expected Dividend: The Company has not issued any dividends. The Company has no plans to pay or declare dividends in the future.
Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Estimated Pre-vesting Forfeitures: The Company has estimated forfeitures based on historical forfeiture behavior over a ten-year period.
Note 4 — Goodwill Impairment:
     The Company operates within one reporting unit as defined by SFAS 142. Therefore, goodwill is not allocated within the Company because it is considered enterprise goodwill. During the second quarter ended June 30, 2006, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally the significant decline in the Company’s stock price which affected the Company’s market capitalization. The Company performed the two-step process described in SFAS 142 to assess its goodwill for impairment and recorded a charge of $8.9 million relating to goodwill impairment, which is recorded as a component of operating loss in the accompanying consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the Company representing its only reporting unit utilizing a valuation based on both the discounted cash flow and market approach. The allocation of goodwill to intangibles required in step two of the process has been estimated and will be trued up in the subsequent period. Goodwill will continue to be re-evaluated for impairment as events or circumstances occur.
Note 5 — Intangible Assets:
     The Company has acquired certain intangible assets through acquisitions which include non-compete agreements, trademarks, trade names and customer and supplier relationships. The carrying values and accumulated amortization of these assets at June 30, 2006 and December 31, 2005 are as follows (in thousands):

		As of June 30, 2006
	Estimated	Gross
	Useful Life for	Carrying	Accumulated	Net
Amortized Intangible Assets	Amortization	Amount	Amortization	Amount
Non-compete agreements	2-6 years	$1,782	$(1,523)	$259
Trademarks	20-40 years	4,662	(626)	4,036
Trade names	20 years	400	(81)	319
Customer/supplier relationships	4-10 years	5,719	(2,072)	3,647

Total		$12,563	$(4,302)	$8,261

		As of December 31, 2005
	Estimated	Gross
	Useful Life for	Carrying	Accumulated	Net
Amortized Intangible Assets	Amortization	Amount	Amortization	Amount
Non-compete agreements	2-6 years	$1,763	$(1,409)	$354
Trademarks	20-40 years	4,340	(568)	3,772
Trade names	20 years	400	(71)	329
Customer/supplier relationships	4-10 years	5,669	(1,612)	4,057

Total		$12,172	$(3,660)	$8,512

     The estimated amortization expense of these assets in future years is as follows (in thousands):

Estimated Amortization Expense
July 1, to December 31, 2006	$498
For year ending December 31, 2007	1,060
For year ending December 31, 2008	873
For year ending December 31, 2009	689
For year ending December 31, 2010	644
Thereafter	4,497

Total	$8,261

     The changes in the gross carrying amount and accumulated amortization of goodwill are as follows (in thousands):

	Balance at			Balance at
	December 31,	Adjustments to Goodwill		June 30,
	2005	Impairment Charge	Other	2006
Goodwill	$101,456	$(8,846)	$2,898	$95,508

Note 6 — Earnings per Share:
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
     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(6,703)	$3,175	$(4,243)	$7,551
Weighted average common shares outstanding (Basic)	30,338	28,999	30,265	28,897

Effect of dilutive options, restricted stock grants and warrants	—	697	—	768
Weighted average common shares outstanding (Diluted)	30,338	29,696	30,265	29,665
     In the three months ended June 30, 2006, all outstanding restricted stock grants and options to purchase 3,606,859 shares of common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. In the three months ended June 30, 2005, total common stock options, restricted stock grants and warrants excluded from diluted income per share calculations because they were antidilutive were 1,189,675, respectively.
Note 7 — Lines of Credit and Term Debt:
Lines of Credit (in thousands)

	June 30,	December 31,
	2006	2005
Congress Facility	$28,632	$18,319
Wachovia Facility	71,870	89,414
IBM	33,568	26,558
Bank of America Facility	13,004	—
Working Capital Facility	2,250	—
IFN Financing BV	744	2,189

	150,068	136,480
Less: amounts included in current liabilities	(49,566)	(28,747)

Amounts included in non-current liabilities	$100,502	$107,733

     On September 13, 2004, the Company entered into an amendment to its syndicated Loan and Security Agreement with Congress Financial Corporation (Western) (“Congress”), an affiliate of Wachovia Bank, N.A. (“Wachovia”), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the “Congress Facility”). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia’s prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At the Company’s option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. The Company also pays an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended June 30, 2006 was 7.23%, and the balance outstanding at June 30, 2006 was $28.6 million. Obligations of the Company under the Congress Facility are collateralized by certain assets of the Company and its North and South American subsidiaries. The Congress Facility requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.
     On September 20, 2004, Bell Microproducts (the parent company only) (“Bell”) entered into a securitization program with Wachovia Bank, National Association (“Wachovia”) and Blue Ridge Asset Funding Corporation (“Blue Ridge”), an affiliate of Wachovia, which expires on September 20, 2007 (“Wachovia Facility”). On December 31, 2005, Bell entered into an amendment to the Wachovia Facility with Wachovia and PNC Bank, National Association (“PNC Bank”), as Lender Group Agents and Variable Funding Capital Company LLC and Market Street Funding LLC as Lenders. The agreement was further amended on May 15, 2006. Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation (“Funding”), a wholly-owned subsidiary of Bell. Funding will obtain financing from Lender Group Agents or Lenders and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding’s credit facility is $120 million. The interest rate on advances made by Lenders shall be the cost of Lenders’ commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Lenders’ commercial paper. The interest rate on advances made by Lender Group Agents and other liquidity banks shall be either an alternate base rate (which is the higher of the “prime rate” as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding’s lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended June 30, 2006 was 5.93% and the balance outstanding at June 30, 2006 was $71.9 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding’s assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.
     On December 1, 2005, in connection with the acquisition of MCE Group (“MCE”), the Company entered into a short-term financing agreement with IBM Deutschland Kreditbank GmbH (“IBM”) for up to $25 million. In March 2006, the limit was increased to $30 million. The loan is collateralized by certain assets and cross-company guarantees of the Company’s European subsidiaries and bears interest at US Libor or Euribor plus 2.00%, depending on the currency of the advance. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at June 30, 2006 was $23.2 million. Also on December 1, 2005, the Company entered into another short-term financing agreement with IBM for €6.5 million. In May 2006, the agreement was amended to increase the available financing to €8.0 million or the U.S. dollar equivalent of $10.1 million at June 30, 2006. The loan is collateralized by certain assets and cross-company guarantees of the Company’s European subsidiaries and bears interest at Euribor plus 3.85%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at June 30, 2006 was $10.4 million including interest payable.

     On December 2, 2002, as further amended in December 2004, the Company entered into a Syndicated Credit Agreement arranged by Bank of America, National Association (“Bank of America facility”), as principal agent, to provide a £75 million revolving line of credit facility. The Bank of America facility was scheduled to mature on July 15, 2006. On October 20, 2005, the agreement was amended to extend the maturity date for a further three years and reduce the facility to £60 million or the USD equivalent of approximately $111 million increasing to $147 million at the Company’s option. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America’s base rate plus a margin of 1.5% to 2.5%, based on certain financial measurements. At the Company’s option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2006 was 5.79%, and the balance outstanding at June 30, 2006 was $13.0 million. Obligations of the Company under the revolving line of credit are collateralized by certain assets of the Company’s European subsidiaries. The revolving line of credit requires the Company to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.
     On March 30, 2006, the Company entered into a North America Working Capital Program (the “Working Capital Facility”) with Intel Corporation to provide a line of credit up to $3.0 million. The Working Capital Facility is non-interest bearing and has a one-year term with subsequent annual renewals, but may be terminated by Intel at any time. The Company is required to meet certain program eligibility requirements including compliance with its distribution agreement with Intel. The balance outstanding at June 30, 2006 was $2.3 million.
     The Company’s agreement with IFN Finance BV was amended in December 2004 to reduce its $7.5 million borrowing facility to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 4.5%, and continues indefinitely until terminated by either party upon 90 days notice. The average interest rate on the outstanding borrowings under this facility during the quarter ended June 30, 2006 was 4.5%, and the balance outstanding at June 30, 2006 was $744,000.
Term Loans (in thousands)

	June 30,	December 31,
	2006	2005
Convertible Notes	$110,000	$110,000
Note payable to RSA, net	40,064	43,985
HSBC Bank plc Mortgage	678	692
Note payable — Klaus Reichl	—	3,315

	150,742	157,992
Less: amounts due in current year	(10,633)	(10,639)

Long-term debt due after one year	$140,109	$147,353

     On March 5, 2004, the Company completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024 (the “Old Notes”). On December 20, 2004, the Company completed its offer to exchange its newly issued 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the “New Notes”) for an equal amount of its outstanding Old Notes. Approximately $109,600,000 aggregate principal amount of the Old Notes, representing approximately 99.6%of the total principal amount of Old Notes outstanding, were tendered in exchange for an equal principal amount of New Notes. The New Notes mature on March 5, 2024 and bear interest at the rate of 3 3/4% per year on the principal amount, payable semi-annually on March 5 and September 5, beginning on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, the Company will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (i) the principal amount of each New Note to be converted and (ii) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.958 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The applicable stock price is the average of the closing sales prices of the Company’s common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, the Company will be required to deliver to holders upon conversion, at its option, (i) a number of shares of the Company’s common stock, (ii) cash, or (iii) a combination of cash and shares of the Company’s common stock in an amount calculated as described in the prospectus filed by the Company in connection with the exchange offer. In lieu of paying cash and shares of the Company’s common stock upon conversion, the Company may direct its conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by the Company for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (i) a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares, or (ii) cash or (iii) a combination of cash and shares of the Company’s common stock. Any New Notes exchanged by the designated institution will remain outstanding. The Company may redeem some or all of the New Notes for cash on or after March 5, 2009 and before March 5, 2011 at a redemption price of 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, but only if the closing price of the Company’s common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a 30 consecutive trading day period ending on the trading day before the date the redemption notice is mailed. The Company may redeem some or all of the New Notes for cash at any time on or after March 5, 2011 at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. The Company may be required to purchase for cash all or a portion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the new notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.
     On July 6, 2000, and as amended on May 3, 2004, the Company entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the “RSA facility”), under which the Company borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, the Company entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount of the interest rate swap decreases ratably as the underlying debt is repaid. The notional amount at June 30, 2006 was $32.9 million. The Company initially recorded the interest rate swap at fair value, and subsequently records changes in fair value as an offset to the related liability. At June 30, 2006, the fair value of the interest rate swap was ($1.4 million). The RSA facility is collateralized by a second lien on certain of the Company’s and its subsidiaries’ North American and South American assets. The Company must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at June 30, 2006 on this long-term debt was $41.5 million, $7 million is payable in 2006, $16.5 million is payable in 2007 and 2008 and $18 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at June 30, 2006 was $40.1 million.
     On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC Bank plc (“HSBC”) for an original amount of £670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC’s rate plus 1.25% and is payable in monthly installments of approximately £7,600, or $14,100 U.S. dollars. The balance on the mortgage was $678,000 at June 30, 2006 including interest payable.

     On December 1, 2005, the Company entered into a loan agreement with Mr. Klaus Reichl for up to €4.0 million, or the USD equivalent of $4.7 million at March 31, 2006. The loan was used to finance the asset purchase of MCE and was repaid as of June 2006.
Note 8 — Restructuring Costs and Special Charges:
     In the fourth quarter of 2005, the Company implemented a restructuring plan for its European operations and as a result the Company incurred restructuring costs and special charges of $9.0 million during the quarter. These costs consisted primarily of $5.9 million related to future lease obligations for excess facilities; $1.7 million for inventory costs in excess of estimated net realizability, included within the income statement line item “Cost of Goods Sold,” and $200,000 for estimated vendor claims both related to discontinued product lines; severance and benefits of $936,000 for involuntary employee terminations and severance costs of $338,000 related to closure of the Company’s in-country operation in Sweden. The Company terminated 58 employees in the UK and Europe, in sales, marketing and support functions as of December 31, 2005.
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
     At June 30, 2006, outstanding liabilities related to these restructuring and special charges are summarized as follows (in thousands):

	2005	Prior Years
	Restructuring	Restructuring	Severance
	Lease Costs	Lease Costs	Costs	Total
Balance at January 1, 2005	$—	$709	$—	$709

Restructuring and special charges	5,921	—	1,275	7,196
Restructuring reserve release	—	(82)	—	(82)
Cash payments	(197)	(224)	—	(421)
Exchange rate changes	(81)	—	(19)	(100)

Balance at December 31, 2005	5,643	403	1,256	7,302

Restructuring and special charges	—	—	—	—
Cash payments	(1,089)	(105)	(1,242)	(2,436)
Exchange rate changes	388	—	3	391

Balance at June 30, 2006	$4,942	$298	$17	$5,257

     Management expects to extinguish the restructuring and special charges liabilities of $5.3 million by the year ended 2016.
Note 9 — Product Warranty Liabilities:
     The Company accrues for known warranty claims if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims based on historical activity. Provisions for estimated returns and expected warranty costs are recorded at the time of sale and are adjusted periodically to reflect changes in experience and expected obligations. The Company’s warranty reserve relates primarily to its storage solutions and value added businesses. Reserves for warranty items are included in other accrued liabilities. At June 30, 2006 product warranty liabilities were approximately $1.5 million. Neither the liability nor the provision has had a material change from December 31, 2005 or the quarter ended March 31, 2006.
Note 10 — Commitments and Contingencies:
     The Company is currently a party to various claims and legal proceedings arising in the normal course of business. If management believes that a loss is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. As of June 30, 2006, the Company has not accrued any liabilities for any exposure related to these legal proceedings. Based on currently available information, management believes that the ultimate outcome of any actions, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.
     In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount at June 30, 2006 was $32.9 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, the Company is exposed to credit losses from counter-party non-performance; however, the Company does not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose the Company to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under the provisions of SFAS 133, the interest rate swap was initially recorded at fair value, and subsequently any changes in fair value were recorded as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($1.4 million) at June 30, 2006.
     On June 30, 2006, the Company entered into a cross currency interest rate swap with Wachovia Bank, N.A to hedge its EURO investments with a notional principal amount of €6 million. Consistent with the Company’s policy with respect to derivative instruments and hedging activities and in accordance with SFAS No. 133, the Company will designate the change in EURO spot rates as the hedged risk in its net EURO investments. Since the contract is a hedge of the Company’s net EURO investment, the change in the fair value of the contract attributable to changes in spot rates, which is the effective portion of the hedge, will be recorded as an offset to the Company’s EURO investment in the other comprehensive income account on the balance sheet. All other changes in the fair value during the quarter are recorded in operating income or expense as ineffectiveness. Under the terms of the swap, Wachovia will pay the Company an interest payment computed on the 3-month USD LIBOR in exchange for an interest payment from the Company computed on the 3-month EURO LIBOR. On both sides of the swap, the Company’s bank margin of 1.5%

will be added. The interest payments are reset every three months and at maturity there will be a cash settlement between the Company and Wachovia, which will be dependant on the conversion rates at maturity in comparison to the original spot rate of EURO/USD 1.2753. The swap has a three-year maturity and may be terminated by the Company for convenience at no cost.
Note 11 — Newly Issued or Recently Effective Accounting Pronouncements:
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect the adoption of FIN 48 will have on our financial statements.
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF NO. 06-03 beginning its fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Note 12 — Comprehensive Income:
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.
     Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(6,703)	$3,175	$(4,243)	$7,551
Other comprehensive income:
Foreign currency translation adjustments	9,759	(5,958)	11,020	(8,266)

Total comprehensive income (loss)	$3,056	$(2,783)	$6,777	$(715)

     Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consist of cumulative foreign currency translation adjustments.

Note 13 — Geographic Information:
     The Company operates in one industry segment and markets its products worldwide through its own direct sales force. The Company attributes revenues from customers in different geographic areas based on the location of the customer. Sales in the U.S. were 37% and 39% of total sales for the six months ended June 30, 2006 and 2005, respectively.

	(In thousands)
	Six Months Ended June 30,
	2006	2005
Geographic information consists of the following:
Net sales:
North America	$662,785	$679,136
Latin America	239,769	191,195
Europe	741,124	722,088

Total	$1,643,678	$1,592,419

	June 30,	December 31,
	2006	2005
Long-lived assets:
United States	$4,600	$4,536
United Kingdom	6,578	6,436
Other foreign countries	2,142	2,240

Total	$13,320	$13,212

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Information Regarding Forward-Looking Statements
     Information in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not a historical fact, including statements regarding estimates, projections, future trends and the outcome of events that have not yet occurred, is a forward-looking statement. Our forward-looking statements generally relate to our expectations for market demand, seasonality, the benefits of operating leverage based on additional volume and improved profitability. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including but not limited to our ability to reduce and control costs, our ability to service our debt, our ability to take advantage of beneficial vendor pricing and rebate programs from time to time, the timing of delivery of products from suppliers, the product mix sold by us, the integration of acquired businesses, customer demand, our dependence on a small number of customers that account for a significant portion of revenues, availability of products from suppliers, cyclicality in the storage disk drive and other industries, price competition for products sold by us, management of growth, our ability to collect accounts receivable in a timely manner, price decreases on inventory that is not price protected, our ability to negotiate credit facilities, currency exchange rates, potential interest rate fluctuations as described below and the other risk factors detailed in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005. We assume no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. Because many factors are unforeseeable, the foregoing should not be considered an exhaustive list.
RESULTS OF OPERATIONS
Executive Summary
     In the second quarter we experienced a 1% decline in revenues as compared to last year’s record second quarter. While our second quarter is usually our seasonally slowest quarter, we were also impacted by a softness in the system builder marketplace which has affected several companies in the technology sector. Conversely our Enterprise and Industrial businesses were relatively strong in the quarter helping to drive the improvement in our gross margin percentage. Additionally, the improvement in our European operations continued during the second quarter and contributed to the year-over-year improvement in gross margins and operating margin. Our North American operations again generated solid profitability and we posted strong profit performance in Latin America.

     We believe that competitive issues in the microprocessor segment of the system builder marketplace had a temporary effect on channel demand for these and related products during the quarter and we anticipate improvement in the market for these product categories in the third quarter.
Three months ended June 30, 2006 compared to three months ended June 30, 2005
     Net sales were $777.2 million for the quarter ended June 30, 2006 compared to net sales of $788.5 million for the quarter ended June 30, 2005, which represented a decrease of $11.3 million, or 1%. The sales decrease was due to a decrease of $16.0 million in sales of Components and Peripherals which was offset by an increase in Solutions sales of $4.7 million. The decrease in sales of Components and Peripherals was due primarily to a weaker demand in the System Builder marketplace. The increase in Solution sales was driven by growth in Storage Solutions and Services in the Enterprise markets.
     Our gross profit for the quarter ended June 30, 2006 was $61.6 million compared to $57.1 million for the quarter ended June 30, 2005, which represented an increase of $4.5 million, or 8%. The increase in gross profit was primarily due to the increase in sales to the Enterprise and Industrial/OEM markets where we have relatively higher margins. Overall gross margins increased to 7.9% in the current quarter from 7.2% in the same period last year.
     Selling, general and administrative expenses increased to $51.9 million for the quarter ended June 30, 2006 from $46.5 million for the quarter ended June 30, 2005, an increase of $5.3 million, or 11%. The increase in expenses was primarily attributable to the acquisitions of MCE in December of 2005 and Net Storage S.A. (“Net Storage”) in July of 2005, and costs associated with investments made in the North American industrial, single tier and enterprise sales channels. MCE contributed approximately $3.5 million and Net Storage contributed approximately $1.3 million to our consolidated expenses during the quarter. As a percentage of sales, selling, general and administrative expenses increased to 6.7% in the second quarter of 2006 from 5.9% in the second quarter of 2005.
     During the second quarter ended June 30, 2006, we determined that there were indicators of impairment to the carrying value of goodwill, principally the significant decline in our stock price which affected the Company’s market capitalization. We performed the two-step process described in SFAS 142 to assess our goodwill for impairment and recorded a charge of $8.9 million relating to goodwill impairment, which is recorded as a component of operating loss in the accompanying consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the our Company representing our only reporting unit utilizing a valuation based on both the discounted cash flow and market approach. The allocation of goodwill to intangibles required in step two of the process has been estimated and will be trued up in the subsequent period. Goodwill will continue to be re-evaluated for impairment as events or circumstances occur.
     Interest expense and other increased to $7.3 million for the quarter ended June 30, 2006 from $5.6 million in the same period last year. This increase was primarily due to an increase in average borrowings outstanding under our credit facilities during the quarter and an increase in interest rates. The average interest rate in the second quarter of 2006 increased to 6.5% from 5.8% in the same period last year.
     The effective tax rate was (4.5%) for the quarter ended June 30, 2006 compared to an effective tax rate of 38% for the quarter ended June 30, 2005. The lower effective tax rate in the second quarter of 2006 is principally due to a shift in geographic profit mix to jurisdictions with lower tax rates and the goodwill impairment charge taken in the second quarter.

Six months ended June 30, 2006 compared to six months ended June 30, 2005
     Net sales were $1,643.7 million for the six months ended June 30, 2006 compared to net sales of $1,592.4 million for the same period in 2005, which represented an increase of $51.3 million, or 3%. The sales increase was driven by an increase of $32.1 million in sales of Components and Peripherals as well as an increase of $19.2 million in Solutions sales. The increase in sales of Components and Peripherals was due primarily to growth in Components sales in Latin America and Europe, including $98 million in sales from the acquisition of MCE in December 2005. The increase in Solution sales was driven by growth in Storage Solutions, Software and Services.
     Our gross profit for the six months ended June 30, 2006 was $124.9 million compared to $114.4 million for the same period in 2005, which represented an increase of $10.5 million, or 9%. The increase in gross profit was primarily due to the increase in sales to the Enterprise and Industrial Original Equipment Manufacturer (“OEM”) markets where we have relatively higher margins and the increase in sales volume. Overall gross margins increased to 7.6% in the current six month period from 7.2% in the same period last year.
     Selling, general and administrative expenses increased to $105.5 million for the six months ended June 30, 2006 from $91.9 million for the same period in 2005, an increase of $13.6 million, or 15%. The increase in expenses was primarily attributable to the acquisitions of MCE in December of 2005 and Net Storage S.A. (“Net Storage”) in July of 2005, and costs associated with investments made in the North American industrial, single tier and enterprise sales channels. MCE contributed approximately $7.2 million and Net Storage contributed approximately $2.6 million to our consolidated expenses during the six month period. As a percentage of sales, selling, general and administrative expenses increased to 6.4% in the first six months of 2006 from 5.8% in the same period last year.
     During the second quarter ended June 30, 2006, we determined that there were indicators of impairment to the carrying value of goodwill, principally the significant decline in our stock price which affected the Company’s market capitalization. We performed the two-step process described in SFAS 142 to assess our goodwill for impairment and recorded a charge of $8.9 million relating to goodwill impairment, which is recorded as a component of operating loss in the accompanying consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the our Company representing our only reporting unit utilizing a valuation based on both the discounted cash flow and market approach. The allocation of goodwill to intangibles required in step two of the process has been estimated and will be trued up in the subsequent period. Goodwill will continue to be re-evaluated for impairment as events or circumstances occur.
     Interest expense and other increased to $13.3 million for the six months ended June 30, 2006 from $10.4 million in the same period last year. This increase was primarily due to an increase in average borrowings outstanding under our credit facilities and an increase in interest rates. The average interest rate in the first six months of 2006 increased to 6.3% from 5.8% in the same period last year.
     The effective tax rate was (59.6%) for the six months ended June 30, 2006 compared to an effective tax rate of 37.8% for the same period last year. The lower effective tax rate in the second quarter of 2006 is principally due to a shift in geographic profit mix to jurisdictions with lower tax rates and the goodwill impairment charge taken in the second quarter.
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
     We incurred a $8.9 million goodwill impairment charge in the second quarter ended June 30, 2006. In the future, we may incur additional impairment charges related to existing goodwill or goodwill arising from any future acquisitions.

     Net cash used in operating activities for the six months ended June 30, 2006 was $19.9 million. Our inventories increased as of June 30, 2006 to $360.8 million from $318.2 million as of December 31, 2005. This increase was primarily due to purchases made in anticipation of increased sales in a seasonally stronger third quarter. Our accounts receivable decreased to $413.2 million as of June 30, 2006, from $421.5 million as of December 31, 2005, which was primarily due to the decrease in sales in the second quarter.
     On March 5, 2004, we completed a private offering of $110 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2024 (the “Old Notes”). On December 20, 2004, we completed our offer to exchange newly issued 3 3/4% Convertible Subordinated Notes, Series B due 2024 (the “New Notes”) for an equal amount of our outstanding Old Notes. Approximately $109,600,000 aggregate principal amount of the Old Notes, representing approximately 99.6 percent of the total principal amount of Old Notes outstanding, were tendered in exchange for an equal principal amount of New Notes. The New Notes mature on March 5, 2024 and bear interest at the rate of 3 3/4% per year on the principal amount, payable semi-annually on March 5 and September 5, beginning on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, we will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (i) the principal amount of each New Note to be converted and (ii) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.958 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. The applicable stock price is the average of the closing sales prices of our common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, we will be required to deliver to holders upon conversion, at their option, (i) a number of shares of our common stock, (ii) cash, or (iii) a combination of cash and shares of our common stock in an amount calculated as described in the prospectus filed by us in connection with the exchange offer. In lieu of paying cash and shares of our common stock upon conversion, we may direct the conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by us for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (i) a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or (ii) cash or (iii) a combination of cash and shares of our common stock. Any New Notes exchanged by the designated institution will remain outstanding. We may redeem some or all of the New Notes for cash on or after March 5, 2009 and before March 5, 2011 at a redemption price of 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, but only if the closing price of our common stock has exceeded 130% of the conversion price then in effect for at least 20 trading days within a 30 consecutive trading day period ending on the trading day before the date the redemption notice is mailed. We may redeem some or all of the New Notes for cash at any time on or after March 5, 2011 at a redemption price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest up to, but excluding, the redemption date. We may be required to purchase for cash all or a potion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the new notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.
     On September 20, 2004, and as further amended in January 2005, Bell Microproducts (the parent company only) (“Bell”), entered into a securitization program with Wachovia Bank, National Association (“Wachovia”) and Blue Ridge Asset Funding Corporation (“Blue Ridge”), an affiliate of Wachovia, which expires on September 20, 2007 (“Wachovia Facility”). On December 31, 2005, Bell entered into an amendment to the Wachovia Facility with Wachovia and PNC Bank, National Association (“PNC Bank”), as Lender Group Agents and Variable Funding Capital Company LLC and Market Street Funding LLC as Lenders. The agreement was further amended on May 15, 2006. Under the program, Bell will sell or contribute all of its receivables to a newly created special purpose bankruptcy remote entity named Bell Microproducts Funding Corporation (“Funding”), a wholly-owned subsidiary of Bell. Funding will obtain financing from Lender Group Agents or Lenders and other liquidity banks collateralized by the receivables to pay a portion of the purchase price for the receivables. The balance of the purchase price will be paid by advances made by Bell to Funding under a subordinated note of Funding payable to Bell and by capital contributions from Bell to Funding. The maximum principal amount available for Funding’s credit facility is $120 million. The interest rate on advances made by Lenders shall be the cost of Lenders’ commercial paper. In addition, Funding pays a program fee in the amount of 95 basis points per annum on the portion of the advances funded by Lender’s commercial paper. The interest rate on advances made by Lender Group Agents and other liquidity banks shall be either an alternate base rate (which is the higher of the “prime rate” as announced by Wachovia, or 0.50% above the federal funds effective rate), or a rate based on an adjusted LIBO rate plus 1.50%. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the facility. Bell acts as a servicer for Funding and will collect all amounts due under, and take all action with respect to, the receivables for the benefit of Funding and its lenders. In exchange for these services, Bell receives a servicing fee determined on an arms-length basis. The cash flow from the collections of the receivables will be used to purchase newly generated receivables, to pay amounts to Funding’s lenders, to pay down on the subordinated note issued to Bell and to make dividend distributions to Bell (subject at all times to the required capital amount being left in Funding). Including the program fee, the average interest rate on outstanding borrowings under the securitization program for the quarter ended June 30, 2006 was 5.9%, and the balance outstanding at June 30, 2006 was $71.9 million. Obligations of Funding under the Wachovia Facility are collateralized by all of Funding’s assets. The Wachovia Facility requires Funding (and in certain circumstances, Bell) to meet certain financial tests and to comply with certain other covenants including restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy.
     On July 6, 2000, and as amended on May 3, 2004, we entered into a Securities Purchase Agreement with The Retirement Systems of Alabama and certain of its affiliated funds (the “RSA facility”), under which we borrowed $180 million of subordinated debt financing. This subordinated debt financing was comprised of $80 million bearing interest at 9.125%, repaid in May 2001; and $100 million bearing interest at 9.0%, payable in semi-annual principal installments of $3.5 million plus interest and in semi-annual principal installments of $8.5 million commencing December 31, 2007, with a final maturity date of June 30, 2010. On August 1, 2003, we entered into an interest rate swap agreement with Wachovia Bank effectively securing a new interest rate on $40 million of the outstanding debt. The new rate is based on the six month U.S. Libor rate plus a fixed margin of 4.99% and continues until termination of the agreement on June 30, 2010. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at June 30, 2006 was $32.9 million. We initially recorded the interest rate swap at fair value, and subsequently recorded changes in fair value as an offset to the related liability. At June 30, 2006, the fair value of the interest rate swap was ($1.4 million). The RSA facility is collateralized by a second lien on certain of our North American and South American assets. We must meet certain financial tests on a quarterly basis, and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. The balance outstanding at June 30, 2006 on this long-term debt was $41.5 million, $7.0 million is payable in 2006, $16.5 million is payable in 2007 and 2008 and $18 million thereafter. Net of the fair value of the interest rate swap, the balance outstanding on the RSA facility at June 30, 2006 was $40.1 million.
     On December 2, 2002, as further amended in December 2004, we entered into a Syndicated Credit Agreement arranged by Bank of America, National Association (“Bank of America facility”), as principal agent, to provide a £75 million revolving line of credit facility, or the U.S. dollar equivalent of approximately $144 million at December 31, 2004. The Bank of America facility was scheduled to mature on July 15, 2006. On October 20, 2005, the agreement was amended to extend the maturity date for a further three years and reduce the facility to £60 million, or the USD equivalent of approximately $111 million at June 30, 2006, increasing to $147 million at our option. The syndicate includes Bank of America as agent and security trustee and other banks and financial institutions, as lenders. Borrowings under the line of credit bear interest at Bank of America’s base rate plus a margin of 1.5% to 2.5%, based on certain financial measurements. At our option, all or any portion of the outstanding borrowings may be converted to a LIBOR Revolving Loan, which bears interest at the adjusted LIBOR rate plus a margin of 2.25% to 2.50%, based on certain financial measurements. The average interest rate on the outstanding borrowings under the revolving line of credit during the quarter ended June 30, 2006 was 5.79%, and the balance outstanding at June 30, 2006 was $13 million. Our obligations under the revolving line of credit are collateralized by certain assets of our European subsidiaries. The revolving line of credit requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.
     On September 13, 2004, we entered into an amendment to our syndicated Loan and Security Agreement with Congress Financial Corporation (Western) (“Congress”), an affiliate of Wachovia Bank, N.A. (“Wachovia”), as administrative, collateral and syndication agent for the lenders of the revolving line of credit (the “Congress Facility”). The amendment reduced the Congress Facility from $160 million to $125 million, and extended the maturity date to July 31, 2007. The syndicate includes Bank of America N.A. as co-agent and other financial institutions as lenders. Borrowings under the Congress Facility bear interest at Wachovia’s prime rate plus a margin of 0.0% to 0.5%, based on unused availability levels. At our option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which bears interest at the adjusted Eurodollar rate plus a margin of 1.50% to 2.00%, based on unused availability levels. We also pay an unused line fee equal to 0.375% per annum of the unused portion of the facility, subject to certain adjustments. The average interest rate on outstanding borrowings under the Congress Facility during the quarter ended June 30, 2006 was 7.23%, and the balance outstanding at June 30, 2006 was $28.6 million. Our obligations under the Congress Facility are collateralized by certain assets of our North and South American subsidiaries. The Congress Facility requires us to meet certain financial tests and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments.
     On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a mortgage with HSBC Bank plc (“HSBC”) for an original amount of £670,000, or the U.S. dollar equivalent of approximately $1.2 million. The mortgage has a term of ten years, bears interest at HSBC’s rate plus 1.25% and is payable in monthly installments of approximately £7,600, or $14,100 U.S. dollars. The balance on the mortgage was $678,000 at June 30, 2006 including interest payable.
     Our agreement with IFN Finance BV was amended in December 2004 to reduce our $7.5 million in short-term financing to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 5.5%, and continues indefinitely until terminated by either party upon 90 days notice. The balance outstanding at June 30, 2006 was $744,000.
     On December 1, 2005, in connection with the acquisition of MCE Group (“MCE”), we entered into a short-term financing agreement with IBM Deutschland Kreditbank GmbH (“IBM”) for up to $25 million. In March 2006, the limit was increased to $30 million. The loan is collateralized by certain assets and cross-company guarantees of our European subsidiaries and bears interest at US Libor or Euribor plus 2.00%, depending on the currency of the advance. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at June 30, 2006 was $23.2 million. Also on December 1, 2005, we entered into another short-term financing agreement with IBM for €6.5 million. In May 2006, the agreement was amended to increase the available financing to €8.0 million or the U.S. dollar equivalent of $10.1 million at June 30, 2006. The loan is collateralized by certain assets and cross-company guarantees of our European subsidiaries and bears interest at Euribor plus 3.85%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding at June 30, 2006 was $10.4 million including interest payable.
     On December 1, 2005, we entered into a loan agreement with Mr. Klaus Reichl for up to €4.0 million, or the USD equivalent of $4.7 million at March 31, 2006. The loan was used to finance the asset purchase of MCE and was repaid as of June 2006.
     On March 30, 2006, we entered into a North America Working Capital Program (the “Working Capital Facility”) with Intel Corporation to provide a line of credit up to $3.0 million. The Working Capital Facility is non-interest bearing and has a one-year term with subsequent annual renewals, but may be terminated by Intel at any time. We are required to meet certain program eligibility requirements including compliance with our distribution agreement with Intel. The balance outstanding at June 30, 2006 was $2.3 million.
     We were in compliance with our bank and subordinated debt financing covenants at June 30, 2006; however, there can be no assurance that we will be in compliance with such covenants in the future. If we do not remain in compliance with the covenants, and are unable to obtain a waiver of noncompliance from our lenders, our financial condition, results of operations and cash flows would be materially adversely affected.
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our Company beginning January 1, 2007. We are in the process of evaluating the effect the adoption of FIN 48 will have on our financial statements.
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). We are required to adopt the provisions of EITF NO. 06-03 beginning its fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a material impact on our consolidated financial position, results of operations or cash flows.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We are subject to interest rate risk on our variable rate credit facilities and could be subjected to increased interest payments if market interest rates fluctuate. For the quarter ended June 30, 2006, average borrowings outstanding on the variable rate credit facilities include $28.6 million with Congress Financial, $71.9 million with Wachovia Bank, National Association and PNC Bank, National Association, $13.0 million with Bank of America, N.A. and $33.6 million with IBM. These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that may fluctuate over time based on changes in the economic environment. Based on actual borrowings throughout the year under these borrowing facilities, an increase of 1% in such interest rate percentages would increase the annual interest expense by approximately $1.5 million.
     A substantial part of our revenue and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. We enter into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates should not have a material impact on future net income or cash flows. As a result of Bell or its subsidiaries entering into transactions denominated in currencies other than their functional currency, Bell recognized a foreign currency gain of $693,000 and $615,000 during the three months and six months ended June 30, 2006, respectively. To the extent we are unable to manage these risks, our results, financial position and cash flows could be materially adversely affected.
     In August 2003, we entered into an interest rate swap agreement in order to gain access to the lower borrowing rates normally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap purchased has a notional amount of $40 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount is amortized ratably as the underlying debt is repaid. The notional amount at June 30, 2006 was $32.9 million. The notional amount does not quantify risk or represent assets or liabilities, but rather, is used in the determination of cash settlement under the swap agreement. As a result of entering into this swap, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will also expose us to interest rate risk should LIBOR rise during the term of the agreement. This swap agreement is accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS 133”). Under the provisions of SFAS 133, we initially recorded the interest rate swap at fair value, and subsequently recorded any changes in fair value as an offset to the related liability. Fair value is determined based on quoted market prices, which reflect the difference between estimated future variable-rate payments and future fixed-rate receipts. The fair value of the interest rate swap was ($1.4 million) at June 30, 2006.
     On June 30, 2006, we entered into a cross currency interest rate swap with Wachovia Bank, N.A to hedge our EURO investments with a notional principal amount of €6 million. Consistent with our policy with respect to derivative instruments and hedging activities and in accordance with SFAS No. 133 we will designate the change in EURO spot rates as the hedged risk in our net EURO investments. Since the contract is a hedge of our net EURO investment the change in the fair value of the contract attributable to changes in spot rates, which is the effective portion of the hedge, will be recorded as an offset to our EURO investment in the other comprehensive income account on our balance sheet. All other changes in the fair value of the quarter are recorded in operating income or expense as ineffectiveness. Under the terms of the swap, Wachovia will pay us an interest payment computed on the 3-month USD LIBOR in exchange for an interest payment from us computed on the 3-month EURO LIBOR. On both sides of the swap, our bank margin of 1.5% will be added. The interest payments are reset every three months and at maturity there will be a cash settlement between the us and Wachovia, which will be dependant on the conversion rates at maturity in comparison to the original spot rate of EURO/USD 1.2753. The swap has a three-year maturity and may be terminated by us for convenience at no cost. As a result of entering into this swap, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement, which is with a major financial institution. The agreement will expose us to interest rate risk should LIBOR rates move unfavorably and currency risk if the EURO appreciates in value.
ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to follow for timely decisions regarding required disclosure..

(b)	Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A: Risk Factors
WE HAVE A SUBSTANTIAL AMOUNT OF GOODWILL ON OUR BALANCE SHEET. A MATERIAL IMPAIRMENT OF OUR GOODWILL MAY HAVE THE EFFECT OF DECREASING OUR REPORTED EARNINGS.
     As of June 30, 2006, we had $95.5 million of unamortized goodwill on our balance sheet, which represents 10% of our total assets. Historically, we amortized goodwill on a straight-line basis over the estimated period of future benefit of up to 15 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to March 1, 2002, goodwill not be amortized, but rather that it be reviewed annually for impairment. As a result our continued review of goodwill, we have determined that a $8.9 million charge to earnings is required for the second quarter of 2006. Additionally, further review of our goodwill and the impact of other factors affecting our enterprise value, including the effect of any acquisition activity and the price of our stock, may require us to take additional charges to earnings in future quarters if further impairment of our goodwill is identified. Although it does not affect cash flow, an impairment charge to earnings has the effect of decreasing our earnings and shareholders’ equity.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4: Submission of Matters to a Vote of Security Holders
Registrant held its Annual Meeting of Shareholders on May 24, 2006.

At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker non votes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:
1.	Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

	For	Withheld
W. Donald Bell	27,169,194	579,903
Gordon A. Campbell	26,805,955	943,142
Glenn E. Penisten	27,160,212	588,885
Edward L. Gelbach	27,159,087	590,010
James E. Ousley	27,168,985	580,112
Eugene B. Chaiken	27,448,213	300,884
David M. Ernsberger	27,441,490	307,607
Mark L. Sanders	27,450,163	298,934
Roger V. Smith	27,450,961	298,136

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year ending December 31, 2006.

For	Against	Abstention	Non votes
27,232,614	506,522	9,961	—
Item 6: Exhibits
     See Exhibit Index on page following Signature.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2006

BELL MICROPRODUCTS INC.

By:	/s/ James E. Illson

Chief Operating Officer, President of the Americas and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Form 10-Q
Quarter ended June 30, 2006

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