Form 10-K
period 2006-12-31
BELL MICROPRODUCTS INC
filed 2008-12-30
CIK 900708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-21528

BELL MICROPRODUCTS INC.
(Exact name of registrant as specified in its charter)

California	94-3057566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1941 Ringwood Avenue, San Jose, California 95131-1721
(Address of principal executive office, including zip code)

Registrant’s telephone number, including area code:
(408) 451-9400

Securities registered pursuant to Section 12(b) of the Act:
None.
(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $75.2 million for the registrant’s common stock, $0.01 par value per share. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of November 30, 2008 was 32,078,415.

BELL MICROPRODUCTS INC.

Throughout this Annual Report on Form 10-K, all references to “the Company,” “Bell Micro,” “we,” “us,” and “our” refer to Bell Microproducts Inc., a California corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Explanatory Note

In this Annual Report on Form 10-K, the Company is restating the following previously-filed financial statements: (1) our consolidated balance sheet as of December 31, 2005; (2) our consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for our fiscal years ended December 31, 2005 and 2004; (3) our unaudited quarterly financial information for each of the quarters in our fiscal year ended December 31, 2005 and the first two quarters in our fiscal year ended December 31, 2006; and (4) the Selected Financial Data in Item 6 as of and for the fiscal years ended December 31, 2005, 2004, 2003 and 2002. These restatements were due to errors related to: (1) the accounting treatment of certain aspects of certain foreign acquisitions identified in November 2006 and various accounting adjustments identified since that time; (2) an independent investigation into the Company’s historical stock-based compensation practices; (3) an independent investigation into the Company’s historical accounting treatment for certain reserves, accruals and other accounting estimates; and (4) an internal investigation into the Company’s accounting for certain vendor allowances. All of the investigations have been completed and the results reported to the Company’s Board of Directors. As a result of the accounting errors and irregularities identified in the investigations and the various accounting adjustments, the Company determined that our previously-issued financial statements for the years ended December 31, 2005 and 2004 (including the interim periods of fiscal 2005) and the first two quarters in the year ended December 31, 2006 should no longer be relied upon.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously-Issued Financial Statements, to the consolidated financial statements included in Part II — Item 8 — Financial Statements and Supplementary Data, and the cumulative impact of the restated financial results at January 1, 2002 is presented in Part II — Item 6 — Selected Financial Data. For additional discussion of the investigations, the accounting errors and irregularities identified and the restatement adjustments, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investigations and Restatement and Note 3 to the consolidated financial statements included in Part II — Item 8 — Financial Statements and Supplementary Data. For a description of the material weaknesses in the Company’s internal control over financial reporting identified by management as a result of the investigations and our internal reviews, and management’s plan to remediate those material weaknesses, see Part II — Item 9A — Controls and Procedures.

Prior Reports.  We have not amended any of our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. Financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed by us prior to November 9, 2006, and all earnings press releases and similar communications issued by us prior to November 9, 2006, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K, and Current Reports on Form 8-K filed on or after November 9, 2006. We have sought and the SEC has granted us a waiver with respect to the requirement that we file a Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2006, and therefore we do not intend to file such report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following: the circumstances resulting in the restatement of our financial statements and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures; the fact that we are not presently current with the filing requirements of the SEC with respect to our periodic reports; the delisting of our common stock and our ability to successfully regain a listing on a national securities exchange; our ability to comply with the financial covenants in our credit agreements; loss or adverse effect on our supplier relationships; our ability to accurately forecast customer demand and order sufficient product quantities; our reliance on third parties to manufacture the products we sell; our ability to achieve cost reductions and other benefits in connection with our strategic initiatives; risks related to our substantial indebtedness; limitations on our operating and strategic flexibility under the terms of our debt agreements; our ability to attract and retain qualified personnel; risks associated with doing business abroad, including foreign currency risks; inability to identify, acquire and integrate acquired businesses; the outcome of any future litigation or regulatory proceedings, including those related to the restatement of our consolidated financial statements; and changes in general economic conditions.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report, including under the caption Risk Factors in Item 1A of this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

PART I

Item 1.	Business

General

Founded in 1987, Bell Micro is a leading distributor and value-added reseller of data storage and server products and solutions, computer component products and peripherals, as well as a variety of software applications. We also custom design and integrate systems through our value-added division, and provide customers with a variety of services, such as system configuration, product installation, post-sale service and support, and supply chain management. Bell Micro markets and distributes products at all levels of integration, from components to fully integrated, tested, and certified systems. We carry over 400 brand name product lines worldwide as well as our own proprietary Rorke® and Galaxy® data storage products, and our Markvision consumer electronics and computer products. Across our product lines, we emphasize our ability to combine our extensive product portfolio with comprehensive value-added and supply chain services.

We offer component-level products that include disk, tape, and optical drives, processors, memory, motherboard and computer I/O products, flat panel displays and related products, and other data storage and custom-configured computer products. Our offerings also include value-added services such as system design, integration, installation, maintenance, and other consulting services combined with a variety of data storage, server, and other computer hardware and software products. We also offer supply chain services such as consignment, bonding, and end-of-life management programs. In addition, at the system level, we offer a variety of data storage systems, including direct attached storage (“DAS”), network attached storage (“NAS”), and storage area network (“SAN”) systems, as well as servers and other computer platforms, tape drive systems, tape libraries, and related software. Our access to a wide range of products and technologies, together with our extensive technical capabilities, allows us to tailor high-quality hardware, software, and service solutions for each customer’s specific requirements. Customers can purchase our components or systems as stand-alone products, or in combination with our value-added and supply chain services. We are organized to service different customer needs with a specific sales team for each of the original equipment manufacturer (“OEM”), value-added reseller (“VAR”), contract manufacturer (“CM”), integration, and end-user customer types.

Available Information

All reports filed electronically by us with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other information and amendments to those reports, are accessible at no cost on our web site at www.bellmicro.com, and are available by contacting our Investor Relations Department at ir@bellmicro.com or (408) 451-9400. These filings are also accessible on the SEC’s web site at www.sec.gov. The public may read, and copy at prescribed rates, any materials filed by us with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information regarding the Public Reference Room by calling the SEC at (800) 732-0330.

Industry

The information technology (“IT”), OEM, and consumer electronic markets for data storage, servers, personal computers (“PCs”), and computer components have experienced significant growth over the past several years. Market growth has been driven by increases in the demand for processing, storing, managing, and the security of data; the reduced cost of higher performing enterprise servers and data storage systems; lower cost entry level servers, desktop, and laptop computers; increasing needs to meet corporate and government compliance requirements; and in recent years, the storage of digital audio and video files in various consumer electronics.

Traditionally, suppliers have sold data storage, server, and computer components directly to end-users and through both direct and indirect distribution channels. The use of distribution channels continues to grow as the computer products, IT, and consumer electronics industries mature. Suppliers utilize distributors to not only increase their reach in the marketplace, but to also allow the suppliers to focus primarily on their core strengths, such as product design, development, and marketing. Suppliers are increasingly relying on their partners in the distribution industry to manage customer relationships, create demand, and execute the sales transaction. The indirect distribution channel has seen growth as the needs and demands of the suppliers’ OEMs, VARs, CMs, system integrators, and most recently, major retailers, have increased. Suppliers are also driving the trend toward indirect distribution due to the value-added and supply chain services that distributors can often provide. The rapid growth of complex data processing and storage requirements and the need for sophisticated server and networked storage systems have also increased the enterprise customer’s dependence on value-added service providers to assist in the design, integration, service, and support of their data processing and storage needs. These changes in the industry provide opportunities for distributors to differentiate themselves in the market through product specialization and the value-added and supply chain services they offer.

The IT server, DAS, NAS, and SAN markets are projected to continue to grow over the next several years. The complexity of sophisticated server and storage solutions, combined with a shortage of qualified IT personnel, and the cost-benefits of outsourcing, often leads customers to outsource some or all of the research, design, implementation, and support of their IT servers and data storage solutions.

To increase their efficiencies, suppliers are continually reducing the number of distributors they use. Distributors are also choosing to consolidate because of the competitive advantages derived from expanded product offerings and economies of scale. The rapidly changing nature of the data storage, server, and computer components markets has required distributors to significantly expand both their customer base and product and service offerings to compete effectively. To be successful within these markets, we believe distributors must emphasize time-to-market and total cost reductions, in addition to focusing on specific markets through product offerings, technical expertise, and value-added and supply chain service capability. Distributors need to distinguish themselves through a combination of value-added services, such as consulting, design, integration, implementation, and maintenance, as well as more knowledgeable service and technical support resources and innovative supply chain programs.

Segment information for the Company is contained in Note 14, Segment and Geographic Information, to the consolidated financial statements.

Our Strategy

Our goal is to expand our position as a leading distributor of storage and server solutions and systems as well as computer component products and peripherals. We intend to achieve this goal by leveraging our strengths and implementing the following strategies focused on Products and Technologies and Market Expansion.

Products and Technologies

Continue to Focus on the Storage Market.  We plan to continue to take advantage of opportunities in the storage market by maintaining our strategic focus on providing complete storage solutions to our customers. For example, we have devoted significant resources to broadening our range of value-added services, expanding our marketing efforts, improving the expertise of our sales force, and offering an extensive range of technologically-advanced products in the data storage market. We believe that we are well-positioned to benefit from the future growth of the storage market. In the markets we serve, as user needs grow more sophisticated, and cost efficiencies are demanded of storage infrastructure providers, additional opportunities will arise in the storage, management, and security of data, benefiting our storage-centric strategy.

Expand our Storage and Complementary Product Lines.  We believe that our ability to offer customers an extensive line of leading data storage, server, other computer components, and software across technologies and suppliers, will continue to be a strong competitive advantage for us, particularly as it relates to the storage infrastructure. Our selection of products and technologies, together with our technology expertise, allows us to reliably deliver appropriate hardware and software solutions and services to meet the demands of our customers. The addition of new product lines and application technology expertise is a continuous process at Bell Micro.

Enter Complimentary Growth Markets.  Our technology expertise, broad customer base, and global operations enable us to identify emerging market opportunities that are based upon storage-centric applications. These opportunities are often based upon consumer demands, government regulations, or cost efficiencies that require the processing and storage of substantial amounts of data. Two emerging markets are digital signage for information display and video surveillance. We offer product lines, application expertise, and services to provide components, subsystems, and complete solutions for these markets, leveraging our design, integration, installation, maintenance, and supply chain capabilities. Our Rorke Data division is a specialist in the application of server and storage products in the video and health care vertical markets. The market growth of digitized video generally has opened new markets for these products and services in both broadcast and video surveillance.

Strengthen Relationships with Industry Leaders.  We intend to utilize our position as a leading distributor of storage solutions to broaden our existing strategic relationships with industry leaders and to create new strategic relationships. We believe that distribution channels will continue to consolidate and leading suppliers will align with those distributors that are best able to offer value-added services and access to new customers. We believe being aligned with leading suppliers will allow us to identify innovative products, exchange critical information, gain access to new technologies, and create cross-marketing opportunities. We have developed strategic relationships with a number of suppliers, including Hewlett-Packard Company (“HP”), Seagate Technology (“Seagate”), Hitachi Global Storage Technologies, Inc. and Hitachi Data Systems Corporation, Microsoft Corporation (“Microsoft”), Western Digital Corporation (“WD”), International Business Machines Corporation (“IBM”), Cisco Systems, Inc. (“Cisco”), Symantec Corporation, Intel Corporation (“Intel”), Quantum Corporation, and NetApp, Inc.

As a consequence of our existing strategic relationships with industry leaders, we tend to rely on a relatively small number of key suppliers for products that make up a significant portion of our sales. In 2006 and 2005, HP our single largest supplier provided products that represented approximately 12% and 10%, respectively, of our total sales, and our top five suppliers provided products that represented 36% of our total sales in both years. We believe that staying aligned with the industry leaders in the storage solutions market is an important part of our strategy.

Market Expansion

Our long-term market expansion goals include the following:

Capture New Market Opportunities.  As profitable new market opportunities emerge that complement our storage-centric strategy, we will determine the applicability of our technology expertise and expand into these new markets organically or through acquisition. We continue to evaluate new market opportunities where the application of our products and technical expertise will differentiate us and afford sizable volume and profit opportunities. Our strategy is to gain early market share in new markets and leverage our position as the market grows.

Expand our Domestic and International Presence.  We intend to increase our presence in North America, and expand our coverage in the major international markets we serve, primarily Latin America and Europe, through organic growth and strategic acquisitions. As we expand our global presence, we believe that we will be able to address the demands of multinational customers, gain more access to multinational suppliers, and leverage our expertise.

Pursue Selective Acquisitions.  We intend to pursue opportunities to acquire businesses that help us achieve various strategic goals, including further developing our data storage solutions offerings, expanding key vertical product offerings, and broadening our geographic footprint.

Products and Services

We market and distribute more than 400 brand name product lines, as well as our own Rorke® and Galaxy® data storage products, and our Markvision consumer electronics and computer products. We offer the following products and services as discrete components or as part of our solutions offering. In each of our five reportable segments, we generally offer each of the products and services described below, except that in our Latin America Export and Europe Distribution segments we offer no value-added services, and in our Europe Enterprise segment we do not sell computer components.

Storage, Server, Networking, and Related Software Infrastructure Products

Our storage solutions include DAS, NAS, and SAN offerings. These solutions are comprised of fibre channel and ethernet networking products and systems, tape libraries, disk drive subsystems, tape subsystems, as well as storage-related software products. Additionally, we offer custom and standard configurations of server products from various suppliers. We partner with leading storage and server suppliers in the industry to provide comprehensive cost effective solutions to customers in the worldwide IT and OEM markets. Our customer base includes leading VARs and other resellers, independent software vendors (“ISVs”), major retailers, system builders and OEMs. Our ProSys and Total Tec divisions provide storage, server, and network infrastructure solutions to Fortune 1000 end-user customers. Rorke Data provides data storage solutions in the video and health care markets.

Disk and Tape Drives; Motherboards; Processors; and Other Computer Components

Bell Micro distributes a variety of computer components, including disk and tape drives, DRAM and flash memory modules, including our Markvision branded products, microprocessors, standard and custom motherboards, graphics and video devices, network interface cards (“NICs”) and other board level products, computer power supplies, and chassis products.

Computer Peripherals; Monitor and Display Systems; Software and Other Computer Products

Our computer peripherals include flat panel displays, monitors, keyboards, scanners, and other computer peripherals. Our software offerings include storage management, operating systems, data security, systems management, middleware, database, and replication products.

Value-Added Services

We offer our customers a variety of value-added services. Customers employ our value-added services to modify a variety of standard products to meet the needs of their specific application requirements. Additionally, Bell Micro offers a wide range of supply chain services to support our customers’ logistical requirements.

Storage Server Solutions.  Our storage server solution offerings include both hardware and support services necessary for the implementation and effective utilization of that hardware.

Data Storage and Server Subsystems.  We provide standard and custom subsystem products to our customers. We integrate standard products to customize our Rorke® and Galaxy® data storage products. We also configure, build, and test custom products to meet the needs of customers that cannot be served by industry-standard product offerings.

Solutions Configuration, Test, Installation, and Support.  We offer a broad range of professional services, including design and consultation, installation, training, and on-site and remote managed service programs related to storage and server solutions. Networking solutions and services are offered through our ProSys division. We have established several dedicated enterprise storage system teams that address the challenges associated with data storage and management in the enterprise data center. Our service programs also offer customers feasibility testing and fully integrated turnkey storage solutions. For example, we integrate SANs with fibre channel-based technology including switches, bridges, archive libraries, and network and data management software. For server and storage solutions, we offer a wide range of support services that include design support and product recommendations, testing services, training programs, and maintenance. Much of this expertise lies in our ProSys, Rorke Data, and Total Tec divisions, and is leveraged to support the needs of our distribution customers.

Component Product Services.  We provide value-added services for a full range of storage and computer products, including modifying disk, tape, and optical drives to meet specifications established by a customer’s specific application needs. For customers requiring supply chain services, we offer a full range of solutions, including automated quotations, bonded inventory, consignment, and end-of-life management. We also provide image duplication, firmware modification, software downloading, special labeling, and other hardware modification services. For other computer product components, we provide various configuration services, testing, and packaging. We provide a variety of materials-management solutions, including e-procurement services, Internet-

enabled, real-time pricing and delivery quotations, electronic data interchange (“EDI”) programs, just-in-time (“JIT”) inventory programs, bonded inventories, on-site consignment inventory, and end-of-life management services.

Board and Blade Level Building Blocks.  We provide both standard and custom configured board and blade offerings geared for applications to include computers, servers, medical equipment, video/graphics, security, test and measurement, and networking products. These solutions are offered in a variety of industry standard form factors. We also provide complete integration services, manufacturing, assembly, interoperability testing, and application support.

Retail Packaging.  We provide value-added services to storage suppliers which combines the strengths of our hard drive value capabilities with custom third party packaging. Our retail packaging programs deliver consumer-ready storage products. These products are produced in high volume and require high-quality software duplication, testing, and chassis assembly to meet demanding retail launch dates. The core materials planning and logistics capabilities of our distribution operations enable us to deliver retail-ready products to our customers’ distribution centers or directly to their retail outlets.

Flat Panel Integration.  We offer a comprehensive portfolio of flat panel displays, technologies and integration services. These include off-the-shelf solutions for kiosks, point-of-sale (“POS”) displays, digital display signage, and medical instrumentation. Our display solutions also include custom designs to support applications such as full sunlight readability and harsh environmental deployment.

Sales and Marketing

Our customer base primarily consists of OEMs, VARs, system integrators, CMs, storage, server and networking infrastructure, end-user customers, and major retailers. For customers primarily seeking our solution offerings, our sales and marketing activities often involve continuous efforts by our salespeople and field application engineers. Sales and technical personnel focusing on these customers tend to spend a significant amount of time assessing the customers’ needs, and developing solutions supported by our technical capabilities and experience.

For customers seeking our components, server, storage subsystems, and other related products, our sales and marketing efforts involve price and availability, augmented with our supply chain management programs, consignment and bonded inventory programs, and end-of-life management programs to meet specific customer needs. Sales of these offerings are principally driven by supply chain capabilities, our design and product recommendation services, product breadth and depth, pricing, and on-time and on-demand availability and often times our hardware value-added capabilities.

For customers seeking end-user solutions, our ProSys, Rorke Data, and Total Tec divisions work to determine their server, data storage, data management, data security, and network needs to enable them to make decisions regarding their infrastructure, and to design systems to address these needs. Our consulting services draw from our core competencies in enterprise server, storage, and networked integrated solutions. We perform tasks such as conducting storage audit and feasibility studies, as well as requirements analysis that lead to hardware and software system recommendations, complete implementation project management, and managing supplemental subsets of a customer-defined project.

We also believe that our relationships with our suppliers provide us with significant opportunities to increase our sales and customer base. We work closely with many suppliers to develop strategies to penetrate both targeted markets and customers. In some cases, our sales presentations to customers are a joint effort with a supplier’s sales representative.

Electronic Commerce

Increasingly, customers rely on our electronic ordering and information systems as a source for product information, availability, and price. Through our website, customers can gain remote access to our information systems to determine product availability and pricing, and to place orders. We actively market our website capabilities to current and new customers, encouraging them to complete their purchases electronically. Some of our larger customers utilize our electronic ordering, such as EDI, extensible markup language (“XML”), or file transfer protocol (“FTP”) services, through which orders, order acknowledgments, invoices, inventory status reports, customized pricing information, and other industry standard electronic transactions are consummated on-line. With a broad suite of electronic commerce capabilities we are able to increase efficiency and timeliness for ourselves and our customers.

Competition

In the distribution of storage, server, and related products and services, as well as computer components and peripherals, we generally compete for customer relationships with numerous local, regional, national, and international authorized and unauthorized distributors. We also compete for customer relationships with the suppliers we represent, and with our own customers. Consistent with our sales and marketing efforts, we tend to view our competition, whether arising from the direct or indirect distribution channel, on a customer-category basis. We believe that our most significant competition for customers seeking both products and value-added services arises from Arrow Electronics, Inc. (“Arrow”), Avnet, Inc. (“Avnet”), and the Magirus Group (“Magirus”). We believe that our most significant competition for customers seeking commodity products comes from Ingram Micro Inc. (“Ingram Micro”), Tech Data Corporation (“Tech Data”), SYNNEX Corporation (“SYNNEX”), and Intcomex, Inc. (“Intcomex”). Many of our competitors possess superior brand recognition and financial resources. In the area of storage products and solutions, however, we believe that none of our competitors offer the full range of data storage products, combined with the solutions expertise and services that we provide.

A key competitive factor in the electronic component and computer product distribution industry, as a whole, is the need to carry a sufficient level of inventory to meet rapid delivery requirements of customers. However, to minimize our exposure related to valuation of inventory on hand, the majority of our product lines are purchased pursuant to non-exclusive distributor agreements which provide certain protections to us for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days notice and, in most cases, provide for inventory return privileges upon cancellation.

We enhance our competitive position by offering a variety of value-added services tailored to individual customer specifications and business needs such as design support, testing, assembly, supply chain management, and materials management.

Business Segments

We operate in one industry, the business of providing distribution and value-added services for storage products and systems, semiconductors, and computer products and peripherals. Prior to 2006, we had concluded that, for the purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we had one reportable segment. We have restated our reportable segments for 2004 and 2005, from having one reportable segment to having five reportable segments. Our reportable segments are US Distribution, Latin America Export, Europe Distribution, Europe Enterprise and Other (which includes ProSys Information Systems, Inc. (“ProSys”), Total Tec, Rorke, and in-country sales in Mexico, Brazil, and Chile). Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments. See Note 4 to the consolidated financial statements Goodwill and Other Intangible Assets as well as Note 14 to the consolidated financial statements Segment and Geographic Information, for additional information.

Acquisitions

We have completed a number of strategic acquisitions over the past several years. Through these acquisitions, we have gained additional expertise in storage solutions and greater access to international markets. In October 2006 we acquired substantially all of the assets and liabilities of ProSys based in Atlanta, Georgia. This acquisition has broadened our position in supplying enterprise solutions to our customers. ProSys provides storage, server, networking, and IT infrastructure and consulting services. ProSys’ strategic partners include HP, Cisco, Teradata Corporation, Microsoft, and IBM, as well as a diverse group of other leading solution providers. ProSys will continue to focus on large enterprise accounts as part of our Other reportable segment.

In December 2005, we acquired certain assets and assumed certain liabilities of MCE Computer Peripherie GmbH, MCE Computer Vertriebs Products GmbH, MCE Computer Technology Inc., and MCE Limited (collectively, “MCE”). Based in Munich, Germany, MCE is a European distributor of disk drives and components, and IBM enterprise business in Germany. MCE’s customer base includes enterprise VARs, system builders, and industrial customers. This acquisition has expanded our geographical footprint and enabled us to continue to expand our growth in value-added storage products and services in the key markets in Continental Europe and the United Kingdom, and has also provided additional experienced management, sales, and marketing resources as part of our European Distribution reportable segment.

In July 2005, we acquired Net Storage Computers, Ltda (“Net Storage”), a company headquartered in Alphaville, São Paulo, Brazil, with sales offices throughout Brazil. Net Storage is a distributor of computer components, storage products and peripherals to VARs and system integrators in Brazil. Net Storage’s strategic partners include Intel, Seagate, WD, Acer Inc., and Super Micro Computer, Inc. This acquisition enabled us to expand our presence in Latin America and provides the opportunity to strengthen our relationships with key suppliers and expand our overall product and service offerings as a part of our Other reportable segment.

Employees

As of November 30, 2008, we had a total of 2,183 employees, consisting of 1,015 in sales and marketing functions, 438 in general administrative functions, 310 in warehousing and operations, and 420 in technical and value-add integration functions. Of our total employees as of November 30, 2008, 1,007 were located at our facilities outside of the United States, including 442 in the United Kingdom, 144 in Mexico, 152 in Germany, 87 in Brazil and 182 in other locations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A.	Risk Factors

In addition to the other information included in this report, you should carefully consider the risk factors described below.

Risks Related to Our Internal Control Over Financial Reporting and the Restatement of Our Previously-Issued Financial Statements

We have identified various material weaknesses in our internal control over financial reporting that resulted in material misstatements in our previously-issued financial statements. These weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and identified various material weaknesses, primarily related to our failure to maintain an effective control environment. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006. Further, we believe that our internal control over financial reporting remains ineffective as of the date of the filing of this Annual Report on Form 10-K. See Item 9A, Controls and Procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of implementing a plan to remediate the identified material weaknesses. Our efforts have been and will continue to be time consuming and expensive. We cannot give any assurance that the measures we are taking to remediate the identified material weaknesses will be effective. We also cannot assure you that other material weaknesses will not arise as a result of our failure to maintain adequate disclosure controls and procedures or circumvention of those controls and procedures. Additionally, even if we succeed in improving our controls and procedures, those controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure our financial statements are prepared in accordance with generally accepted accounting principles.

The investigations by our Board of Directors into some of our historical accounting practices and the determination of the various other accounting adjustments, which resulted in the restatement of our previously-issued financial statements, have been time consuming and expensive and have had a material adverse effect on our financial condition, results of operations and cash flows.

As described in the Explanatory Note to this Annual Report on Form 10-K, we have restated certain of our previously-issued financial statements. We have devoted substantial internal and external resources to the completion of the restatement. As a result of these efforts, as of November 30, 2008, we have incurred approximately $69.8 million in fees and expenses, primarily for additional audit, financial, legal consulting and related costs, and $11.1 million in fees related to obtaining covenant waivers, including an 8.5% special interest payment of a $9.4 million under our 3.75% Notes. We expect to continue to incur significant additional fees and expenses until we are in compliance with our SEC reporting requirements and have remediated the existing material weaknesses in our internal control over financial reporting. These costs, as well as the substantial management time devoted to address these issues, have materially adversely affected our financial condition, results of operations and cash flows.

We are the subject of an ongoing SEC non-public fact-finding inquiry relating to our historical accounting practices. This inquiry could result in penalties that could have a material adverse effect on our financial condition and results of operations.

Beginning in February 2008, independent counsel to the stock option and reserves and accruals special committees of our Board of Directors, accompanied by Company counsel, self-reported to the SEC as to the findings of independent investigations conducted by these committees. The SEC commenced a non-public fact-finding inquiry into our historical accounting practices. We have cooperated with the SEC in connection with this inquiry and will continue to do so. We cannot predict the outcome of this inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical accounting practices. The filing of our restated financial statements will not resolve the SEC inquiry. The SEC could require that we take other actions not presently contemplated. An adverse ruling in any SEC enforcement action or other regulatory proceeding could require us to pay fines, penalties or have other remedies imposed, which could have a material adverse effect on our results of operations and financial condition.

We believe the delisting of our common stock from the NASDAQ Global Market has had an adverse effect on the liquidity and market price of our common stock. We cannot assure you when we will be able to relist our common stock on a national securities exchange.

In March 2008, our common stock was delisted from the NASDAQ Global Market, or Nasdaq, as a result of our failure to comply with SEC reporting obligations. Our common stock is currently quoted on the Pink Sheets, which is an over-the-counter securities market. We believe the delisting of our common stock has materially adversely affected us by limiting: the liquidity of our common stock; the market price of our common stock; the number of institutional and other investors that will consider investing in our common stock; the availability of information concerning the trading prices and volume of our common stock; the number of broker-dealers willing to execute trades in shares of our common stock; and our ability to obtain equity financing.

Prior to the relisting of our common stock on Nasdaq or another national securities exchange, you may not be able to sell shares of our common stock without a considerable delay or significant effect on the sale price. Furthermore, we cannot assure you that we will be able to relist our common stock on Nasdaq or another national securities exchange once we are in compliance with SEC reporting obligations. We will still be required to comply with all other applicable listing standards. Since October 27, 2008, our common stock has consistently traded below $1.00 per share. A low per share stock price may have an impact on our ability to relist our common stock on a national securities exchange.

We may be the subject of litigation relating to the restatement of our consolidated financial statements, which could adversely affect our business and results of operations.

Although there is no litigation pending against us related to the restatement of our financial statements, we may become the subject of such a lawsuit. For example, a number of companies, and in some cases, their directors and officers, have been the subject of securities class action lawsuits relating to restatements of their financial statements resulting from historical stock-based compensation practices. We cannot predict the likelihood that proceedings will be instituted against us. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could adversely affect our business and results of operations. Furthermore, regardless of the merits of any claim, legal proceedings may result in substantial legal expense and could also result in the diversion of time and attention by our management.

Our insurance coverage may not fully cover any costs and expenses related to this potential litigation, in part because we have a significant deductible on certain aspects of the coverage. In addition, subject to certain limitations, we would be obligated to indemnify our current and former directors, officers, and employees. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

Our failure to comply with SEC reporting obligations may have an adverse effect on our business.

As a result of our failure to comply with SEC reporting obligations, we are subject to a number of restrictions regarding the registration of our common stock under federal securities laws. Until such time as we have regained compliance with our SEC reporting obligations and meet certain other conditions, we will be unable to use shorter and less costly filings, such as Registration Statements on Form S-3 and Form S-8. Being required to use the Registration Statement Form S-1 is likely to be more costly and time-consuming. These restrictions may reduce our access to capital markets, which may adversely affect our business.

Risks Related to Our Business

We rely on a small number of suppliers for products that represent a significant portion of our inventory purchases. Any change in our relationships with these suppliers could have an adverse effect on our results of operations.

In 2006, five suppliers accounted for approximately 39% of our inventory purchases. In 2005 and 2004, five suppliers accounted for approximately 38% of our inventory purchases. In 2007 and 2008, a small number of suppliers also represented a significant percentage of our inventory purchases. These suppliers have a variety of other distributors to choose from, which allows them to make substantial demands on us. In addition, each of these suppliers may terminate its relationship with us on relatively short notice. A change in our relationships with these suppliers could have an adverse effect on our financial condition and results of operations.

Many suppliers have consolidated in recent years, resulting in fewer suppliers of the products in the markets we serve. Moreover, suppliers have been consolidating the number of distributors they utilize. Further consolidation in the industry could adversely affect our relationships with our suppliers, which could have an adverse effect on our business.

In addition, certain suppliers in our industry routinely purchase credit insurance from several major carriers to manage collection risks, and there can be no assurance that credit insurance will continue to be provided by those carriers. A reduction in available credit insurance could have a material adverse effect on our financial condition and results of operation.

A reduction in the vendor allowances we collect from the manufacturers of the products we sell could adversely affect our results of operations.

We receive credits from manufacturers of the products we sell for price protection, product rebates, marketing, promotions, infrastructure reimbursement and competitive pricing programs. In some instances, these vendor allowances represent a significant portion of our profit. If manufacturers reduce the amount of vendor allowances available to us, decide to terminate vendor allowance programs or if we are unable to collect allowances which have been made available to us, it could have a material adverse effect on our results of operations.

We operate in an industry with significant pricing and margin pressure.

Our industry experiences intense price competition. There are several distributors in each of the markets in which we operate that distribute products identical or similar to the products we distribute. As a result, we face pricing and margin pressure on a continual basis. Additionally, the mix of products we sell also affects overall margins. If we increase sales from products that are more widely distributed we may reduce our overall gross profit margin, as those products typically have lower margins. Freight costs and foreign currency exchange exposure can also have an adverse effect on margins.

Our international operations trade in local currencies which subject us to risks related to the fluctuation of foreign currencies against the US dollar.

Our international revenues represented 60%, 57% and 59% of our revenues in 2006, 2005 and 2004, respectively. In 2007 and 2008, our international revenues continued to represent a significant percentage of our revenues. We believe that international sales will represent a large percentage of our net sales for the foreseeable future. Because our international operations trade in the currencies of the jurisdictions in which they operate, we are subject to fluctuations in foreign currency exchange rates and face exposure to adverse movements in these rates. These exposures may change over time as business practices evolve. For each of our foreign subsidiaries, the local currency is the functional currency. To the extent our revenues and expenses are denominated in currencies other than U.S. dollars, gains and losses on the conversion to U.S. dollars may contribute to fluctuations in our operating results. We have in the past, and expect in the future, to enter into hedging arrangements and enter into local currency borrowing facilities to reduce this exposure, but these arrangements will not eliminate significant effects of these fluctuations on our results of operations. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.

The products we sell may not satisfy shifting customer demand or compete successfully with our competitors’ products.

Our business is based on the demand for the products we sell, which are primarily used in the manufacture or configuration of electronic products. These end products typically have short life cycles and experience intense price competition. Our success depends upon our ability to identify new product lines that will achieve market acceptance and to establish relationships with suppliers that will develop these products on a timely basis in response to the rapid technological changes in our industry. If we misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for the products we sell could decrease. Furthermore, our suppliers must commit significant resources each time they develop a product. If they do not invest in the development of new products, then the range of products we offer may be reduced and demand for the products we offer may decline. If any of these events occur, our sales could decline.

The value of our inventory may decline, which could have an adverse effect on our financial condition and results of operations.

Our business model requires we purchase and maintain adequate levels of inventory in order to meet customer needs on a timely basis. The markets we serve are subject to rapid technological change, new and enhanced products and evolving industry standards. These changes, along with changes in customer demand, may cause inventory on hand to decline substantially in value. A majority of our suppliers provide protection from a loss in inventory values through price protection or the option to return products, in some circumstances. However, our suppliers may become unable or unwilling to fulfill these obligations.

Supply shortages could adversely affect our operating results and cash flows.

We are dependent on our suppliers for the products we sell. Historically, our industry has experienced periods of product shortages due to suppliers’ inability to accurately project demand. When these shortages occur, we typically receive an allocation of the available product from our suppliers. We cannot assure you that our suppliers will be able to maintain an adequate supply of products to fulfill all of our customers’ orders on a timely basis. If we are unable to enter into and maintain satisfactory distribution arrangements, we may be late in shipping products. This may lead to our customers purchasing products from our competitors, which could adversely affect our business.

If we do not control our operating expenses, we may not be able to successfully implement our strategy.

The successful implementation of our strategy depends, to a substantial degree, on our ability to increase sales while at the same time reducing or controlling operating expenses. We are currently in the process of implementing initiatives intended to increase productivity and reduce costs. These initiatives include significant personnel reductions, reduction or elimination of non-personnel expenses, streamlining operations and consolidating business lines. We cannot assure you that our efforts will produce the expected cost savings and other benefits. Moreover, our cost reduction efforts may adversely affect the effectiveness of our financial and operational controls and our ability to distribute products in volumes required to meet customer demand. These efforts may also result in disruptions that could adversely affect our ability to service customers.

Our ability to operate effectively could be impaired if we fail to attract and retain key personnel and qualified managers.

Our success largely depends on our ability to recruit and retain qualified managers and key personnel. If one or more of our key personnel, particularly W. Donald Bell, our Chairman, Chief Executive Officer and President, resigns or otherwise terminates his or her employment with us, we could experience a loss of sales and supplier relationships and diversion of management resources. Competition for skilled employees in the technology industry is intense, especially in the San Francisco Bay Area, where many of our key employees are located. There can be no assurance that we will be able to recruit and retain such personnel.

In order to attract and retain personnel in a competitive marketplace, we have historically provided a competitive compensation package, including equity-based compensation. The decline in our stock price, or the expectation that our stock price may not increase over time, may adversely affect our ability to attract or retain key employees. In addition, our incentive stock plan expired in May 2008. We will not be able to hold a shareholder meeting to adopt a new equity incentive plan until we are in compliance with SEC reporting obligations. As a result, we are currently unable to grant additional stock options or other equity awards to help attract and retain officers and other key employees. Further, the compensation expense that must be recognized in connection with the grant of stock options and other equity awards may limit the attractiveness of using equity-based compensation as a primary incentive and retention tool in the future. If we are unable to retain our existing key personnel or hire and integrate new management or employees, our business, financial condition and results of operation could be adversely affected.

Our international operations subject us to additional risks which may adversely affect our results of operations.

In 2006, 2005 and 2004, sales from our international operations represented 60%, 57% and 59% of our net sales, respectively. In 2007 and 2008, sales from our international operations continued to represent a significant percentage of our net sales. We believe that international sales will continue to represent a significant portion of our business. Our international operations are subject to a number of risks, including:

•	accounts receivable collection risks, longer payment cycles and unpredictable sales cycles;

•	costs and difficulty in staffing and managing foreign operations;

•	import and export license requirements, tariffs, taxes, and other trade barriers;

•	potentially adverse tax consequences, including restrictions on repatriating earnings and the potential for “double taxation;”

•	the burden of complying with a wide variety of foreign laws, treaties, and technical standards, and changes in those regulations; and

•	local political and economic instability.

We are subject to a proposed tax assessment in France, which could have a material adverse effect on our results of operations.

On June 4, 2008, our export subsidiary in the United Kingdom received a notification that the French tax authorities were proposing to issue a tax deficiency notice against our export subsidiary for the failure to pay value added tax and corporate income tax in France from 2002 to 2006, in an amount, including penalties, of approximately €25.4 million ($34.7 million at an exchange rate of €1.00/$1.37 as of December 15, 2008). We intend to defend this matter vigorously and avail ourselves of all available defenses. However, if we are required to pay this assessment in full, or a significant portion of it, the resulting payment could have a material adverse effect on our consolidated financial position, results of operations and cash flows. We have not accrued any amount related to this contingent liability.

Our inability to adequately assess and monitor credit risks of our customers could have a material adverse effect on our financial condition, results of operations and liquidity.

We are subject to the credit risk of our customers. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense.

Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

Our exposure to credit risks may increase if our customers are adversely affected by the current global economic downturn, or if there is a continuation or worsening of the downturn. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks.

In the past, there have been bankruptcies among customers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the degree that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

In addition, our ability to borrow under our primary revolving credit facility and to incur additional indebtedness is subject to limits based on a percentage of our outstanding accounts receivable. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity.

If we are unable to effectively compete in our industry, our operating results may suffer.

The markets in which we compete are highly competitive. As a result, we face a variety of significant challenges, including rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Our competitors continue to offer products with improved price and performance characteristics, and we will have to do the same in order to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business. We cannot be certain that we will be able to compete successfully in the future.

We compete for customer relationships with numerous local, regional, national and international distributors. We also compete for customer relationships with suppliers, including some of our own suppliers and customers. We believe our most significant competition for customers seeking both products and services arises from Arrow, Avnet and Magirus. We believe our most significant competition for customers seeking only products arises from Ingram Micro, Tech Data, SYNNEX and Intcomex. We also compete with regionalized distributors in North America, Europe and Latin America who use their localized knowledge and expertise as a competitive advantage. Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense. If we are unable to successfully compete, our operating results may suffer.

We also compete with other distributors for relationships with suppliers. In recent years, a growing number of suppliers have begun consolidating the number of distributors they use. This consolidation could result in fewer major distributors in our industry. As a result of this consolidation, we may lose relationships with certain existing suppliers. In addition, suppliers have established, and may continue to establish, cooperative relationships with other suppliers and data storage solution providers. These cooperative relationships may enable suppliers to offer comprehensive solutions that compete with those we offer and the suppliers may have greater resources to devote to sales and marketing efforts. If we are unable to maintain our relationships with existing suppliers and not establish new relationships, it could harm our competitive position and adversely affect our operating results.

Our lack of long-term agreements with our customers could have a material adverse effect on our business.

Most of our sales are made on an order-by-order basis, rather than under long-term sales agreements. We make commitments to our suppliers based on our forecasts of future demand. A variety of conditions, both specific to our customers, and those generally affecting the economy in the markets in which we operate, may cause our customers to cancel, reduce or delay purchase orders that were previously made or anticipated. Generally, customers can cancel, reduce or delay purchase orders and commitments without penalty. We seek to mitigate these risks, in some cases, by entering into sales agreements that prohibit order cancellations and product returns. However, we cannot assure you that these agreements will adequately protect us or that the customer will honor the agreement. A significant number of cancellations, reductions or delays in orders by customers could materially adversely affect our business.

Failure to identify acquisition opportunities or to successfully integrate acquired businesses into our operations could reduce our revenues and profits, and limit our growth.

Historically, a substantial part of our growth has been achieved through the acquisition of complementary businesses. An important component of our strategy is to continue to pursue selective acquisitions to continue to develop and expand our business. The issues relating to the restatement of our financial statements, the inability to timely file periodic reports with the SEC and the delisting of our common stock has adversely affected our ability to pursue acquisition opportunities, in part, because of our inability to issue additional registered shares. Our identification of suitable acquisition candidates involves risks inherent in assessing the value, strengths, weaknesses, overall risks and profitability of acquisition candidates. We may be unable to identify suitable acquisition candidates in the future. If we do not make suitable acquisitions, we may find it more difficult to realize our growth objectives.

The process of integrating new businesses into our operations poses numerous risks, including:

•	an inability to integrate acquired operations, accounting systems and processes, information systems and internal control systems;

•	exposure to unanticipated contingent liabilities of acquired companies;

•	use of substantial portions of our available cash to consummate an acquisition and/or to operate the acquired business;

•	diversion of management’s attention;

•	difficulties and uncertainties in transitioning the business relationships from the acquired entity to us;

•	the loss of key supplier relationships upon a change of ownership of the acquired business; and

•	the loss of key employees of acquired companies, which could lead to a loss of customers or supplier relationships.

In addition, future acquisitions may be dilutive to our shareholders, cause us to incur additional indebtedness and large one-time expenses or create intangible assets that could result in significant amortization expense. If we expend significant amounts of cash or incur additional debt, our liquidity may decline and we may be more vulnerable to economic downturns and competitive pressures. We cannot assure you that we will be able to successfully complete any future acquisitions, that we will be able to finance acquisitions or that we will realize any anticipated benefits from any acquisitions that we do complete.

Our reliance on legacy information systems that are supported by a few individuals as well as a lack of a fully-integrated information system could materially adversely affect our business.

Some of our information systems consist of legacy applications that are supported by small internal and external IT teams. As a result, the expertise to maintain and upgrade these systems resides in a few individuals which, given the legacy nature of the information systems, could make replacement of these individuals very difficult. These legacy information systems may also not be compatible with commercially-available software. In addition, our information systems are not consistent across our operations, making consolidation of financial information increasingly difficult. A loss of our internal or external IT teams or the ability to consolidate financial and other information across our operations, could have a material adverse effect on our business and results of operations.

If we cannot effectively manage our growth, our business may suffer.

Our growth continues to place a significant strain on our managerial, financial, operational, technical, sales, marketing and administrative resources. We intend to continue to pursue the growth of our business by increasing our sales efforts and completing selective acquisitions. To effectively manage our growth, we must, among other things:

•	engage, train, and manage a larger sales and marketing force, and additional service personnel;

•	expand the geographic coverage of our sales force;

•	expand our information systems;

•	identify and successfully integrate acquired businesses into our operations;

•	successfully develop and deploy competitive e-commerce and web-based technologies; and

•	enforce appropriate financial and administrative control procedures.

Any failure to effectively manage our growth may adversely affect our business.

The current economic environment has adversely affected business spending patterns, which may have an adverse effect on our business.

The disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economy, and in particular, reduced consumer spending and reduced spending by businesses. Turmoil in global credit markets, and recent turmoil in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs are and may continue to put pressure on global economic conditions. Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. The challenges we have seen in the United States have expanded to Europe. If our customers delay or cancel spending on their IT infrastructure, that decision could result in reductions in sales of our products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

Some of our operations are located in areas that are subject to natural disasters, which could result in a business stoppage and adversely affect our results of operations.

Our operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters, including some of our business operations, computer systems and personnel, are located in the San Francisco Bay Area, which is in close proximity to known earthquake faults. In addition, a substantial portion of our information technology infrastructure is located in Montgomery, Alabama, which is susceptible to tornados and hurricanes. An earthquake or other catastrophe, communication failure or similar event, which disables our facilities or impairs the transportation of our employees and causes a business interruption, may have an adverse effect on our results of operations.

Our business model requires us to hold inventory in a number of different locations, both internationally and domestically, and is subject to inventory theft.

We hold inventory of expensive high technology products in reasonable proximity to our customers around the world. From time-to-time in the past, we have experienced inventory theft, both in the United States and abroad. While we have safeguards in place to protect against theft, theft continues to occur. In addition, we purchase insurance to cover potential theft, however, the insurance policies require payment of high deductibles and may not cover every situation. If we were to experience a significant loss of inventory due to theft, it may have an adverse effect on our results of financial condition.

Risks Related to Our Financial Condition

Our consolidated financial statements are presented on a going concern basis. Given our existing financial condition and current conditions in the global credit markets, if we are unable to comply with one or more of the financial covenants in our credits agreements, there would likely be uncertainties regarding our ability to continue as a going concern.

Our audited consolidated financial statements included in this report have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is predicated upon, among other things, our compliance with the provisions of our existing credit agreements and, when needed, our ability to renew such agreements or obtain alternative or additional financing.

We currently have a substantial amount of indebtedness outstanding. The agreements associated with our indebtedness include a number of financial covenants. Although we have not completed our consolidated financial statements for the years ended December 31, 2007 and 2008, we presently expect that we will not satisfy certain of the financial covenants in our credit agreements for the quarter ending December 31, 2008. If we do not satisfy the covenants in our credit agreements and are unable to obtain waivers or amendments related to these covenants, the lenders could declare a default under our credit agreements. Any default under our credit agreements will allow the lenders under these credit agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements, and would allow certain other lenders to exercise their rights and remedies under cross default provisions. If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements. The acceleration of a significant portion of our indebtedness would have a material adverse effect on our business, liquidity and financial condition.

If we do not satisfy the foregoing covenants, and the lenders do not grant waivers and elect to exercise their remedies upon default, we would be required to refinance or otherwise repay this outstanding indebtedness. Given our existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding our ability to continue as a going concern. Our audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties.

Restrictions in our debt agreements limit our operating and strategic flexibility.

Our debt agreements contain restrictions, covenants and events of default that, among other things, require us to satisfy financial covenant tests, including maintaining a minimum net worth and meeting a fixed charge coverage ratio. Among other things, these restrictions, covenants and events of default limit our ability to, or do not permit us to:

•	incur additional debt;

•	create liens;

•	redeem and prepay certain debt;

•	pay cash dividends, make other distributions or repurchase stock;

•	make investments;

•	engage in asset sales outside the ordinary course of business;

•	enter into certain transactions with affiliates;

•	engage in certain mergers and acquisitions; and

•	make certain capital expenditures.

Events beyond our control could also affect our ability to comply with these restrictions and covenants, including the required financial covenant tests. Failure to comply with any of these debt covenants would result in a default under the applicable agreements and under our other debt agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements, foreclose upon our assets securing the debt and terminate any commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our debt and other obligations. In addition, the limitations imposed by these debt agreements on our ability to incur additional debt and to take other actions may significantly impair our ability to obtain other financing.

Our substantial leverage and related debt service obligations could adversely affect our cash flows and business. In addition, we have not consistently generated historical net income or positive cash flows from operations. Our failure to generate positive cash flows from operations in the future would materially adversely affect our ability to meet our debt service obligations.

Among other things, our substantial indebtedness and debt service obligations:

•	limit the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions, investments and other general corporate purposes;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	increase our exposure to fluctuating interest rates;

•	restrict our credit with suppliers, limiting our ability to purchase inventory; and

•	make us more vulnerable to economic downturns, increased competition and adverse industry conditions, which places us at a disadvantage compared to our competitors that have less indebtedness.

In 2006 and 2005, we incurred significant losses and generated negative cash flows from operations. During the same periods, we used $8.8 million and $15.0 million, respectively, in cash to repay principal and interest on our outstanding debt. At December 15, 2008, our outstanding indebtedness was approximately $453 million. If we are unable to generate sufficient cash flows from operations in the future, it may be necessary for us to refinance all or a portion of our indebtedness, obtain additional financing or take other actions.

As a result of our failure to comply with SEC reporting obligations, we were required to obtain waivers in connection with the delivery of financial statements and related matters under our debt agreements. We may need to obtain additional waivers in the future. The failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity and financial condition.

We obtained waivers from our lenders to waive potential breaches under our debt agreements and establish extended deadlines for the delivery of our financial statements. The current waivers under our U.S.-based debt agreements expire on March 31, 2009 with respect to our 2007 fiscal year financial statements and June 30, 2009 with respect to our 2008 fiscal year financial statements. Any delays in issuing financial statements for periods ending after December 31, 2006 may require us to seek additional waivers. In addition, under our loan agreements we must comply with a variety of other covenants.

Under our debt agreements, our lenders have the right to notify us if they believe we have breached a representation or covenant and may declare an event of default. If we do not cure the events of default or obtain necessary waivers within the required time periods, our lenders would be permitted to accelerate the maturity of the debt under these agreements, foreclose upon our assets securing the debt and terminate any commitments to lend. In addition, our ability to incur additional indebtedness would be restricted. Moreover, material defaults under our debt agreements could trigger cross-default provisions under other debt arrangements.

There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business. The failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity and financial condition.

We may need additional funding to support our operations following the completion of our restatement of consolidated financial statements; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business.

The Company relies heavily on debt financing for its operations. The debt financing arrangements are for terms that vary. Our primary revolving line of credit in the United States expires in 2010 and our primary line of credit in Europe expires in 2011. At the expiration of any credit facility, the lender is not obligated to renegotiate the terms of the loan and can require full repayment at that time. In the past we have successfully extended the term of each of our facilities on or before the time they expired. However, we cannot be assured that in the future our lenders will be willing to extend the terms of our existing loans, or extend the terms of those loans on terms which are acceptable to us. If we are unable to secure additional financing at the expiration of any our debt facilities, our business would be adversely impacted.

If the global credit market crisis continues, it may impact our ability to obtain debt financing for our operations and the unavailability of funding could adversely affect our business.

As a result of current economic uncertainties, including with respect to global capital and credit markets and overall economic growth, we might find it more difficult or expensive to secure additional capital or credit to pursue actions we would consider beneficial us or our stockholders, such as acquisitions or capital investments. Our ability to continue operations could also be dependent on our ability to obtain alternative debt and/or equity financing. The inability to obtain such financing would have a material adverse effect on our operations and financial condition.

Our primary revolving credit facilities are subject to borrowing base limitations, which could adversely affect our liquidity and business.

The maximum amounts we can borrow under our primary revolving credit facilities are subject to borrowing base limitations, which is calculated as a percentage of our eligible inventory and accounts receivable. If our inventory or accounts receivable are deemed ineligible, because, for example, they are held outside certain geographical limitations or are a receivable older than 90 days, the amount we can borrow under the revolving credit facilities could be reduced. This reduction could have a material adverse impact on our liquidity and business.

The goodwill on our balance sheet may not be recoverable and may be impaired in future periods, reducing the carrying value of goodwill as an asset.

The value of goodwill on our balance sheet is reevaluated, in part, based on the trading price of our common stock. On December 29, 2006, the last trading day of the period covered by this Annual Report on Form 10-K, our stock closed at $7.05. Since that time, through November 30, 2008, our stock has traded as low as $0.36 per share. Although we have not completed a goodwill impairment analysis for periods since December 31, 2006, goodwill is likely to be further impaired in 2007 and/or 2008.

Risks Related to Our Common Stock

The price of our common stock has been and may continue to be volatile in the future, which could cause the value of an investment in our common stock to decline.

From January 1, 2008 through November 30, 2008, the high and low sales price of our common stock was $6.60 and $0.36. The market price of our common stock may continue to fluctuate substantially in the future in response to a number of factors, including:

•	potential further restatements of our financial statements;

•	fluctuations in our quarterly operating results or the operating results of our competitors;

•	continued operating losses or the inability to generate positive cash flows;

•	changes in general conditions in the economy, the financial markets or our industry;

•	the ability to timely file future financial statements;

•	the ability to remediate identified material weaknesses;

•	announcements of significant acquisitions, strategic alliances or joint ventures by our customers or our competitors; and

•	other developments affecting us, our industry, suppliers, customers or competitors.

The stock market has recently experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect the market price of our common stock, regardless of our operating results. In addition, as a result of its small public float and limited trading volume, our common stock may be more susceptible to volatility arising from any of these factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

North America.  In North America, our corporate headquarters is located in San Jose, California and we occupy approximately 77,000 square feet of leased office space for that purpose under two operating leases. The current terms of these leases expire on December 31, 2009; however, we have the option to extend the term of each of these leases to December 31, 2011. In addition, in North America we occupy 32 sales offices that we lease pursuant to leases that expire through 2024. We also occupy two integration and service centers and five warehouses, all of which comprise approximately 208,000 square feet pursuant to leases that expire through 2025. We also maintain an approximately 37,000 square foot leased facility in Montgomery, Alabama housing our corporate IT, data center, and primary call center. The lease for this facility was renewed in the third quarter of 2007 and will expire in November 2012. In connection with our acquisition of ProSys in October 2006, we added approximately 33,000 square feet of sales office space and approximately 60,000 square feet of warehouse space located near Atlanta, Georgia. These leases expire in January 2024 and November 2025, respectively.

Latin America.  Our Latin America group leases its headquarters in Doral, Florida, which is comprised of approximately 120,000 square feet. The lease for this facility expires in 2014. Throughout Latin America, we occupy 13 sales offices and distribution facilities totaling approximately 122,000 square feet.

Europe.  Our European group maintains its headquarters, comprised of approximately 38,000 square feet of leased office space, in Chessington, England. The lease for this facility expires in 2010. Our European group also leases approximately 55,000 square feet of unused warehouse space in Chessington pursuant to a lease that expires in 2010, and a distribution center in Birmingham, England, which we currently utilize at 60% of capacity, comprised of approximately 126,000 square feet of space under a lease that expires in 2019. Our value-added storage and solutions business servicing the United Kingdom and Ireland occupies approximately 23,000 square feet in Haslingden, England, in premises owned by the Company. The Company also maintains approximately 20,000 square feet of additional office and warehouse spaces under leases which terminate through 2014. We also maintain a sales office located in Neubiberg, Germany comprising of approximately 18,500 square feet under a lease which will expire in 2012, as well as other sales offices in Germany, totaling 6,600 square feet, under leases expiring through 2009. Our Continental European distribution center was relocated into a larger facility in Poing, Germany in August 2007 comprising approximately 93,000 square feet. The lease for this facility will expire in July 2012. We lease approximately 31,000 square feet of office and warehouse space in Almere and Hoogeveen, Netherlands, under leases expiring through 2014. We also occupy sales offices in Belgium, France, Italy and Spain comprising approximately 12,000 square feet under leases that expire through 2015.

We believe that our existing facilities are adequate for our current operational needs.

Item 3.	Legal Proceedings

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business. As required by Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we accrue a liability when we believe that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. The following is a discussion of our significant legal matters.

On June 4, 2008, the Company’s export subsidiary in the United Kingdom received a notification from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue a tax deficiency notice against the Company’s export subsidiary for the failure to pay value added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006, in an amount, including penalties, of approximately €25.4 million ($34.7 million at an exchange rate of €1.00/$1.37 as of December 15, 2008). The Company believes the tax assessment is without merit and has taken steps to contest the proposed assessment. The Company intends to defend this matter vigorously and will avail itself of all available defenses. We have not accrued any amount related to this contingent liability.

Inquiries and Related Litigation

Beginning in February 2008, independent counsel to the stock option and reserves and accruals special committees of our Board of Directors, accompanied by Company counsel, self-reported to the SEC as to the findings of independent investigations conducted by these committees. The SEC commenced a non-public fact-finding inquiry into our historical accounting practices. For information regarding all of the investigations and the Company’s reviews, the accounting errors and irregularities identified, and the related restatement adjustments, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investigations and Restatement and Note 3 to the consolidated financial statements included in Part II — Item 8 — Financial Statements and Supplementary Data. For a description of the material weaknesses in internal control over financial reporting identified by management as a result of the investigations and our internal reviews, and management’s plan to remediate those material weaknesses, see Part II — Item 9A — Controls and Procedures. The inquiry being conducted by the SEC is ongoing and we continue to cooperate with the SEC.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the periods presented in the table below, our common stock traded on the NASDAQ Global Market under the symbol “BELM.” The following table sets forth for the periods indicated the high and low sale prices of our common stock as reported by the NASDAQ Global Market.

	High	Low

2005
First quarter	$9.83	$7.46
Second quarter	10.11	7.11
Third quarter	11.00	8.59
Fourth quarter	10.55	6.62
2006
First quarter	$7.90	$5.65
Second quarter	6.93	4.83
Third quarter	5.42	4.21
Fourth quarter	7.50	5.06

Effective March 19, 2008, our common stock was suspended from trading on the NASDAQ Global Market and currently trades on the Pink OTC Market, or Pink Sheets, under the symbol “BELM.PK.” For additional information related to the delisting of our common stock, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — NASDAQ.

The graph below compares the cumulative 5-year total return of holders of Bell Micro’s common stock with the cumulative total returns of the S&P 500 index and the NYSE Arca Tech 100 index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2001 to December 31, 2006. Our stock price on December 31, 2006 was $7.05.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bell Microproducts Inc., The S&P 500 Index
And The NYSE Arca Tech 100 Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
Bell Microproducts Inc.	100.00	43.90	71.79	76.23	60.62	55.86
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
NYSE Arca Tech 100	100.00	66.56	93.89	98.24	103.64	109.32

The stock price performance described in this graph is not necessarily indicative of future stock price performance.

As of November 30, 2008, there were approximately 302 holders of record of our common stock (not including shares held in street name).

To date, we have paid no cash dividends to our shareholders. We have no plans to pay cash dividends in the future. Our line of credit agreements prohibit the payment of dividends or other distributions on any of our shares except dividends payable in our capital stock.

We did not sell any unregistered shares of our common stock during 2006, although we did issue approximately 1.72 million shares of our unregistered common stock as a part of our October 2, 2006 acquisition of ProSys. We have no stock repurchase program and did not repurchase any of our equity securities during the fiscal year ended December 31, 2006.

Item 6.	Selected Financial Data

The following information as of and for the years ended December 31, 2005, 2004, 2003 and 2002 has been restated to reflect adjustments to the Company’s financial statements as discussed in the Explanatory Note in the forepart of this Form 10-K, in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously-Issued Financial Statements of this Form 10-K and in Note 3, Restatement of Previously-Issued Financial Statements to the consolidated financial statements included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data of this Form 10-K. You should read the selected consolidated historical financial information set forth below along with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our restated audited consolidated financial statements included in Item 8, Consolidated Financial Statements and Supplementary Data of this Form 10-K.

The following selected consolidated financial data as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are derived from our restated unaudited consolidated financial statements not contained herein. The historical results do not necessarily indicate results expected for any future period.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously-filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon. The information presented in the following tables has been adjusted to reflect the restatement of our financial results which is more fully described in Note 3, Restatement of Previously-Issued Financial Statements, to the consolidated financial statements.

Five-Year Selected Financial Highlights:

	Years Ended December 31
	2006(1)(2)(3)(4)	2005(2)(3)(4)(5)	2004(3)(4)(5)	2003(4)(5)	2002(5)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$3,372,876	$3,139,250	$2,796,447	$2,216,988	$2,091,714
Cost of sales	3,098,135	2,923,476	2,582,915	2,052,839	1,912,351

Gross profit	274,741	215,774	213,532	164,149	179,363
Selling, general and administrative expense	238,166	198,023	189,506	159,711	170,946
Investigation and restatement-related costs	1,649	—	—	—	—
Impairment of goodwill and other intangibles	3,477	7,296	—	—	3,066
Restructuring costs	—	1,275	—	999	3,932

Total operating expenses	243,292	206,594	189,506	160,710	177,944
Operating income	31,449	9,180	24,026	3,439	1,419
Interest expense	29,456	22,190	17,144	16,639	17,721
Other expense (income), net	(2,848)	1,373	(251)	(564)	267

Income (loss) before income taxes	4,841	(14,383)	7,133	(12,636)	(16,569)
Provision for (benefit from) income taxes	27,948	1,265	4,298	(1,099)	(8,265)

Income (loss) before cumulative effect of change in accounting principle	(23,107)	(15,648)	2,835	(11,537)	(8,304)
Cumulative effect of accounting change, net (6)	—	—	—	—	(28,547)

Net income (loss)	$(23,107)	$(15,648)	$2,835	$(11,537)	$(36,851)

Net income (loss) per share:
Basic	$(0.75)	$(0.53)	$0.10	$(0.52)	$(1.92)

Diluted	$(0.75)	$(0.53)	$0.10	$(0.52)	$(1.92)

Shares used in per share calculation:
Basic	30,772	29,299	27,678	22,323	19,201

Diluted	30,772	29,299	28,522	22,323	19,201

(1)	Includes the results of operations of ProSys Information Systems since the acquisition of substantially all of its assets on October 2, 2006. See Note 4, Goodwill and Other Intangible Assets and Note 5, Acquisitions to the consolidated financial statements.

(2)	Includes the results of operations of MCE Group since acquisition on December 1, 2005 and Net Storage since acquisition on July 8, 2005. See Note 5, Acquisitions to the consolidated financial statements.

(3)	Includes the results of operations of OpenPSL Holdings Limited since acquisition on June 22, 2004. See Note 5, Acquisitions to the consolidated financial statements.

(4)	Includes the results of operations of EBM Mayorista S.A. de C.V. since acquisition on October 15, 2003. See Note 5, Acquisitions to the consolidated financial statements.

(5)	For more information regarding the investigation and findings relating to stock-based compensation practices and the restatement of stock based compensation and other items through June 30, 2006, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Restatement of Previously-Issued Financial Statements to the consolidated financial statements.

(6)	Includes charge pertaining to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in 2002.

	As of December 31
	2006	2005	2004	2003	2002
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)

Consolidated Balance Sheet Data
Working capital	$220,701	$216,941	$214,505	$142,391	$97,579
Goodwill	69,161	51,931	53,254	23,264	19,898
Total assets	1,044,815	890,753	807,950	678,256	582,831
Long-term debt	169,660	146,699	159,131	73,692	70,529
Shareholders’ equity	162,110	155,327	172,048	149,116	109,654

The following tables present the impact of the adjustments on our previously-reported consolidated statements of operations for the years ended December 31, 2003 and 2002:

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands, except for per share data)

Net sales	$2,230,287	$(13,299)	$2,216,988	$2,104,922	$(13,208)	$2,091,714
Cost of sales	2,062,194	(9,355)	2,052,839	1,926,366	(14,015)	1,912,351

Gross profit	168,093	(3,944)	164,149	178,556	807	179,363
Selling, general and administrative expense	155,710	4,001	159,711	165,624	5,322	170,946
Impairment of goodwill and other intangibles	—	—	—	—	3,066	3,066
Restructuring costs	1,383	(384)	999	5,688	(1,756)	3,932

Total operating expenses	157,093	3,617	160,710	171,312	6,632	177,944
Operating income (loss)	11,000	(7,561)	3,439	7,244	(5,825)	1,419
Interest expense	16,257	382	16,639	17,571	150	17,721
Other expense (income), net	(114)	(450)	(564)	(661)	928	267

Loss before income taxes	(5,143)	(7,493)	(12,636)	(9,666)	(6,903)	(16,569)
Benefit from income taxes	(669)	(430)	(1,099)	(2,612)	(5,653)	(8,265)

Loss before cumulative effect of change in accounting principle	(4,474)	(7,063)	(11,537)	(7,054)	(1,250)	(8,304)
Cumulative effect of accounting change, net	—	—	—	—	(28,547)	(28,547)

Net loss	$(4,474)	$(7,063)	$(11,537)	$(7,054)	$(29,797)	$(36,851)

Net loss per share:
Basic	$(0.20)	$(0.32)	$(0.52)	$(0.37)	$(1.55)	$(1.92)

Diluted	$(0.20)	$(0.32)	$(0.52)	$(0.37)	$(1.55)	$(1.92)

Shares used in per share calculation:
Basic	22,324		22,324	19,201		19,201

Diluted	22,324		22,324	19,201		19,201

The adjustments reflected in the table above include:

•	Net sales includes adjustments for gross vs. net revenue recognition and timing of revenue recognition.

•	Cost of sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition, inventory valuation and various accrued liabilities.

•	Selling, general and administrative expense includes adjustments for accounts receivable credit reversals, additional stock-based compensation expense, SERP, accounts receivable reserves, sales tax reserves and various accrued liabilities.

•	Interest expense includes adjustments in connection with derivative instruments and debt discount.

•	Other expense (income), net includes adjustments for various accrued liabilities and foreign currency gains and losses.

•	Benefit from income taxes includes adjustments to deferred tax assets, changes to transfer pricing reserves and income tax effects of other restatement adjustments.

The following tables present the impact of the adjustments on our previously-reported consolidated balance sheets as of December 31, 2004, 2003 and 2002 (in thousands):

	As of December 31, 2004
	Previously
	Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$13,294	$—	$13,294
Accounts receivable, net	376,017	(4,623)	371,394
Inventories	271,797	3,008	274,805
Prepaid expenses and other current assets	24,676	1,538	26,214

Total current assets	685,784	(77)	685,707
Property and equipment, net	42,805	761	43,566
Goodwill	92,605	(39,351)	53,254
Other intangibles, net	9,407	(3,677)	5,730
Other long term assets	9,988	9,705	19,693

TOTAL ASSETS	$840,589	$(32,639)	$807,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$31,380	$—	$31,380
Accounts payable	275,993	3,944	279,937
Borrowings under the line of credit	17,577	42,686	60,263
Current portion of long-term debt	12,183	(470)	11,713
Other accrued liabilities	72,164	15,745	87,909

Total current liabilities	409,297	61,905	471,202
Borrowings under lines of credit	42,686	(42,686)	—
Long-term debt, net of current portion	160,905	(1,774)	159,131
Other long-term liabilities	5,011	558	5,569

TOTAL LIABILITIES	617,899	18,003	635,902

Shareholders’ equity:
Common stock	171,625	7,889	179,514
Deferred compensation	(3,920)	(1,088)	(5,008)
Retained earnings (accumulated deficit)	32,174	(53,924)	(21,750)
Accumulated other comprehensive income	22,811	(3,519)	19,292

TOTAL SHAREHOLDERS’ EQUITY	222,690	(50,642)	172,048

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$840,589	$(32,639)	$807,950

The adjustments reflected in the table above include:

•	Accounts receivable, net includes adjustments for timing of revenue recognition, accounts receivable reserves, and reserves for sales returns and allowances.

•	Inventory includes adjustments for reversal of cost of sales for timing of revenue recognition, errors in purchase price allocations, and acquisition reserves.

•	Prepaid expenses and other current assets include adjustments for errors in purchase price allocations and to reclassify various accrued liabilities to current assets.

•	Property and equipment, net includes adjustments for errors in purchase price allocations and asset retirement obligations.

•	Goodwill includes adjustments for OpenPSL acquisition earnout, errors in purchase price allocations, acquisition reserves, goodwill impairment and goodwill translation.

•	Other intangibles, net include adjustments for intangible translation.

•	Other long term assets include adjustments for debt discount and SERP.

•	Accounts payable includes adjustments for vendor receivable reserves, reversal of payables associated with certain sales transactions repurchased, and recognition of co-operative marketing expenses.

•	Short-term notes payable and current portion of long-term notes payable includes adjustments for reclassification to other accrued liabilities.

•	Other accrued liabilities includes adjustments for accounts receivable credits previously written off, vendor receivable reserves, OpenPSL acquisition earnout, and various accrued liabilities.

•	Long-term notes payable includes adjustments for debt discount and derivative instruments.

•	Other long-term liabilities include adjustments for SERP and asset retirement obligations.

•	Common stock includes adjustments to record additional stock-based compensation expense.

•	Deferred compensation includes adjustments to record additional stock-based compensation expense.

•	Accumulated other comprehensive income includes adjustments for foreign currency translation.

	As of December 31, 2003
	Previously
	Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$4,904	$—	$4,904
Accounts receivable, net	309,905	(6,087)	303,818
Inventories	256,992	5,707	262,699
Prepaid expenses and other current assets	23,595	(702)	22,893

Total current assets	595,396	(1,082)	594,314
Property and equipment, net	43,545	633	44,178
Goodwill	60,236	(36,972)	23,264
Other intangibles, net	6,544	(3,680)	2,864
Other long term assets	7,278	6,358	13,636

TOTAL ASSETS	$712,999	$(34,743)	$678,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft.	$13,595	$—	$13,595
Accounts payable	236,899	(1,699)	235,200
Borrowings under the line of credit	3,009	127,416	130,425
Current portion of long-term debt	11,848	(213)	11,635
Other accrued liabilities	46,411	14,657	61,068

Total current liabilities	439,178	140,161	451,923
Borrowings under lines of credit	127,416	(127,416)	—
Long-term debt, net of current portion	77,608	(3,916)	73,692
Other long-term liabilities	2,803	722	3,525

TOTAL LIABILITIES	519,589	9,551	529,140

Shareholders’ equity:
Common stock	161,264	8,720	169,984
Deferred compensation	(4,013)	(3,430)	(7,443)
Retained earnings (accumulated deficit)	20,837	(45,422)	24,585
Accumulated other comprehensive income	15,322	(4,162)	11,160

TOTAL SHAREHOLDERS’ EQUITY	193,410	(44,294)	149,116

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$712,999	$(34,743)	$678,256

The adjustments reflected in the table above include:

•	Accounts receivable, net includes adjustments for timing of revenue recognition, accounts receivable reserves, and reserves for sales returns and allowances.

•	Inventory includes adjustments for reversal of cost of sales for timing of revenue recognition and errors in purchase price allocations.

•	Prepaid expenses and other current assets include adjustments for errors in purchase price allocations and to reclassify various accrued liabilities to current assets.

•	Property and equipment, net includes adjustments for errors in purchase price allocations and asset retirement obligations.

•	Goodwill includes adjustments for OpenPSL acquisition earnout, errors in purchase price allocations, goodwill impairment and goodwill translation.

•	Other intangibles, net include adjustments for intangible translation and impairment.

•	Other long term assets include adjustments for debt discount.

•	Accounts payable includes adjustments for vendor receivable reserves, reversal of payables associated with certain sales transactions repurchased, and recognition of co-operative marketing expenses.

•	Short-term notes payable and current portion of long-term notes payable includes adjustments for reclassification to other accrued liabilities.

•	Other accrued liabilities includes adjustments for accounts receivable credits previously written off, vendor receivable reserves, and various accrued liabilities.

•	Long-term notes payable includes adjustments for debt discount.

•	Other long-term liabilities include adjustments for SERP and asset retirement obligations.

•	Common stock includes adjustments to record additional stock-based compensation expense.

•	Deferred compensation includes adjustments to record additional stock-based compensation expense.

•	Accumulated other comprehensive income includes adjustments for foreign currency translation.

	As of December 31, 2002
	Previously
	Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$12,025	$—	$12,025
Accounts receivable, net	277,305	(3,269)	274,036
Inventories	182,775	3,977	186,752
Prepaid expenses and other current assets	23,786	141	23,927

Total current assets	495,891	849	496,740
Property and equipment, net	50,761	712	51,473
Goodwill	53,803	(33,905)	19,898
Other intangibles, net	6,006	(3,340)	2,666
Other long term assets	7,730	4,324	12,054

TOTAL ASSETS	$614,191	$(31,360)	$582,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211,881	$1,049	$212,930
Borrowings under the line of credit	7,919	100,555	108,474
Current portion of long-term debt	23,458	(3,142)	20,316
Other accrued liabilities	45,847	11,594	57,441

Total current liabilities	289,105	110,056	399,161
Borrowings under lines of credit	100,555	(100,555)	100,555
Long-term debt	75,500	(4,971)	70,529
Other long-term liabilities	3,182	305	3,487

TOTAL LIABILITIES	468,342	4,835	473,177

Shareholders’ equity:
Common stock	117,122	7,051	124,173
Deferred compensation	(1,234)	(2,758)	(3,992)
Retained earnings (accumulated deficit)	25,311	(38,359)	(13,048)
Accumulated other comprehensive income	4,650	(2,129)	2,521

TOTAL SHAREHOLDERS’ EQUITY	145,849	(36,195)	109,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$614,191	$(31,360)	$582,831

The adjustments reflected in the table above include:

•	Accounts receivable, net includes adjustments for accounts receivable reserves and reserves for sales returns and allowances.

•	Inventory includes adjustments for inventory valuation and reserves for sales returns and allowances.

•	Prepaid expenses and other current assets includes adjustments to reclassify various accrued liabilities to current assets.

•	Property and equipment, net includes adjustments for asset retirement obligations.

•	Goodwill includes adjustments for goodwill impairment and goodwill translation.

•	Other intangibles, net include adjustments for intangible impairment and translation.

•	Other long term assets include adjustments for debt discount.

•	Accounts payable includes adjustments for vendor receivable reserves.

•	Short-term notes payable and current portion of long-term notes payable includes adjustments for reclassification to other accrued liabilities.

•	Other accrued liabilities include adjustments for accounts receivable credits previously written off and vendor receivable reserves.

•	Long-term notes payable includes adjustments for debt discount.

•	Other long-term liabilities include adjustments for SERP and asset retirement obligations.

•	Common stock includes adjustments to record additional stock-based compensation expense.

•	Deferred compensation includes adjustments to record additional stock-based compensation expense.

•	Accumulated other comprehensive income includes adjustments for foreign currency translation.

Pro Forma Information under SFAS No. 123 for Years Prior to Fiscal 2004 (Unaudited)

If compensation expense for our various equity compensation plans had been determined based upon estimated fair values at the grant dates in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, our pro forma net income (loss), and basic and diluted income (loss) per share for stock options granted prior to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), for the years 1996 through 2003 would have been as follows (in thousands, except for per share data):

	Years Ended December 31
	2003	2002	2001	2000	1999	1998	1997	1996
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Net income (loss), as restated	$(11,537)	$(36,851)	$(25,678)	$14,436	$6,282	$5,212	$3,857	$7,854
Stock-based compensation expense included in reported net income (loss), net of tax	2,335	1,046	809	1,193	113	23	24	8
Stock-based compensation expense determined under the fair value method, net of tax	(5,532)	(5,598)	(6,873)	(3,350)	(1,000)	(628)	(755)	(699)

Pro forma net income (loss)	$(14,734)	$(41,403)	$(31,742)	$12,279	$5,395	$4,607	$3,126	$7,163

Basic income (loss) per share:
As reported	$(0.52)	$(1.92)	$(1.56)	$0.98	$0.46	$0.40	$0.30	$0.63
Pro forma	(0.66)	(2.16)	(1.92)	0.84	0.40	0.35	0.24	0.57
Diluted income (loss) per share:
As reported	(0.52)	(1.92)	(1.56)	0.91	0.46	0.39	0.29	0.62
Pro forma	(0.66)	(2.16)	(1.92)	0.78	0.40	0.35	0.24	0.57

For the years ended 2005 and 2004, refer to Note 9, Stock-Based Compensation Plans, to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE: This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based on our current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see Part 1 — Item 1A — Risk Factors.

Credit Agreement Covenants and Financial Statement Presentation

Our audited consolidated financial statements included in this report have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, maintaining compliance with the provisions of our existing credit agreements and, when necessary, our ability to renew such agreements and/or obtain alternative or additional financing. We have not generated consistent positive cash flows from operations in recent years. Accordingly, our compliance with the provisions of our existing credit agreements and our ability to obtain alternative or additional financing when needed are an important part of our ability to continue as a going concern.

Our credit agreements include a number of financial covenants. In particular, the credit agreements related to our 9% Senior Subordinated Notes payable to certain funds generally referred to as The Retirement Systems of Alabama (“RSA”) requires that we have a consolidated net worth of not less than $87.5 million at the end of each fiscal quarter. In addition, our agreement with Wachovia Capital Finance Corporation (Western) and the other lenders named therein requires that, beginning in the fourth quarter of 2008, we satisfy a minimum fixed-charge coverage ratio that requires us to have earnings before interest, income taxes, depreciation, amortization and restructuring charges (“EBITDA”) greater than or equal to payments we make for taxes, interest, capital expenditures and principal payments. The Company must satisfy the fixed-charge coverage ratio for the three-, six- and nine-month periods ending December 31, 2008, March 31, 2009 and June 30, 2009, respectively. Thereafter, the Company must satisfy the covenant for the 12-month period ending on the last day of each fiscal quarter. Although we have not completed our consolidated financial statements for the years ended December 31, 2007 and 2008, we presently expect that when we report to the RSA by February 19, 2009, our consolidated net worth will be less than $87.5 million at December 31, 2008, and when we report to Western by February 16, 2009 our EBITDA for the quarter ending December 31, 2008 will be significantly less than the payments we expect to make for taxes, interest, capital expenditures and principal payments during such quarter, due primarily to the costs incurred by us related to the restatement and foreign exchange losses. Accordingly, we expect that we will not be in compliance with these covenants at that time and will need to obtain waivers or amendments to the applicable credit agreements. We are currently in discussions with our lenders to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants. However, there can be no assurance that we will be able to obtain waivers or amendments, if necessary.

Certain of our credit agreements also include covenants regarding the delivery of our annual and quarterly consolidated financial statements to our lenders. We have not completed our consolidated financial statements for the year ended December 31, 2007 and for each quarterly period subsequent to December 31, 2006. Our credit agreements require us to provide to our lenders audited consolidated financial statements for the years ended December 31, 2007 and 2008 by March 31, 2009 and June 30, 2009, respectively. However, there can be no assurance that we will be able to meet the required financial statement deadlines.

If we do not satisfy the covenants in our credit agreements and are unable to obtain waivers or amendments, the lenders could declare a default under our credit agreements. Any default under our credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements, and would allow certain other lenders to exercise their rights and remedies under cross-default provisions. If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements. The acceleration of a significant portion of our indebtedness would have a material adverse effect on our business, liquidity and financial condition. Given our existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding our ability to continue as a going concern. Our audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties. See Liquidity and Capital Resources below for additional information.

Investigations and Restatement

On November 9, 2006, we announced that we had determined that we would be required to restate our consolidated financial statements for the first, second, third and fourth quarters of 2005, the first and second quarters of 2006 and the annual periods ended December 31, 2005 and 2004, and that those financial statements should no longer be relied upon. In addition, we announced that we had identified a material weakness in the Company’s internal control over financial reporting. Those conclusions reflected errors that had been identified regarding: (1) the accounting treatment of earnout payments to certain former shareholders of OpenPSL, which was acquired by the Company in June 2004; (2) errors in accounting for the foreign currency translation of a portion of the goodwill resulting from certain foreign acquisitions; and (3) errors in the accounting for certain accrued employment benefits relating to tax liabilities of the Company’s Brazilian subsidiary. Additionally, since that time, various accounting adjustments have been identified. See, Restatement Related to Various Accounting Adjustments, below.

While the Company was analyzing these accounting errors, the Company announced on January 12, 2007, that a Special Committee of the Board of Directors had been appointed to conduct an investigation of the Company’s stock-based compensation practices with the assistance of independent counsel and independent forensic accounting consultants. On May 22, 2007, we announced that the Special Committee had completed its investigation and analysis and concluded that available evidence did not adequately support our use of some stock option grant dates and that non-cash compensation expense adjustments and related cash and non-cash tax adjustments would be required. See, Investigation and Restatement Related to Stock-Based Compensation, below.

During the course of the stock-based compensation investigation, documents were identified that raised questions as to the Company’s historical accounting for certain reserves, accruals and other accounting estimates. In August 2007, our Board of Directors appointed a second Special Committee to review the reserve and accrual issues. This second Special Committee retained independent counsel and independent forensic accounting consultants to assist with the investigation. On May 12, 2008, we announced that the second Special Committee had concluded its investigation and had determined that accounting errors and irregularities had occurred in connection with the Company’s historical accounting for certain reserves, accruals and other accounting estimates. See, Investigation and Restatement Related to Certain Reserves, Accruals and Other Accounting Estimates, below.

During the course of its restatement work, an issue was identified relating to the accounting for certain vendor allowances in connection with sales transactions that contemplated the repurchase of products at the time of sale by the Company. The Audit Committee oversaw an investigation of the vendor allowance issue by the Company’s Director of Internal Audit, assisted by an independent forensic accounting consultant. That investigation concluded that the purpose of the underlying transactions was to obtain vendor allowances and, due to the absence of documentation evidencing vendors’ approval, that the allowances were incorrectly recorded in the Company’s historical consolidated financial statements. See, Investigation and Restatement Related to Vendor Allowances, below.

All of the investigations have now been completed and the results reported to the Board. The adjustments recorded in connection with these restatements may be aggregated as follows (in thousands):

			Retained
			Earnings
	Net Income (Loss)		(Deficit)
	Years Ended December 31		As of Jan. 1
	2005	2004	2004

As previously reported	$481	$11,337	$20,837
Adjustments:
Stock-Based Compensation	(1,115)	(1,532)	(6,245)
Certain Reserves, Accruals and Other Accounting Estimates:
Vendor receivable reserves	(4,212)	484	(780)
Other adjustments	(1,528)	(920)	(3,444)
Vendor Allowances	(838)	(3,951)	(3,444)
Various Accounting Adjustments:
Goodwill impairment	(7,296)	—	(31,613)
Customer credits	(704)	(604)	(10,763)
Acquisition earnout	(2,886)	(3,312)	—
Restructuring charges	5,933	—	—
Income taxes(1)	789	3,679	11,965
Other adjustments	(4,272)	(2,346)	(1,098)

Total adjustments	(16,129)	(8,502)	(45,422)

As adjusted	$(15,648)	$2,835	$(24,585)

(1)	Includes the tax effect of restatement adjustments.

Investigation and Restatement Related to Stock-Based Compensation

Background

In November 2006, the Company initiated an internal informal investigation of its historical stock-based compensation practices. At a special meeting of our Board of Directors on December 15, 2006, the Board created a special committee of three independent directors (the “Options Special Committee”) to investigate the documentation, practices and conduct pertaining to the granting of equity compensation awards during the period January 1, 1996 through December 31, 2006 (the “Review Period”).

The Options Special Committee was assisted by an independent law firm who retained independent forensic accountants. The investigation reviewed the facts and circumstances surrounding all stock-based compensation during the Review Period. The investigation team reviewed hard copy documents including the compensation plans and Board and Committee minutes; and conducted extensive electronic document searches of hard drives, Company databases and back-up tapes. Over 1.3 million electronic documents were collected with over 380,000 electronic documents reviewed for responsiveness and over 29,000 reviewed at a second level. Interviews of 35 current and former directors and officers, employees, consultants and legal counsel were conducted with some individuals being interviewed more than once.

Following is a summary description of the Company’s process pertaining to the granting of equity compensation awards to executive officers, non-officer employees and directors:

•	Executive Officer and Non-Officer Employee Grants — In general, stock option and restricted stock unit (“RSU”) grants were made to executive officers and non-officer employees for new hire, retention or promotion purposes. These grants were authorized by either the Board of Directors or its Compensation Committee, or in some cases both, pursuant to the terms of the 1988 Stock Plan or the 1998 Stock Option Plan. With respect to several grants, it was determined that there was partial or undocumented approval by either the Board of Directors or its Compensation Committee. The properly documented grants were evidenced by resolutions authorizing the grants and generally setting forth the names of the recipients and the number of options or RSUs granted to each individual.

•	Directors — Our 1993 Director Plan and 1998 Stock Plan include provisions under which non-employee members of our Board of Directors were entitled to receive automatic stock option grants. The 1993 Director Plan authorized an initial grant to all current non-employee members of the Board of Directors to be issued on the effective date of the plan, March 15, 1993, and newly-appointed non-employee directors thereafter were entitled to receive an automatic grant on the date of appointment. Further, the 1993 Director Plan provided that, beginning in 1996, each then current non-employee member of the Board of Directors would receive an automatic annual grant on March 15, the annual anniversary of the adoption of the Plan. The 1998 Stock Plan amended the annual grant date to be the date of our annual meeting of shareholders. Both plans specified that new director grants would occur automatically upon the initial appointment of a member of the Board of Directors.

Summary of Findings

In May 2007, the Options Special Committee completed its independent investigation and concluded that, among other things, available evidence did not adequately support our use of some stock option grant dates; it could not be ruled out that certain grant dates were probably selected with the benefit of hindsight on several occasions; personnel within the Company did not understand the appropriate accounting treatment of our stock-based compensation practices; and stock option administration and accounting policies were inadequate. The Options Special Committee, based on the available facts and circumstances, did not conclude that there was intentional misconduct or fraud associated with the granting and processing of stock options during the Review Period. The Options Special Committee recommended, to improve stock option administration and accounting policies, on-going training programs with respect to equity compensation awards and related accounting, improved minute taking and review, maintenance of written stock-based compensation grant policy, observance of Board meeting formalities, and a comprehensive Board committee charter review. We have implemented the Options Special Committee’s recommendations.

In accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123R, and consistent with the SEC staff’s Division of Corporation Finance January 2007 letter entitled: Sample Letter Sent in Response to Inquiries Related to Filing Restated Financial Statements for Errors in Accounting for Stock Option Grants, we organized the grants during the Review Period into categories based on grant type and the process by which the grant was finalized. We analyzed the evidence from the Options Special Committee’s investigation related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and witness interviews. Based on the relevant facts and circumstances, we determined that the original measurement dates used for accounting purposes (the “Recorded Grant Dates”) for some stock options and RSUs granted during the Review Period did not correspond to the closing price of our common stock on The NASDAQ Global Market on the appropriate measurement date. In the vast majority of such cases, the Recorded Grant Date preceded the appropriate measurement date and the stock price on the Recorded Grant Date was lower than the price on the appropriate measurement date. If the measurement date was not the Recorded Grant Date, adjustments were made as required, resulting in stock-based compensation expense and related tax effects as appropriate.

In addition to stock-based compensation expense in connection with certain stock option and RSU grants referred to above, we also determined that stock-based compensation expense should have been recorded for certain modifications that extended the period to exercise or accelerated stock option vesting. We have also recorded adjustments to the stock-based compensation expense originally associated with certain performance-based RSUs.

The errors identified during the Review Period generally fell into the following categories:

Option Grants

•	Grants with insufficient contemporaneous documentation. For certain stock option grants made primarily to executive officers or non-officer employees, we determined that there was insufficient contemporaneous documentation of the stated grant date. Included in this category were 47 executive officer grants (options to purchase approximately 2.1 million shares), 552 non-officer employee grants (options to purchase approximately 3.0 million shares), one initial grant and thirteen annual grants to non-employee directors (options to purchase approximately 100,000 shares). Although the applicable option plans provided that the grants to non-employee directors were to be automatic as described above, the Board of Directors or the Compensation Committee typically approved the grants.

•	Grants approved to be issued at any time during a pre-determined period. On eight occasions between 1997 and 2003, the Board of Directors or its Compensation Committee approved grants of stock options (options to purchase approximately 2.1 million shares) to be issued at any time during a pre-determined time period. Stock options were granted to employees (172 grants for approximately 1.4 million shares), executive officers (nine grants for approximately 600,000 shares) and newly elected members of the Board of Directors (two grants for 45,000 shares) under these arrangements. The selection of the specific grant date was delegated to the Chief Executive Officer. In each instance, the window commenced on the date of a Board meeting, the date of an acquisition or a new hire start date. We refer to these grants as “window grants.” Because we were unable to locate adequate documentary evidence of when the grant date was chosen, we revised the measurement dates for 177 grants (approximately 2.0 million shares) included in seven of the eight option granting actions to the last day of the window (which in each of the seven cases was a higher price). On one window granting action date, it was determined that the recorded grant date was appropriate.

•	Option grants requiring variable accounting. For nine grants to executive officers (options to purchase approximately 300,000 shares), we determined that the grants had been effectively cancelled and repriced, and therefore these grants should have been accounted for using variable accounting under the provisions of APB 25.

Modifications and Other Matters

•	Options requiring accounting adjustment for modifications including accelerated vesting and extended terms beyond the original vesting terms for exercise. We should have recorded stock-based compensation expense upon the acceleration of certain options and upon the extension of vesting of other options. In accordance with APB 25 and FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, stock-based compensation was recorded based upon the terms of such acceleration or extension.

•	Performance-based RSU grants that were accounted for incorrectly. For certain performance-based RSU grants, we determined that the Recorded Grant Date was incorrect. The grant date should have generally been the date it was known that all performance criteria were met, but we had incorrectly recorded certain grant dates based upon the approval date by the Board of Directors or its Compensation Committee. Included in these grants were four executive officer grants (255,000 shares) and 17 non-officer employee grants (162,000 shares).

•	RSU grants were determined to have insufficient documentation of the Recorded Grant Date. For one RSU grant made to an executive officer (25,000 shares), we determined that there was insufficient documentation of the Recorded Grant Date.

•	Timing issues related to the recognition of compensation for RSU grants. For certain RSU grants, we determined that errors were made in the timing of the recorded compensation expense.

The following table sets forth the number of stock option and RSU grants during the Review Period along with those with measurement date changes and options subject to variable accounting:

						Total
				Measurement	Variable	Affected	% Affected
	Options	RSUs	Total	Date Changes	Accounting	Grants	Grants

Grants to:
Officers	124	25	149	61	9	70	47.0%
Non-Officer Employees	1,202	228	1,430	735	—	735	51.4%
Directors	61	7	68	16	—	16	23.5%

Total Grants	1,387	260	1,647	812	9	821	49.8%

Corrected pre-tax stock-based incremental compensation expense recorded during the period January 1, 1996 through June 30, 2006 consisted of (in thousands):

		Non-Officer
	Officers	Employees	Directors	Total

Stock option and RSU grants:
Measurement date changes:
Insufficient documentation of the grant date exists	$2,777	$2,467	$147	$5,391
Grants approved to be issued at any time during a pre-determined period (“window grants”)	64	889	4	957
Variable accounting	511	2	—	513

Total stock option grants	3,352	3,358	151	6,861
Modifications and RSU grants	1,339	440	13	1,792

Total	$4,691	$3,798	$164	$8,653

	Stock			Adjustment to
	Compensation	Pre-Tax	Tax	Net Income
Fiscal Year	as Reported	Adjustments	Benefit	(Loss)

1996	$—	$14	$(6)	$8
1997	—	40	(16)	24
1998	—	36	(13)	23
1999	—	182	(69)	113
2000	—	1,915	(722)	1,193
2001	—	1,282	(474)	808
2002	91	1,572	(617)	955
2003	1,151	1,204	(19)	1,185

Cumulative effect at December 31, 2003	1,242	6,245	(1,936)	4,309

2004	1,428	1,532	(1,184)	348
2005	1,505	1,115	(1,048)	67
2006 (through June 30, 2006)	1,618	(239)	96	(143)

Total	$5,793	$8,653	$(4,072)	$4,581

Adjustments Identified

As described above, following the independent investigation by the Options Special Committee, we determined the correct measurement dates to be used for financial accounting purposes for stock-based compensation made in prior periods, and we have recorded additional stock-based compensation expense and related charges, including tax effects. These adjustments resulted in the aggregate pre-tax stock-based compensation adjustments and related income tax benefits identified above for the period January 1, 1996 through June 30, 2006. The amounts recorded as a result of measurement date changes have been recognized over the vesting periods of the underlying awards. The amounts recorded as a result of modifications that extended the exercise period or accelerated the vesting have been recognized on the date the extension or acceleration of the vesting term occurred.

Payroll Taxes, Interest and Penalties

Under U.S. tax regulations, incentive stock options (“ISOs”) may not be granted with an exercise price less than the fair market value of the underlying common stock on the date of grant. Therefore, stock option grants which were originally intended to qualify as ISO grants and be accorded ISO tax treatment, whereby the option is generally not subject to income tax upon exercise, could not be treated in such a manner. These stock options are referred to as “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll-related withholding taxes on the exercise of the Affected ISOs granted to U.S. employees, as well as penalties and interest for failing to properly withhold taxes upon the exercise of those options. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. In subsequent periods in which the liabilities were legally extinguished due to the expiration of statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of operations. The fluctuations in payroll taxes, interest and penalties are the result of: (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of statutes of limitations. The net outstanding tax liability at December 31, 2006 for this potential disqualification of ISO tax treatment for option awards totaled $0.1 million.

Investigation and Restatement Related to Certain Reserves, Accruals and Other Accounting Estimates

Background

During the course of the stock-based compensation investigation, documents were identified that raised issues as to the Company’s historical accounting for certain reserves, accruals and other accounting estimates. On August 31, 2007, our Board of Directors appointed a special committee of independent directors (the “Reserves Special Committee”), consisting of the Audit Committee and our Lead Independent Director, to review the reserves and accruals issue, with a principal focus on reserve and accrual accounting for our 2005 fiscal year. The Reserves Special Committee was assisted by an independent law firm who retained independent forensic accountants. The investigation team collected and reviewed over 29,000 hard copy documents including general ledger and journal entry data, quarterly review binders, closing binders, internal control documentation, Board and Committee books and minutes, phone records and reserve and accruals roll-forwards and analyses; and conducted extensive electronic document searches of hard drives, Company files and documents, and exchange servers. Over 2.5 million electronic documents were collected with over 560,000 documents reviewed for responsiveness and over 23,000 reviewed at a second level. Interviews of 26 individuals were conducted with some individuals being interviewed more than once.

On January 9, 2008, we announced that based on its review to date, the Reserves Special Committee had determined that errors had occurred in connection with our historical accounting for certain reserves, accruals, and other accounting estimates, and that, based on the information reviewed by the Reserves Special Committee to date, it had concluded that the identified errors were the result of inadequate financial supervision and inappropriate judgments on matters of accounting principles and policies. As a result, the Reserves Special Committee instructed the Company to expand its review of the Company’s historical accounting for certain reserves, accruals, and other accounting estimates to the period from December 31, 2003 to June 30, 2006. Accordingly, we announced that the restatement of our financial statements would also include corrections of these accounting errors.

Summary of Findings

On May 12, 2008, we announced that the Reserves Special Committee had concluded its investigation and determined that accounting errors and irregularities occurred in connection with our historical accounting for certain reserves and accruals, caused by: (i) accounting decisions and entries that appear to have been directed at achieving financial results consistent with external estimates; (ii) erroneous or unsupported judgments regarding the proper application of generally accepted accounting principles (“GAAP”); and/or (iii) inadequate supervision of employees involved in the accounting process. The Reserves Special Committee also recommended that the Company’s internal GAAP expertise be improved, GAAP training for the worldwide finance group, development of written policies and procedures for the reserve estimate process, and other training, enhancements and changes to our control environment designed to ensure that our consolidated financial statements are accurate and our internal controls over financial reporting are strengthened. In addition, the Reserves Special Committee made certain recommendations with respect to accounting and financial reporting personnel, including additional new hires, expanded training and, in some circumstances, the reassignment or the acceptance of the resignations of certain employees. We are in the process of implementing the Reserves Special Committee’s recommendations.

Following the conclusion of the Reserves Special Committee investigation, we performed additional reviews on our accounting for certain reserves and accruals as part of the Company’s restatement of its financial statements. As a result, we identified additional adjustments to our accounting for our reserves and accruals.

Adjustments Identified

As described above, we were directed by the Reserves Special Committee to review reserves, accruals and other accounting estimates for the period from December 31, 2003 to June 30, 2006. This review included analysis of the record of the Reserves Special Committee’s investigation as well as other documents and data collected by the Company to determine whether there were errors in the accounting for certain reserve and accrual items. The adjustments identified in regards to the issues identified by the Reserves Special Committee and in the Company’s review are as follows:

•	Vendor receivable reserves — We receive funds from vendors for price protection, product rebates, marketing, promotions, infrastructure reimbursement and competitive pricing programs. These amounts are recorded as a vendor receivable with a corresponding reduction to inventories, cost of sales, or selling, general and administrative expense, depending on the nature of the program. Vendor receivables are generally collected through vendor authorized reductions to our accounts payable, and reserves are established for vendor receivables that are determined to be uncollectible. For certain vendor receivable reserves recorded in prior periods, we determined that insufficient contemporaneous documentation of the recorded reserves existed.

•	Other adjustments — We recorded additional correcting adjustments through June 30, 2006 pertaining to errors in reserves and accruals, including: (i) calculations that did not agree with the recorded balances, (ii) amounts for which we determined that insufficient documentation existed, and (iii) amounts that were recorded based upon inconsistent or improper judgments determined not to be in compliance with GAAP. These adjustments were made to various accounts, including accounts receivable reserves, reserves for sales returns and allowances, inventory valuation, reserves recorded in acquisition, and various accrued liabilities.

Investigation and Restatement Related to Vendor Allowances

Background

From December 2002 through June 2007, but principally during 2003 and 2004, we engaged in certain transactions whereby product was sold to and subsequently repurchased from the same customer within a short period of time. These transactions included sales of products that were: (1) shipped to customers and returned to us, (2) shipped to customers and in turn shipped by the customer to another Company location, or (3) not shipped to the customer. In most but not all cases, sales and accounting personnel identified that these were not final sales, and entries were recorded to reverse the revenue and cost of sales related to the transaction prior to period end financial reporting. However, the Company did not adjust the vendor allowances recorded as a result of those transactions. In March 2008, the Director of Internal Audit initiated a review into these transactions, and subsequently an investigation was performed under the supervision of our Audit Committee as part of its continuing oversight of our restatement of our financial statements.

Summary of Findings

The investigation concluded that these transactions contemplated repurchase at the time of sale by us and were conducted for the purpose of obtaining vendor allowances, such as credits pertaining to product rebates and meet-competition programs. Further, it was concluded that such allowances were incorrectly recognized in the Company’s historical financial statements due to the absence of documentation evidencing vendor’s approval. The amount of the incorrectly recognized allowances over the December 2002 through December 2005 period was approximately $8.2 million.

As a result, in connection with the restatement, we have recorded correcting adjustments to reduce the revenue and related cost of goods sold for those transactions for which revenue was erroneously recognized. In addition, correcting adjustments were recorded to defer recognition of the vendor allowances obtained in the identified transactions until a release or similar agreement was received from the applicable vendors. We have received such an agreement from the three vendors identified in this investigation. We anticipate recognizing the related vendor allowances in the quarter we entered into the applicable release agreement.

Restatement Related to Various Accounting Adjustments

Background

As a result of issues identified during the preparation of our 2006 third quarter financial statements, we identified errors related to: (i) the accounting treatment of earnout payments to certain former shareholders of OpenPSL, a June 2004 acquisition by the Company; (ii) errors in accounting for the foreign currency translation of a portion of the goodwill resulting from certain foreign acquisitions; and (iii) errors in the accounting for certain accrued employee benefits relating to employment tax liability of our Brazilian subsidiary. Subsequently, we identified numerous additional errors (in addition to those initial accounting issues described above).

Adjustments Identified

Following are the recorded adjustments pertaining to various accounting issues:

•	Goodwill impairment — Historically, we prepared our consolidated financial statements based upon a determination that we had one reportable segment under the provisions of SFAS 131, and one reporting unit under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We have subsequently concluded that we incorrectly applied the provisions of SFAS 142 related to the identification of reporting units when it first became effective in 2002. We concluded that as of January 1, 2002, we had eleven operating segments under SFAS 131 and eleven reporting units under SFAS 142. We have recorded correcting adjustments to recognize goodwill impairment based upon eleven reporting units since the inception of SFAS 142 through June 30, 2006.

•	Customer credits — We determined that certain customer credits (amounts recorded as owed to customers) had been incorrectly recognized as income in prior periods. To correct this error, we recorded adjustments to increase accrued liabilities and increase operating expenses.

•	Acquisition earnout — We previously recorded earnout payments made to the OpenPSL shareholders after the acquisition as additional goodwill related to the acquisition. We subsequently determined that such payments should have been recorded as compensation expense. Accordingly, we have recorded correcting adjustments to reflect the contingent consideration as compensation expense.

•	Restructuring charges — We previously recorded a restructuring charge for prospective lease payments and property taxes associated with excess warehouse space in the United Kingdom. We subsequently determined that the restructuring charge did not meet the requirements to record such a charge pursuant to the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Dispose Activities (“SFAS 146”). The Company has recorded an adjustment to correct the restructuring charge taken and the related restructuring liability and to record the expense in the periods incurred.

•	Income taxes — We determined that several correcting entries were required to adjust the income tax provision recorded in prior periods. These included adjustments: (i) to record deferred tax assets related to certain foreign based subsidiaries; (ii) to reflect changes to previously-recorded deferred tax assets which were calculated using improper tax rates; (iii) to record a valuation allowance on deferred tax assets at December 31, 2005 in order to reduce the estimated future tax benefit related to certain foreign tax credits that management does not believe is more likely than not to be realized; (iv) transfer pricing reserves; and (v) to record the income tax effects of other restatement entries.

•	Other adjustments — We also recorded a number of other correcting adjustments, including correcting adjustments pertaining to the timing of revenue recognition, the reversal of sales transactions pursuant to which products were repurchased, the recognition of co-operative marketing expenses, the recognition of extended warranty revenue and related costs, social employment taxes in Brazil, purchase price allocations, warranty reserves, certain foreign currency gains and losses, Supplemental Executive Retirement Plan, debt discount, asset retirement obligations, derivative instruments and certain accruals.

The following summarizes the accounting adjustments for the years 1996 through December 31, 2005 (in thousands):

	Pre-Tax Adjustments
		Reserves,
		Accruals		Various
	Stock-Based	and Other	Vendor	Accounting	Total Pre-Tax	Provision for	Total
Fiscal Year	Compensation	Estimates	Allowances	Adjustments	Adjustments	Income Taxes	Adjustments

1996	$(14)	$—	$—	$—	$(14)	$6	$(8)
1997	(40)	(27)	—	(1,338)	(1,405)	573	(832)
1998	(36)	(12)	—	(1,406)	(1,454)	591	(863)
1999	(182)	6	—	(1,039)	(1,215)	459	(756)
2000	(1,915)	(363)	—	(1,775)	(4,053)	1,251	(2,802)
2001	(1,282)	(1,946)	—	(3,276)	(6,504)	3,203	(3,301)
2002	(1,572)	636	(106)	(34,409)	(35,451)	5,654	(29,797)
2003	(1,204)	(2,518)	(3,339)	(230)	(7,291)	228	(7,063)

Cumulative effect at December 31, 2003	(6,245)	(4,224)	(3,444)	(43,474)	(57,387)	11,965	(45,422)

2004	(1,532)	(436)	(3,951)	(6,262)	(12,181)	3,679	(8,502)
2005	(1,115)	(5,740)	(838)	(9,225)	(16,918)	789	(16,129)

Total	$(8,892)	$(10,400)	$(8,233)	$(58,961)	$(86,486)	$16,433	$(70,053)

NASDAQ Delisting

Background

On November 20, 2006, we received a NASDAQ Staff Determination notice stating that we were not in compliance with the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) due to the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. We subsequently requested and were granted a hearing before the NASDAQ Listing Qualifications Panel (the “Qualifications Panel”), which granted our request for an extension for continued listing until May 22, 2007. We appealed this extension, and the NASDAQ Listing and Hearing Review Council (“Listing Council”) notified us that the delisting decision of the Qualifications Panel had been stayed.

On August 23, 2007, we received the decision of the Listing Council on our appeal of the decision of the Qualifications Panel. The Listing Council determined that the Qualifications Panel’s decision to grant our request for continued listing on the NASDAQ Stock Market and to extend, until May 22, 2007, the time for us to become compliant with NASDAQ’s continued listing requirements, was appropriate at the time that it was rendered. In addition, the Listing Council granted us an extension, until October 22, 2007, to become compliant with NASDAQ’s continued listing requirements.

On October 17, 2007, we received notification that the Board of Directors of the NASDAQ Stock Market (the “NASDAQ Board”) had called the August 23, 2007 decision of the Listing Council for review, and stayed the decision to suspend our securities from trading, pending further consideration by the NASDAQ Board.

On January 8, 2008, we received an additional Staff Determination Notice from the NASDAQ Stock Market, stating that we were not in compliance with the requirements for continued listing pursuant to NASDAQ Marketplace Rules 4350(e) and 4350(g) because we did not hold an annual meeting of our shareholders within one year after the end of our 2006 fiscal year nor did we solicit proxies and provide proxy statements.

On January 18, 2008, we received notification of the decision of the NASDAQ Board granting us an additional extension, until March 17, 2008, to become compliant with NASDAQ’s continued listing requirements.

Delisting

Our final extension expired on March 17, 2008 and on March 18, 2008, we were notified that the NASDAQ Board would not grant us additional time to comply with the continued listing requirements and that our common stock would be suspended from trading on NASDAQ as of the opening of business on March 19, 2008. Upon our delisting from NASDAQ, our common stock has been quoted on the Pink OTC Market, or Pink Sheets, under the ticker symbol “BELM.PK.”

Cost of Investigation and Restatement Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the special committee investigations, our internal review and the preparation of the restated filings and related consolidated financial statements. These expenses were approximately $1.6 million in aggregate as of December 31, 2006. We have incurred additional expenses of approximately $69.8 million through November 30, 2008. In addition, we paid the holders of our 3.75% Notes an 8.5% special interest payment of $9.4 million in the first quarter of 2007 in exchange for a waiver of covenants related to the provision of audited financial statements, and we have paid additional waiver-related fees of $1.7 million. We expect to continue to incur significant expense in connection with completing our periodic reports through the time we are current in our SEC periodic report filings.

As a result of our failure to timely file Exchange Act reports with the SEC, as well as our determination that previously-filed financial statements should no longer be relied upon, our registration statements on Form S-8 are no longer current. Because certain outstanding options were to expire during the period in which no Form S-8 was effective, we have extended the exercise period for these options to allow for a 30-day period to exercise options after we become current with our SEC filings.

Critical Accounting Policies and Estimates

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies require significant judgments regarding assumptions and estimates used in the preparation of our consolidated financial statements. Actual results could differ from these estimates.

Revenue Recognition

Generally, we recognize product revenue when the following conditions are met: (1) we have received a firm customer order, (2) the goods have been shipped and title and risk of loss have passed to the buyer, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Sales revenue is recorded net of estimated discounts, rebates and estimated returns. We recognize service revenue as the services are performed, and the related costs are expensed as incurred, unless installation is not essential to the functionality.

Certain customer arrangements require evaluation of the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), in determining whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as agency fees. Generally, when we are primarily obligated in a transaction, revenue is recorded gross. Other factors that we consider in determining whether to recognize revenue on a gross versus net basis include our assumption of general and physical inventory risk, our latitude in establishing prices, our discretion in selecting suppliers, our determination of product or service specifications, our involvement in the provision of services and our assumption of credit risk. When we conclude that we are not primarily obligated, we record the net amount earned as agency fees.

We enter into multiple-element revenue arrangements, which may include any combination of services, extended warranty, and hardware. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are met for each element and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

Shipping and handling costs charged to customers are included in net sales and the associated expense is recorded in cost of sales for all periods presented.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We evaluate the collectibility of our accounts receivable based on a combination of factors. Collection risks are mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor changes in business operations and to respond accordingly. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.

Customer credits are recorded pertaining to price protection programs, rebate programs, promotions and product returns and are recorded to offset the customer receivable. When applicable, credits are extinguished when the customer applies them to their receivable or the Company is legally released from being the primary obligor under the liability.

Inventories

Inventories are stated at the lower of cost or market. Cost is generally determined by the first-in, first-out (“FIFO”) method. Market is based on estimated net realizable value. The Company assesses the valuation of its inventory on a quarterly basis and periodically writes down the value for estimated excess and obsolete inventory based on estimates about future demand, actual usage and current market value. Once inventory is written down, a new cost basis is established.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units, based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

Compensation expense for all stock-based awards granted on or prior to December 31, 2005 is recognized under APB 25 using the accelerated multiple-option approach, while compensation expense for all stock-based awards, except performance-based restricted stock unit grants, granted subsequent to December 31, 2005, is recognized under SFAS 123R using the straight-line single option method. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant.

Accounting for Income Taxes

In calculating our income tax expense, management makes certain estimates and judgments for financial statement purposes that affect the recognition of tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, a valuation allowance would be provided against these deferred tax assets in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

At December 31, 2006, there was no provision for U.S. income tax for undistributed earnings as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35% subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

We provide for potential income tax liabilities that could result from examinations of prior and current year tax returns if the incurrence of the income tax liability is probable and the amount of loss is reasonably estimable.

The amount of income tax we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue requires significant judgment. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and result in an increased effective income tax rate in the quarter the impairment is recorded. Amortization expense associated with acquired intangible assets is not tax deductible; however, deferred tax liabilities have been recorded for non-deductible amortization expense as part of the purchase price allocations. In establishing the related deferred tax liabilities, we have taken into account the allocation of these identified intangibles among different taxing jurisdictions. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as an adjustment to goodwill.

Goodwill

SFAS 142 requires goodwill to be tested for impairment and written down (when impaired) on an annual basis and between annual tests in certain circumstances. SFAS 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

In accordance with SFAS 142, the Company reviews the carrying amount of goodwill for each reporting unit annually at December 31. Additionally, the Company performs an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Such circumstances may include internal changes, such as changes to the Company’s strategic plan and financial position, or external changes, such as changes to the competitive and economic circumstances. Determining the fair value of a reporting unit involves the use of significant judgment, estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. When a possible impairment for a reporting unit is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of the net assets of the operating segment excluding goodwill to the total fair value. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

Long-Lived Assets and Other Intangible Assets

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

Other intangible assets consist of non-compete agreements, intellectual property, and contractual and non-contractual customer relationships obtained in acquisitions. These assets are included within other assets within the consolidated balance sheets and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets ranging from three to 20 years and using the straight-line method. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

Acquisitions

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), we account for business combinations using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.

The purchase price allocation process requires an analysis of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, we include that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated and should not otherwise be expensed according to the provisions of SFAS 141. The results of operations of the acquired business are included in our consolidated financial statements from the respective date of acquisition.

Restructuring and Related Impairment Costs

Severance and benefit costs have been recorded in accordance with Statement of Financial Accounting Standards No. 112, Employer’s Accounting for Post-employment Benefits (“SFAS 112”), as we have concluded that we had a substantive severance plan based on past restructuring actions in many of the geographic areas in which we operated. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable. We apply the provisions of SFAS 146, relating to one-time termination benefits to both (1) severance activities in geographic areas where we do not have a substantive severance plan and (2) situations in which the severance benefits offered to employees within a given geographic area are in excess of those offered under prior restructuring plans. Severance costs accounted for under SFAS 146 are recognized when management, having the appropriate authorization, has committed to a restructuring plan and has communicated those actions to employees. Our estimate of severance and benefit costs assumptions are subjective as they are based on estimates of employee attrition and assumptions about future business opportunities.

In accordance with SFAS 146, the estimated loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment, less the present value of any estimated sublease income. In order to estimate future sublease income, we engage real estate brokers to estimate the length of time to sublease a facility and the amount of rent we can expect to receive. Estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities, such as general economic conditions and the real estate market, among others. Other exit costs include costs to consolidate facilities or close facilities and relocate employees. A liability for these costs is recorded at its fair value in the period in which the liability is incurred. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure the accruals are still appropriate.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business (such as, legal matters). We consider the likelihood of the loss occurring and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of, any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether any such accruals should be adjusted. Such revisions in the estimates of the potential loss contingencies could have a material impact on our consolidated results of operations, financial position and cash flows.

Vendor Programs

We receive funds from vendors for price protection, product rebates, marketing, promotions, infrastructure reimbursement and competitive pricing programs. These amounts are recorded as a vendor receivable with a corresponding reduction to inventories, cost of sales, or selling, general and administrative expense, depending on the nature of the program. Vendor receivables are generally collected through vendor authorized reductions to our accounts payable, and reserves are established for vendor receivables that are determined to be uncollectible. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)

Net sales	100.0%	100.0%	100.0%
Cost of sales	91.9	93.1	92.3

Gross profit	8.1	6.9	7.7
Operating expenses:
Selling, general and administrative	7.0	6.4	6.8
Investigation and restatement-related costs	0.1	—	—
Impairment of goodwill and other intangibles	0.1	0.2	—
Restructuring costs	—	—	—

Total operating expenses	7.2	6.6	6.8

Operating income	0.9	0.3	0.9
Interest expense	0.9	0.7	0.6
Other expense (income), net	(0.1)	0.1	—

Income (loss) before income taxes	0.1	(0.5)	0.3
Provision for income taxes	0.8	—	0.2

Net income (loss)	(0.7)%	(0.5)%	0.1%

Major Customers

No customer accounted for more than 10% of consolidated net sales in 2006, 2005 or 2004. Our top ten customers accounted for 11% of consolidated net sales in 2006, 13% of consolidated net sales in 2005 and 15% of consolidated net sales in 2004. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of our consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.

We believe our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed by our customers. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our consolidated results of operations may be materially adversely affected.

SFAS 131 establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining allocation of resources and assessing performance. Under the criteria of SFAS 131, we have 12 operating segments and five reportable segments. We have restated the accompanying segment disclosures for all periods presented to disaggregate our previous reports which contained one reportable segment to the five reportable segments summarized below based on the Company’s conclusion that it had incorrectly applied the provisions of SFAS 131 related to the determination of operating segments.

The Company’s segment information consists of the following reportable segments:

US Distribution
Europe Distribution
Europe Enterprise
Latin America Export
Other

The “Other” segment includes certain operations in North America (ProSys, Total Tec, Rorke Data and Canada) and certain in-country operations in Latin America (Brazil, Chile and Mexico).

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Net sales by segment and geographic region for the years ended December 31, 2006 and 2005 were as follows (dollars in thousands):

					Change
	Years Ended December 31					% of Net
Net Sales by Segment	2006		2005		$	Sales
			(Restated)

US Distribution	$1,043,188	30.9%	$1,160,567	37.0%	$(117,379)	(10.1)%
Europe Distribution	1,206,270	35.8	1,120,283	35.7	85,987	7.7
Europe Enterprise	276,748	8.2	230,800	7.3	45,948	19.9
Latin America Export	325,082	9.6	266,090	8.5	58,992	22.2
Other	521,588	15.5	361,510	11.5	160,078	44.3

Total	$3,372,876	100.0%	$3,139,250	100.0%	$233,626	7.4%

					Change
	Years Ended December 31					% of Net
Net Sales by Region	2006		2005		$	Sales
			(Restated)

North America	$1,483,593	44.0%	$1,468,712	46.8%	$14,881	1.0%
Europe	1,483,018	44.0	1,351,083	43.0	131,935	9.8
Latin America(1)	406,265	12.0	319,455	10.2	86,810	27.2

Total	$3,372,876	100.0%	$3,139,250	100.0%	$233,626	7.4%

(1)	Latin America net sales includes sales from Latin America Export to countries in Latin America, primarily Brazil, Mexico, Argentina and Chile. The geographic net sales for Latin America does not represent the net sales for reportable segment Latin America Export.

Consolidated net sales increased 7.4% in 2006 to $3.4 billion from $3.1 billion, primarily attributable to increases in other segment revenue of approximately $160.1 million, Europe Distribution sales of $86.0 million, Europe Enterprise sales of $46.0 million and Latin America Export sales of $59.0 million, offset by a decrease in US Distribution sales of $117.4 million. The $117.4 million decrease in US Distribution net sales was due to decreased demand in the system builder market and our strategic decision to move away from certain high volume low margin business in that region. Net sales for Europe Distribution and Europe Enterprise increased by 7.7% and 19.9% respectively, in 2006, as compared to 2005, due to increased sales volumes and the strengthening of the Euro and British Pound against the U.S. dollar. The increase in Latin America Export net sales is due to an increase in our export business. Other segment revenue increased by $160.1 million in 2006 when compared to 2005, primarily attributable to $73.2 million of net sales resulting from our October 2006 acquisition of ProSys and $24.9 million of net sales for Net Storage, which we acquired in July 2005. In addition, other segment revenue was positively impacted by a $4.7 million foreign currency translation gain and an increase in our export business.

Gross Profit

Gross profit for the years ended December 31, 2006 and 2005 was as follows (dollars in thousands):

	Years Ended				Change
Gross Profit by Segment	2006		2005		$	%
			(Restated)

US Distribution	$89,472	32.6%	$78,998	36.6%	$10,474	13.3%
Europe Distribution	70,660	25.7	54,165	25.1	16,495	30.5
Europe Enterprise	31,598	11.5	26,005	12.1	5,593	21.5
Latin America Export	16,444	6.0	14,068	6.5	2,376	16.9
Other	66,567	24.2	42,538	19.7	24,029	56.5

Total	$274,741	100.0%	$215,774	100.0%	$58,967	27.3%

Gross profit was $274.7 million or 8.1% of consolidated net sales in 2006, as compared to $215.8 million or 6.9% of consolidated net sales in 2005. The $59.0 million increase in gross profit was due primarily to growth of our higher margin OEM business and discontinuance of certain lower margin business in Europe. In addition, the gross profit increase in 2006 is also attributable to higher margin businesses acquired in July 2005 (Net Storage) and October 2006 (ProSys).

Selling, General and Administrative (SG&A) Expense

SG&A expense for the years ended December 31, 2006 and 2005 was as follows (dollars in thousands):

	Years Ended		Change
	2006	2005	$	%
		(Restated)

SG&A Expense	$238,166	$198,023	$40,143	20.3%
Percentage of Net Sales	7.0%	6.3%	—	—

The increase in SG&A expense in 2006 over 2005 was primarily attributable to approximately $22.1 million of administrative expense associated with the 2006 acquisition of ProSys and the acquisitions of MCE and Net Storage in 2005. In addition, there was an increase in salaries and commissions of $21.8 million primarily attributable to increased headcount and higher sales volume.

Investigation and Restatement-Related Costs

Approximately $1.6 million of investigation and restatement-related costs were incurred in 2006 as a result of fees paid to external auditors and outside advisors for investigation related activities and the restatement of our historical financial statements.

Impairment of Goodwill and Other Intangibles

We recorded impairment of goodwill and other intangibles of $3.5 million in 2006 related primarily to the Canada reporting unit and $7.3 million in 2005 related to the Mexico and Europe Distribution reporting unit.

The carrying value of goodwill is based on fair value estimates on projected financial information which management believes to be reasonable. The valuation methodology used to estimate the fair value of the Company and its reporting units considers the market capitalization of the Company, requires inputs and assumptions that reflect market conditions as well as management judgment.

The market value of the Company’s common stock was $7.05 on December 29, 2006, the last trading day in the year ended December 31, 2006. Through November 30, 2008, the Company’s common stock has traded as low as $0.36 per share. We will continue to monitor the estimates of fair value for our reporting units and there will likely be circumstances in future periods that will require us to recognize a future impairment loss on all or a portion of our recorded goodwill and possibly other intangible assets.

Restructuring Costs

In the fourth quarter of 2005, we implemented a restructuring plan for our European operations and, as a result, we incurred restructuring costs of $1.3 million during that quarter. These costs consisted primarily of severance and benefits costs of $1.0 million for involuntary employee terminations and $0.3 million related to the closure of our operation in Sweden. As a part of this restructuring plan, we terminated 58 sales, marketing and support employees in the United Kingdom and other locations in Europe. There were no restructuring costs in 2006.

Interest Expense

Interest expense for the years ended December 31, 2006 and 2005 was as follows (dollars in thousands):

	Years Ended		Change
	2006	2005	$	%
		(Restated)

Interest Expense	$29,456	$22,190	$7,266	32.7%
Percentage of Net Sales	0.9%	0.7%	—	—

The increase in interest expense in 2006 over 2005 was primarily attributable to increased interest expense resulting from higher average interest rates and increased borrowings in 2006 to finance working capital requirements and the acquisitions of Net Storage and ProSys. Our weighted average borrowings in 2006 were $391.8 million compared to $326.6 million in 2005. The average interest rate in 2006 was 6.5% compared to 5.8% in 2005.

Other Expense (Income), Net

Other expense (income), net for the years ended December 31, 2006 and 2005 was as follows (dollars in thousands):

	Years Ended		Change
	2006	2005	$	%
		(Restated)

Other Expense (Income), Net	$(2,848)	$1,373	$(4,221)	(307.4)%
Percentage of Net Sales	(0.1)%	—	—	—

The change in other expense (income), net in 2006 over 2005 was primarily attributable to a gain of $2.0 million due to foreign currency transactions in 2006 as compared to a foreign currency transaction loss of $1.5 million in 2005.

Income Taxes

The provision for income taxes for the years ended December 31, 2006 and 2005 was as follows (dollars in thousands):

	Years Ended
	2006	2005
		(Restated)

Provision for Income Taxes	$27,948	$1,265
Effective Tax Provision Rate	577.3%	(8.8)%

The increase in the income tax provision in 2006 over 2005 was primarily attributable to the establishment of a valuation allowance of $23.1 million against substantially all of our U.S. deferred tax assets, non-deductible foreign charges and other adjustments.

The Company’s gross deferred tax assets as of December 31, 2006 were $48.4 million which primarily consists of reserve items and net operating losses. Of this amount, a valuation allowance of $32.3 million was recorded against the assets. The Company recorded a substantial valuation allowance against U.S. deferred tax assets in 2006 as management does not believe it is more likely than not that the deferred tax assets will be realized. At

December 31, 2006, management believes that it is not practicable to determine the Company’s tax liability that might arise from the repatriation of foreign earnings.

We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes worldwide. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on the extent to which additional reserves and interest will be due. These reserves are established when, despite our belief that its tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained upon review by certain tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our income tax provision and effective tax rate are primarily impacted by, among other factors, the statutory tax rates in the countries in which we operate and the related level of income generated by our global operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales by segment and geographic region for the years ended December 31, 2005 and 2004 were as follows (dollars in thousands):

	Years Ended				Change
Net Sales by Segment	2005		2004		$	%
	(Restated)		(Restated)

US Distribution	$1,160,567	37.0%	$974,886	34.9%	$185,681	19.0%
Europe Distribution	1,120,283	35.7	1,174,733	42.0	(54,450)	(4.6)
Europe Enterprise	230,800	7.3	126,601	4.5	104,199	82.3
Latin America Export	266,090	8.5	248,631	8.9	17,459	7.0
Other	361,510	11.5	271,596	9.7	89,914	33.1

Total	$3,139,250	100.0%	$2,796,447	100.0%	$342,803	12.3%

The increase in consolidated net sales of $342.8 million was attributable primarily to higher components and peripheral product sales in North America, higher Canadian Distribution sales and the growth of Europe Enterprise sales from the OpenPSL acquisition in June 2004. The US sales growth was due to higher solutions and component products sales. Europe Distribution net sales decreased by $54.5 million or 4.6% when comparing 2005 to the corresponding period in 2004. The decrease in Europe Distribution sales was primarily due to challenges with our Ideal Hardware business, weaker economic conditions in the markets in which we operate, significant reductions in vendor incentives in some of our key product lines and an increase in the strength of the U.S. dollar relative to the Euro and British Pound. OpenPSL contributed $230.8 million to our Europe Enterprise net sales in 2005 and $126.6 million in 2004. Latin America Export sales increased 7.0% due to an increase in our export business. Other net sales increased $89.9 million or 33.1% in 2005 when compared to 2004.

Gross Profit

Gross profit for the years ended December 31, 2005 and 2004 was as follows (dollars in thousands):

	Years Ended				Change
Gross Profit (Loss) by Segment	2005		2004		$	%
	(Restated)		(Restated)

US Distribution	$78,998	36.6%	$74,683	35.0%	$4,315	5.8%
Europe Distribution	54,165	25.1	72,930	34.2	(18,765)	(25.7)
Europe Enterprise	26,005	12.1	18,645	8.7	7,360	39.5
Latin America Export	14,068	6.5	12,266	5.7	1,802	14.7
Other	42,538	19.7	35,008	16.4	7,530	21.5

Total	$215,774	100.0%	$213,532	100.0%	$2,242	1.0%

Our gross profit for 2005 was $215.8 million, an increase of $2.2 million or 1.0% from 2004. The increase in gross profit was primarily due to an increase in sales volume and the acquisition of OpenPSL in June 2004.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the years ended December 31, 2005 and 2004 was as follows (dollars in thousands):

	Years Ended		Change
	2005	2004	$	%
	(Restated)	(Restated)

SG&A Expense	$198,023	$189,506	$8,517	4.5%
Percentage of Net Sales	6.3%	6.8%	—	—

The increase in SG&A expense in 2005 over 2004 was primarily due to an increase in administrative expense attributable to our acquisitions of OpenPSL in June of 2004 and Net Storage in July of 2005 and sales volume related increases in US Distribution. These increases were substantially offset by cost reductions in our European distribution operation.

Impairment of Goodwill and Other Intangibles

The carrying value of goodwill is based on fair value estimates on projected financial information that management believes to be reasonable. The valuation methodology used to estimate the fair value of the Company and its reporting units considers the market capitalization of the Company, requires inputs and assumptions that reflect market conditions as well as management judgment.

We recorded impairment of goodwill and other intangibles of $7.3 million in 2005 related to the Mexico and Europe Distribution reporting units. There were no impairment charges in 2004.

Restructuring Costs

In the fourth quarter of 2005, we implemented a restructuring plan for our European operations and, as a result, we incurred restructuring costs of $1.3 million during that quarter. These costs consisted primarily of severance and benefits costs of $1.0 million for involuntary employee terminations and $0.3 million related to the closure of our operation in Sweden. As a part of this restructuring plan, we terminated 58 sales, marketing and support employees in the United Kingdom and other locations in Europe. There were no restructuring costs in 2004.

Interest Expense

Interest expense for the years ended December 31, 2005 and 2004 were as follows (dollars in thousands):

	Years Ended		Change
	2005	2004	$	%
	(Restated)	(Restated)

Interest Expense	$22,190	$17,144	$5,046	29.4%
Percentage of Net Sales	0.7%	0.6%	—	—

The change in interest expense in 2005 over 2004 was primarily attributable to increased bank borrowings during 2005 for worldwide working capital purposes and the acquisition of Net Storage. The weighted average borrowings in 2005 were $326.6 million compared to $279.7 million in 2004. The average interest rate in 2005 was 5.8% compared to 5.5% in 2004.

Other Expense (Income), Net

Other expense (income), net for the years ended December 31, 2005 and 2004 was as follows (dollars in thousands):

	Years Ended		Change
	2005	2004	$	%
	(Restated)	(Restated)

Other Expense (Income), Net	$1,373	$(251)	$1,634	650.0%
Percentage of Net Sales	—%	—%	—	—

The change in net other expense (income), net in 2005 over 2004 was primarily attributable to a loss of $1.5 million for foreign currency transactions in 2005 as compared to a gain of approximately $0.8 million in 2004.

Income Taxes

Our income tax provision for the years ended December 31, 2005 and 2004 were as follows (dollars in thousands):

	Years Ended
	2005	2004
	(Restated)	(Restated)

Provision for Income Taxes	$1,265	$4,298
Effective Tax Provision Rate	(8.8)%	60.3%

The decrease in our income tax provision in 2005 over 2004 was primarily attributable to the net loss recorded in 2005 compared to net income in 2004. During 2005, we recognized an income tax expense of $1.5 million related to the establishment of certain valuation allowance reserves. The establishment of a valuation allowance is primarily related to foreign tax credits of $2.0 million, as management does not believe it is more likely than not to realize the benefit of the credits due to limited foreign source income. In addition, we recognized $1.5 million in tax expenses in foreign jurisdictions primarily related to non-deductible impairment charges. The provision recorded in 2004 primarily relates to non-deductible foreign restatement items, other restatement adjustments and additional reserve adjustments. During 2004, we also recorded an income tax expense of $1.6 million related to non-deductible foreign restatement items. During 2004, we recognized $2.0 million of income tax benefit related to a release of previously established valuation allowances in foreign jurisdictions. At December 31, 2006, management believes it is not practicable to determine the Company’s tax liability that might arise from the repatriation of foreign earnings.

The Company’s gross deferred tax assets as of December 31, 2005 were $45.2 million which primarily consists of accrual items and net operating losses. Of this amount, a valuation allowance of $8.0 million was recorded against the assets.

We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes worldwide.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on the extent to which additional reserves and interest will be due. These reserves are established when, despite our belief that its tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained upon review by the relevant tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for (benefit from) income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our income tax provision and effective tax rate are primarily impacted by, among other factors, the statutory tax rates in the countries in which we operate and the related level of income generated by our global operations.

LIQUIDITY AND CAPITAL RESOURCES

Our audited consolidated financial statements included in this report have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, maintaining compliance with the provisions of our existing credit agreements and, when necessary, our ability to renew such agreements and/or obtain alternative or additional financing. We have not generated consistent positive cash flows from operations in recent years. Accordingly, our compliance with the provisions of our existing credit agreements and our ability to obtain alternative or additional financing when needed are an important part of our ability to continue as a going concern.

In recent years, we have funded our working capital requirements principally through borrowings under bank lines of credit and subordinated term loans. Working capital requirements have included the financing of increases in inventory and accounts receivable resulting from sales growth, and the financing of certain acquisitions.

Our cash and cash equivalents totaled $26.6 million and $30.2 million at December 31, 2006 and December 31, 2005, respectively. Our cash and cash equivalents totaled $53.9 million at November 30, 2008.

To date, we have not paid cash dividends to our shareholders and we do not plan to pay cash dividends in the future. Our credit agreements prohibit the payment of dividends or other distributions on any of our shares except dividends payable with our capital stock.

We expect to satisfy our anticipated cash needs for operations and capital requirements through December 31, 2009 using existing cash, anticipated cash flows generated from operations, and borrowings under our existing lines of credit. Our ability to borrow under our lines of credit is dependent upon our ability to satisfy the financial covenants in our credit agreements.

Our credit agreements include a number of financial covenants. In particular, the credit agreements related to our 9% Senior Subordinated Notes payable to certain funds generally referred to as The Retirement Systems of Alabama (“RSA”) requires that we have a consolidated net worth of not less than $87.5 million at the end of each fiscal quarter. In addition, our agreement with Wachovia Capital Finance Corporation (Western) and the other lenders named therein requires that we satisfy a minimum fixed-charge coverage ratio that requires us to have earnings before interest, income taxes, depreciation, amortization and restructuring charges (“EBITDA”) greater than or equal to payments we make for taxes, interest, capital expenditures and principal payments. The Company must satisfy the fixed-charge coverage ratio covenant for the three-, six- and nine-month periods ending December 31, 2008, March 31, 2009 and June 30, 2009, respectively. Thereafter, the Company must satisfy the covenant for the 12-month period ending on the last day of each fiscal quarter. As well, the credit agreement related to our GE Commercial Distribution Finance facility requires our ProSys subsidiary to maintain an operating profit margin of not less than 0.5% of ProSys sales on a 12-month rolling basis, maintain a ratio of debt to tangible net worth of not more than six to one measured as of the last day of each fiscal quarter and maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ending on the last day of each fiscal quarter of not more than four to one. Although we have not completed our consolidated financial statements for the years ended December 31, 2007 and 2008, we presently expect that when we report to the RSA by February 19, 2009 our consolidated net worth will be less than $87.5 million at December 31, 2008, when we report to Western by February 16, 2009 our EBITDA for the quarter ending December 31, 2008 will be significantly less than the payments we expect to make for taxes, interest, capital expenditures and principal payments during such quarter, due primarily to the costs incurred by the Company related to the restatement and foreign exchange losses, and when we report to GE Commercial Distribution Finance by January 31, 2009 we presently expect that our ProSys subsidiary’s operating profit margin for the 12 months ended June 30, 2007 will be less than 0.5% of ProSys sales, its ratio of debt to tangible net worth at June 30, 2007 will be more than six to one and its ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ended on June 30, 2007 will be more than four to one. Accordingly, we expect that we will not be in compliance with these covenants at that time and will need to obtain waivers or amendments to the applicable credit agreements. We are currently in discussions with our lenders to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants. However, there can be no assurance that we will be able to obtain waivers or amendments, if necessary.

Certain of our credit agreements also include covenants regarding the delivery of our annual and quarterly consolidated financial statements to our lenders. We have not delivered our consolidated financial statements for the year ended December 31, 2007 and for each quarterly period subsequent to December 31, 2006, although we have obtained waivers from our lenders. Currently, our credit agreements require us to provide to our lenders audited consolidated financial statements for the years ended December 31, 2007 and 2008 by March 31, 2009 and June 30, 2009, respectively. However, there can be no assurance that we will be able to meet the required financial statement deadlines.

If we do not satisfy the covenants in our credit agreements and are unable to obtain waivers or amendments, the lenders could declare a default under our credit agreements. Any default under our credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements, and would allow certain other lenders to exercise their rights and remedies under cross-default provisions. If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements. The acceleration of a significant portion of our indebtedness would have a material adverse effect on our business, liquidity and financial condition. Given our existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding our ability to continue as a going concern. Our audited consolidated financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties.

The following table presents the balances and certain terms of our indebtedness as of December 15, 2008 (amounts in thousands).

	Maximum
	Facility	Amount		Interest
	Amount	Outstanding		Rate(g)	Maturity

Lines of credit:
Western Facility(a)	$204,000	$137,279		4.50%	September 2010
BOA Facility(a)	£76,000	$41,552		4.41%	October 2011
GE Facility(a)	$80,000	$36,642	(b)	<1.00%	—(c)
IBM Facility GbmH	$30,000	$28,729		5.09%	—(d)
IBM Facility Europe	€8,000	€8,000		6.94%	December 2008(e)
Intel Facility	$2,508	$2,508		0.00%	March 2009
Notes:
Convertible Notes	—	$110,859	(f)	3.75%	March 2024
2008 Notes — RSA	—	$53,150	(f)	9.00%	December 2013
2006 Notes — RSA	—	$32,371	(b)(f)	9.00%	August 2013

(a)	The maximum borrowings under these lines of credit are limited to a percentage of the value of eligible accounts receivable and inventory (for the GE Facility, only eligible inventory). At December 15, 2008, our available borrowings under these lines of credit were $25.4 million in the United States and $24.9 million in Europe. Funds cannot be transferred between geographies.

(b)	Relates to the acquisition, or outstanding obligations, of ProSys, which was acquired in October 2006.

(c)	Facility may be terminated by either party upon 30 days notice. If the facility is terminated, all amounts outstanding would be due at the end of the 30-day notice period.

(d)	Facility may be terminated by either party upon six weeks notice. If the facility is terminated, all amounts outstanding would be due at the end of the six-week notice period.

(e)	Repayment of $5.5 million (at an exchange rate of €1.00/$1.37 as of December 15, 2008) is due December 31, 2008 and the remainder is due no later than February 28, 2009. See IBM Facilities below for further discussion.

(f)	Includes accrued interest.

(g)	Interest rates under the lines of credit represent the average interest rates for November 2008.

Western Facility

On May 14, 2001, we entered into a loan and security agreement with Congress Financial Corporation (Western), which is now known as Wachovia Capital Finance Corporation (Western), as agent for lenders under a revolving line of credit (the “Western Facility”). On November 7, 2006, we entered into an amendment to the Western Facility which increased the line of credit from $125.0 million to $150.0 million, and extended the maturity date to September 20, 2010. On September 29, 2008, we amended and restated the Western Facility and increased the line of credit to a maximum amount of $204.0 million, but did not change the maturity date. The maximum amount of borrowings on the amended Western Facility is determined based on a percentage of eligible accounts receivable and inventory less $15 million. The amended Western Facility provided that we must pay, in full, all of the obligations and other amounts due under the Wachovia Facility. As of September 29, 2008, approximately $69.6 million outstanding under the Wachovia Facility was repaid in full and the $120.0 million Wachovia Facility was terminated.

Borrowings under the Western Facility bear interest at Wachovia’s prime rate plus a margin of between 0.0% to 0.5%, based on a percentage of unused availability. For borrowings under the Western Facility in excess of $105.0 million, we pay a one-time fee of 0.25%. At our option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which would bear interest at the adjusted Eurodollar rate plus a margin of between 1.50% to 2.00%, based on a percentage of unused availability. We also pay an unused line fee equal to 0.25% per annum of the unused portion of the Western Facility, subject to certain adjustments. The weighted average interest rate on outstanding borrowings under the Western Facility during the years ended December 31, 2006 and 2005 was 7.15% and 5.95%, respectively, and the balances outstanding at December 31, 2006 and 2005 were $43.0 million and $18.3 million, respectively.

Our obligations under the Western Facility are collateralized by substantially all of the assets of the Company and our North and South American subsidiaries, other than ProSys. The Western Facility requires us to meet certain financial covenant tests and to comply with certain other covenants, including restrictions on the incurrence of debt and liens, mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments, achievement of a fixed-charge ratio for certain fiscal periods (beginning in the fourth quarter of 2008, we are required to have earnings before interest, income taxes, depreciation, amortization and restructuring charges in the quarter greater than or equal to payments we make for taxes, interest, capital expenditures and principal payments during such quarter) and the requirement that we provide audited financials to the lenders within a prescribed time period after the close of its fiscal year. Upon any event of default, the lenders may demand immediate payment of the balance outstanding. An event of default includes the failure to pay any obligations when due, failure to perform any of the terms, covenants, conditions or provisions of the agreement and such failure continues for fifteen days. We presently expect that when we report to Western by February 16, 2009, our earnings before interest, income taxes, depreciation, amortization and restructuring charges for the quarter ending December 31, 2008 will be significantly less than the payments we expect to make for taxes, interest, capital expenditures and principal payments during such quarter due primarily to the costs we incurred related to our restatement and to foreign exchange losses.

The Western Facility currently provides that we are required to provide audited consolidated financial statements with respect to our 2007 fiscal year no later than March 31, 2009, and with respect to our 2008 fiscal year, we are required to deliver audited consolidated financial statements on or before June 30, 2009.

Wachovia Facility

On December 28, 2005, we entered into the Wachovia Facility with Wachovia Bank, National Association. On November 7, 2006, we entered into an amendment to the Wachovia Facility whereby the maturity date of the facility was extended to September 20, 2009. Under the Wachovia Facility, we sell or contribute all of our receivables to a consolidated special purpose bankruptcy-remote entity named Bell Microproducts Funding Corporation (“Funding”), a wholly-owned subsidiary. Funding obtains financing from the lenders collateralized by these receivables. The maximum principal amount available under the Wachovia Facility is $120.0 million. The interest rate on advances made by the lenders is the cost of lenders’ commercial paper plus 80 basis points. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the Wachovia Facility. The cash flows from the collections of the receivables is used to purchase new receivables, to pay amounts to the lenders, to pay other amounts owed, and to make dividend distributions (subject at all times to Funding maintaining a required capital amount). Including the program fee, the average interest rate on outstanding borrowings under the Wachovia Facility for the years ended December 31, 2006 and 2005 was 5.99% and 4.24%, respectively, and the balances outstanding at December 31, 2006 and 2005 were $92.6 million and $89.4 million, respectively. The Wachovia Facility requires Funding (and in certain circumstances, the Company) to meet certain financial covenant tests and to comply with certain other covenants including the timely provision of audited financial statements, restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy. Upon any event of default the lenders may demand immediate payment of the balance outstanding. An event of default includes failure to pay any obligations when due and such failure continues for two consecutive days or failure to perform any of the terms, covenants, conditions or provisions of the agreement and such failure continues for ten days. We are obligated to provide the lenders audited financial statements within ninety days following the close of the fiscal year, as well as monthly unaudited financial information. We received a waiver of this requirement from the lenders through September 30, 2008. On September 29, 2008, we terminated the Wachovia Facility and paid the outstanding balance with proceeds from the amended Western Facility.

IBM Facilities

On December 1, 2005, in connection with the acquisition of MCE, we entered into a short-term financing agreement with IBM Deutschland Kreditbank GmbH (“IBM”) for up to $25.0 million. In March 2006, the limit was increased to $30.0 million. The loan is collateralized by substantially all of our German subsidiary’s assets as well as cross-company guarantees of our European subsidiaries and bears interest at LIBOR or Euribor plus 2.00%, depending on the currency of the advance. The average interest rate on outstanding borrowings for the year ended December 31, 2006 was 7.1%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. If the facility is terminated, all amounts would be due at the end of the six-week period. The balance outstanding on this facility at December 31, 2006 and 2005 was $20.2 million and $18.9 million, respectively, including interest payable.

Also on December 1, 2005, we entered into another short-term financing agreement with IBM for €6.5 million ($8.6 million at the exchange rate on December 31, 2006 of $1.32/€1.00). In May 2006, the agreement was amended to increase the available financing to €8.0 million ($10.6 million at the exchange rate on December 31, 2006 of $1.32/€1.00). The loan is collateralized by substantially all of our German subsidiary’s assets as well as cross-company guarantees of our European subsidiaries and bears interest at Euribor plus 3.85%. The average interest rate on outstanding borrowings for the year ended December 31, 2006 was 6.8%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding on this facility at December 31, 2006 and 2005 was $10.6 million and $7.7 million, respectively, including interest payable. On November 11, 2008 we received notice from IBM that they would terminate this line of credit as of December 31, 2008, and all amounts due thereunder, which as of November 11, 2008 was approximately €8.0 million, would be due on that date. Subsequently, on December 5, 2008 we entered into an agreement with IBM permitting repayment of €4.0 million by December 31, 2008 and the remainder no later than February 28, 2009.

Bank of America Facility

On December 2, 2002, Bell Micro Limited, a wholly-owned subsidiary of the Company, entered into the Bank of America Facility arranged by Bank of America, National Association, as agent, to provide a revolving line of credit facility of up to £75 million. The maximum amount of borrowings on the Bank of America facility is determined based on a percentage of eligible accounts receivable and inventory. On October 20, 2005, the agreement was amended to extend the maturity date to October 20, 2008 and reduce the facility to £60 million ($117.6 million at the exchange rate on December 31, 2006 of $1.96/£1.00), increasing to £80 million ($156.8 million at the exchange rate on December 31, 2006 of $1.96/£1.00) at our option. On May 21, 2008, the agreement was amended to extend the termination date of the facility to October 20, 2011 and decrease the size of the facility from £80 million to £76 million ($149.0 million at the exchange rate on December 31, 2006 of $1.96/£1.00). At Bell Micro Limited’s option, all or any portion of the outstanding borrowings may be converted to a LIBOR revolving loan. Borrowings under the line of credit bear interest at Bank of America’s base rate or the LIBOR rate, as applicable, plus a margin of between 1.75% to 3.0%, based on certain financial measurements. The average interest rates on the outstanding borrowings under the revolving line of credit during the year ended December 31, 2006, 2005 and 2004 were 5.93%, 6.33% and 5.89%, respectively, and the balances outstanding at December 31, 2006 and 2005 were $31.5 million and none, respectively. Obligations of Bell Micro Limited under the revolving line of credit are collateralized by substantially all of the assets of Bell Micro Limited and its European subsidiaries. The revolving line of credit requires Bell Micro Limited to meet certain financial covenant tests (including maintaining an Adjusted Tangible Net Worth at the end of each quarter of not less than £26.9 million) and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. On August 6, 2008, Bell Micro Limited executed a letter agreement with Bank of America, as Agent for the Bank of America Facility, under the terms of which the lenders agreed to extend the time for the delivery of the audited consolidated financial statements of the Bell Micro Limited and its subsidiary companies to June 30, 2009 for the 2007 fiscal year.

GE Commercial Distribution Finance Facility

In connection with the acquisition of ProSys, we entered into a credit facility arrangement managed by GE Commercial Distribution Finance (“CDF”) which currently permits borrowings of up to $80.0 million, including an accounts receivable facility, a supplemental inventory facility, and a floorplan credit facility. ProSys is required to pay interest to CDF on the daily contract balance at a rate equal to LIBOR plus 3.10%. In 2006, the floorplan facility contained an interest-free period and ProSys repaid substantially all amounts within that time. Under these credit facilities, ProSys has granted CDF a lien on substantially all of its assets. The credit facility has a two year term with annual renewals thereafter but may be terminated by either party with notice. The balance outstanding at December 31, 2006 was $26.2 million and was related solely to inventory floor plan financing. The facility contains a number of financial covenants, including covenants requiring the ProSys subsidiary to maintain an operating profit margin of not less than 0.5% of sales on a 12-month rolling basis, the maintenance of a ratio of debt to tangible net worth of not more than six to one measured as of the last day of each fiscal quarter and maintenance of a ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ending on the last day of each fiscal quarter of not more than four to one. Although we have not completed our consolidated financial statements for the year ended December 31, 2007, we presently expect that our ProSys subsidiary’s operating profit margin for the 12 months ended June 30, 2007 will be less than 0.5% of ProSys sales, its ratio of debt to tangible net worth at June 30, 2007 will be more than six to one and its ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ended on June 30, 2007 will be more than four to one. We are currently in discussions with CDF to obtain a waiver.

Intel Corporation Facility

On March 30, 2006, we entered into the Working Capital Facility with Intel Corporation to provide a line of credit up to $3.0 million. The Working Capital Facility is non-interest bearing and has a one-year term with subsequent annual renewals, but may be terminated by Intel at any time. We are required to meet certain program eligibility requirements including compliance with our distribution agreement with Intel. The balance outstanding at December 31, 2006 was $3.0 million. In May 2008, the line of credit was reduced to $1.9 million, and subsequently increased to $2.5 million in November 2008.

IFN Financing BV

We entered into a credit agreement with IFN Finance BV which was amended in December 2004 to reduce its $7.5 million in short-term financing capacity to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 4.5%, and continues indefinitely until terminated by either party upon 90 days notice. At December 31, 2006, the facility was in effect and there was no balance outstanding at that date. The agreement was terminated in December 2006.

Convertible Notes

On March 5, 2004, we completed a private offering of $110.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2024 (the “Old Notes”). On December 20, 2004, we completed its offer to exchange newly issued 3.75% Convertible Subordinated Notes, Series B due 2024 (the “New Notes”) for an equal amount of our outstanding Old Notes. Approximately 99.9% of the total principal amount of Old Notes outstanding were tendered in exchange for an equal principal amount of New Notes.

The New Notes mature on March 5, 2024 and bear interest at the rate of 3.75% per year on the principal amount, payable semi-annually on March 5 and September 5, which began on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, we will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (1) the principal amount of each New Note to be converted and (2) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.96 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Under the terms of the New Notes, holders have the right to convert their notes upon the occurrence of certain events, including if the closing price of our common stock exceeds a certain threshold for at least 20 of the last 30 days in preceding fiscal quarters and upon specified corporate transactions, as described in more detail in the prospectus filed in connection with the exchange offer. The applicable stock price is the average of the closing sales prices of our common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, we will be required to deliver to holders upon conversion, at their option, (1) a number of shares of its common stock, (2) cash, or (3) a combination of cash and shares of our common stock in an amount calculated as described in the prospectus filed by us in connection with the exchange offer. In lieu of paying cash and shares of its common stock upon conversion, we may direct the conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by us for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (1) a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares, or (2) cash or (3) a combination of cash and shares of the Company’s common stock. Any New Notes exchanged by the designated institution will remain outstanding.

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

We may be required to purchase for cash all or a portion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the New Notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date. Upon any event of default, the lender may demand immediate payment of the balance outstanding. An event of default includes the failure to pay any interest or principal when due, failure to perform any of the terms, covenants, conditions or provisions of the agreement including timely filing of financial reports and such failure continues for 30 days. As noted above, we have not timely filed reports with the SEC for periods subsequent to June 30, 2006. Our failure to timely file the required SEC reports resulted in a default under the indentures governing the New Notes. We have a 30-day period from the date notice of the default was received in which to cure this breach or it would have become an event of default that would have given holders of the New Notes the right to accelerate the maturity of the New Notes, which would have resulted in the full amount of principal and accrued interest on the New Notes becoming immediately due and payable.

On December 7, 2006, we sought and, on December 19, 2006, obtained consents from holders of the New Notes for the waiver of certain defaults related to the late filing of its Form 10-Q for the quarter ended September 30, 2006 and certain proposed amendments to the indentures governing the New Notes that eliminated covenants related to the filing of our periodic reports with the SEC and the delivery of such reports to the trustee for the New Notes. The proposed waiver to the Indentures required the consent of holders of a majority in aggregate principal amount of the New Notes outstanding and the waiver and amendment were effective upon all holders of the New Notes. In exchange for the consent to the waiver and amendment, we paid holders of the New Notes an initial consent fee of $5.00 for each $1,000 principal amount of New Notes for which consents were obtained. The initial consent fee of $0.6 million was paid to holders of the New Notes in December 2006 and charged to interest expense. If we did not commence a cash tender offer for the New Notes on or before February 28, 2007, to redeem all validly tendered New Notes at a price of at least $1,000 for each $1,000 principal amount of New Notes, we were required to pay holders of the New Notes for which consents to the waiver and amendment were obtained, an additional fee of $85.00 for each $1,000 principal amount of New Notes. We did not initiate the tender and on March 4, 2007, an aggregate of $9.4 million was paid to the holders of the New Notes, which amount will be charged to interest expense in 2007.

9% Senior Subordinated Notes Payable to RSA issued in 2000

On July 6, 2000, and as amended on May 3, 2004, we entered into a facility under which we issued $180.0 million of subordinated debt to The Teacher’s Retirement System of Alabama (“RSA”) and one of its affiliated funds (the “2000 Notes”). The 2000 Notes were comprised of $80.0 million bearing interest at 9.125%, which was repaid in May 2001; and $100.0 million bearing interest at 9.0%, payable in semi-annual interest and principal payments with semi-annual principal installments commencing on December 31, 2000 of $3.5 million, $4.4 million commencing December 31, 2007, $5.1 million due December 31, 2009, and a final payment of $8.5 million on June 30, 2010. The 2000 Notes were collateralized by a second lien on substantially all of the Company’s and its subsidiaries’ North American and South American assets. We must meet certain financial covenant tests on a quarterly basis (including maintaining a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. Upon any event of default the lender may demand immediate payment of the balance outstanding. An event of default includes failure to pay any obligation when due, or any failure to observe any covenant, obligation, condition or provision of the agreement if such failure continues for 15 days. On June 30, 2008 the balance of the 2000 Notes was $26.7 million. Effective June 30, 2008, we entered into the 2008 Notes with the lenders that consolidated the 2000 Notes and the 2007 Notes.

9% Senior Subordinated Notes Payable to RSA issued in 2006

On October 2, 2006, we borrowed $35.0 million from the RSA and one of its affiliated funds in connection with our acquisition of ProSys (the “2006 Notes”). The 2006 Notes bear interest at 9% and are in the form of two notes, one for $23.0 million and a second for $12.0 million, both due August 1, 2013. The notes are collateralized by ProSys shares and all tangible and intangible assets of the ProSys business, other than those assets pledged to GE Commercial Distribution Finance. The balances outstanding at December 31, 2006 are $35.0 million, with scheduled repayments of principal of $1.0 million in 2007, $1.7 million in 2008, $2.5 million in 2009, $3.3 million in 2010, $4.0 million in 2011, and $22.5 million thereafter. Principal payments are due on August 1 and February 1 of each year and include accrued interest through that date. We must meet certain financial covenant tests on a quarterly basis (including maintaining a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. Upon any event of default the lender may demand immediate payment of the balance outstanding. We presently expect that when we report to the RSA by February 19, 2009 our net worth will be less than $87.5 million at December 31, 2008. We are currently in discussions with our lenders to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants. However, there can be no assurance that we will be able to obtain waivers or amendments, if necessary.

9% Senior Subordinated Notes Payable to RSA issued in 2007

On January 30, 2007, we entered into a revolving credit agreement with RSA and one of its affiliated funds in the amount of $30.0 million (the “2007 Notes”). The 2007 Notes bear interest at 9%. Under the terms of the agreement, the availability of the revolving credit was set to expire on July 31, 2008 and thereafter payments would be made at the rate of $1.0 million per month beginning August 15, 2008, and the entire principal balance would be due on January 30, 2009. The 2007 Notes were collateralized by a second lien on substantially all of the Company’s and its subsidiaries’ North American and South American assets. We must meet certain financial covenant tests on a quarterly basis (including maintaining a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. Upon any event of default the lender may demand immediate payment of the balance outstanding. An event of default includes failure to pay any obligation when due, or any failure to observe any covenant, obligation, condition or provision of the agreement if such failure continues for 15 days. On June 30, 2008 the balance of the 2007 Notes was $30.0 million. Effective June 30, 2008, we entered into the 2008 Notes with the lenders that consolidated the 2000 Notes and the 2007 Notes.

9% Senior Subordinated Notes Payable to RSA issued in 2008

On August 5, 2008, we entered into an Amended and Restated Credit Agreement effective as of June 30, 2008 (the “2008 Notes”) with RSA and certain of its affiliated funds, which consolidated and restructured the $56.7 million in outstanding indebtedness due under the 2000 Notes and 2007 Notes. The 2008 Notes bear interest at 9% per annum payable in semiannual installments, with a principal payment of $2.5 million due December 15, 2008, and principal payments then increasing to $4.0 million semiannually through June 1, 2011, to $5.0 million semiannually through June 1, 2013, and a final payment of $14.2 million due December 1, 2013. We granted a second priority security interest, subordinate to the Western Facility and GE Commercial Distribution Finance Facility, in substantially all of the property then owned or thereafter acquired by us in North or South America.

We must meet certain financial covenant tests on a quarterly basis (including maintaining a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. We are also required to be in compliance with the covenants of certain other borrowing agreements. Upon any event of default the lender may demand immediate payment of the balance outstanding. We presently expect that when we report to the RSA by February 19, 2009 our net worth will be less than $87.5 million at December 31, 2008. We are currently in discussions with our lenders to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants. However, there can be no assurance that we will be able to obtain waivers or amendments, if necessary. The 2008 Notes also require we provide audited financial statements by March 31, 2009 with respect to the our 2007 fiscal year, and June 30, 2009 with respect to the our 2008 fiscal year.

5.25% Note Payable —	Klaus Reichl

On December 1, 2005, we entered into a loan agreement with Mr. Klaus Reichl for up to €4.0 million ($5.3 million at the exchange rate on December 31, 2006 of $1.32/€1.00). The loan was used to finance the asset purchase of MCE. The loan was unsecured, bore interest at the fixed rate of 5.25% and was scheduled to mature on December 5, 2008. A total of $3.3 million was outstanding at December 31, 2005 and was repaid during 2006.

HSBC Bank plc Mortgage

On June 22, 2004, in connection with the acquisition of OpenPSL, we assumed a mortgage with HSBC for an original amount of £0.7 million ($1.4 million at the exchange rate on December 31, 2006 of $1.96/£1.00). The mortgage has a term of ten years and bears interest at HSBC’s rate plus 1.25%. The balance on the mortgage was $0.6 million and $0.7 million at December 31, 2006 and 2005, respectively.

Maturities

Maturities of term loans based on the amounts and terms outstanding at December 31, 2006, total $12.7 million in 2007, $10.6 million in 2008, $12.1 million in 2009, $10.6 million in 2010, $4.0 million in 2011, and $132.4 million thereafter.

Debt, Other Contractual Obligations and Off Balance Sheet Arrangements

The following is a summary of certain contractual obligations and commitments as of December 31, 2006 (in thousands):

	Payments Due by Period
	Less Than	1-2	3-5	More Than
	1 Year	Years	Years	5 Years	Total

Long-term debt	$12,655	$22,678	$14,741	$132,241	$182,315
Interest expense on long-term debt	11,376	17,739	13,532	53,282	95,929
Lines of credit	91,549	92,562	43,000	—	227,111
Capital leases	681	447	—	—	1,128
Operating leases	12,339	16,774	9,516	18,263	56,892

Total	$128,600	$150,200	$80,789	$203,786	$563,375

Long-Term Debt and Related Interest Expense

At December 31, 2006, we had various notes payable and other long-term debt with an outstanding balance of $182.3 million with interest rates ranging from 3.75% to 9.0%. The notes payable and other long-term debt mature at various dates through March 2024.

Lines of Credit

At December 31, 2006, we had amounts outstanding under various lines of credit based upon eligible accounts receivable and inventories. Payments due have been included in the table above based upon the maturity dates of the underlying facilities.

Capital Leases

We lease certain equipment under capital lease agreements. The leases expire at various times through 2008.

Operating Leases

We lease our facilities under cancelable and non-cancelable operating lease agreements. The leases expire at various times through 2025 and contain renewal options. Certain of the leases require us to pay property taxes, insurance and maintenance costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities during the years ended December 31, 2006, 2005, and 2004 consisted of (in thousands):

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)

Cash flows from operating activities:
Net income (loss)	$(23,107)	$(15,648)	$2,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,924	9,225	12,128
Amortization of debt issuance costs	867	1,038	631
Stock-based compensation expense	2,385	2,620	2,960
Acquisition earnout	—	3,395	1,510
Provision for bad debts	8,506	4,297	8,050
(Gain) loss on property and equipment	334	(39)	761
Unrealized loss on currency remeasurement	1,536	4,075	2,997
Impairment of goodwill and other intangibles	3,477	7,296	—
Deferred taxes	20,204	(9,278)	(3,977)
Tax benefit from stock options	—	544	694
Cash provided by (used in) working capital	(67,697)	(48,978)	16,486

Net cash provided by (used in) operating activities	$(45,571)	$41,453	$45,075

Our accounts receivable increased to $505.4 million at December 31, 2006 from $420.4 million at December 31, 2005, due primarily to higher sales volumes. Our inventories increased to $374.0 million at December 31, 2006 from $315.3 million at December 31, 2005 due to our need to support our projected sales growth and the inventories acquired with the asset purchase of ProSys in October 2006. Our accounts payable and cash overdraft increased to $355.6 million in 2006 from $350.5 million in 2005 as a result of a change in the timing of inventory purchases and receipts and our efforts to manage working capital and the liabilities acquired with the acquisition of ProSys.

Our accounts receivable increased to $420.4 million at December 31, 2005 from $371.4 million at December 31, 2004, due primarily to higher sales volumes. Our inventories increased to $315.3 million at December 31, 2005 from $274.8 million at December 31, 2004 due to our need to support projected sales growth and the inventories acquired with the asset purchase of MCE in December 2005. Our accounts payable and cash overdraft increased to $350.5 million in 2005 from $311.3 million at December 31, 2004 as a result of a change in the timing of inventory purchases and receipts, our efforts to manage working capital, and the liabilities acquired with the purchase of MCE.

Cash Flows from Investing Activities

The net cash used in investing activities was $34.1 million in 2006, primarily related to the acquisition of ProSys for $26.3 million, net of cash acquired of $6.8 million, and $6.4 million for property and equipment. The net cash provided by investing activities was $14.6 million in 2005, which included the sale of property and equipment for $24.5 million primarily related to the sale of an office building and warehouse in the United Kingdom, net of the acquisition of MCE for $0.7 million and Net Storage for $3.1 million, and the acquisition of property and equipment for $5.4 million. The net cash used in investing activities of $41.0 million in 2004 consisted primarily of $33.8 million related to our acquisition of Open PSL and $6.5 million of purchases of property and equipment.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities was $74.8 million in 2006, which primarily related to $48.7 million for borrowings under our short-term borrowing facilities, proceeds of $35.0 million from long-term notes payable used for the acquisition of ProSys, offset primarily by repayments of long-term notes of $8.8 million. The net amount of cash provided by financing activities was $44.7 million in 2005, primarily related to borrowings under our short-term borrowing facilities and the issuance of common stock partially offset by payments under long-term notes payable of $15.0 million. The net amount of cash provided by financing activities in 2004 was $5.3 million, which primarily related to the issuance of $110.0 million in aggregate principal amount of convertible notes and net repayments under our short and long-term borrowing facilities.

Transactions with Related Parties

One director of the Company is a director of one of the Company’s customers, Datalink Corporation. The consultant who manages the Company’s Brazilian operation has an ownership interest in two of our customers/vendors, Megaware Comercial Ltda and Megaware Industrial Ltda (collectively, “Megaware”).

In 2004 to 2006, the employees who managed our Mexico operations had various ownership interests in the following customers/vendors of the Company: Import Mayoreo SA DE CV, Trofel Computacion SA DE CV, Verbatrade SA DE CV, Importadora Nacional Peninsular and Outsourcing Distribution SA DE CV.

Sales to and purchases from these parties for the three years ended December 31, 2006 and accounts receivable and accounts payable at December 31, 2006, 2005 and 2004 are summarized below (in thousands):

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)

Sales:
Datalink Corporation	783	2,529	288
Megaware	23,808	5,086	—
Import Mayoreo SA DE CV	—	—	5,307
Trofel Computacion SA DE CV	—	25,497	13,870
Verbatrade SA DE CV	20,452	—	—
Accounts receivable:
Datalink Corporation	79	45	34
Megaware	4,844	2,296	—
Trofel Computacion SA DE CV	—	5,748	2,975
Verbatrade SA DE CV	6,489	—	—
Purchases:
Megaware	16,114	7,324	—
Trofel Computacion SA DE CV	—	—	2,045
Verbatrade SA DE CV	—	—	1,021
Importadora Nacional Peninsular	21,851	27,445	9,856
Outsourcing Distribution SA DE CV	—	—	2,456
Accounts payable:
Megaware	2,191	942	—
Importadora Nacional Peninsular	6,288	6,084	—

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 became effective for us beginning January 1, 2007. The adoption of SFAS 156 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”), which states that a company must disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of sales and use taxes. If taxes included in gross revenue are significant, a company must disclose the amount of these taxes for each period for which an income statement is presented. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. EITF 06-03 became effective for us beginning January 1, 2007. Taxes assessed by a governmental authority on revenue transactions between us and our customers are presented on a net basis.

In September 2006, the FASB Emerging Issues Task Force issued EITF No. 06-05, Purchases of Life Insurance (“EITF 06-05”), which explains how to determine the amount that would be realized from a life insurance contract, which is the measurement amount for the asset determined in accordance with Technical Bulletin 85-4, Accounting for Purchases of Life Insurance. EITF 06-05 clarifies that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4. Any amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy are to be recognized at their present value. EITF 06-05 also provides that when determining the amount that is realizable at the balance sheet date, companies should assume that policies will be surrendered on an individual-by-individual basis, rather as a group of policies. Amounts that ultimately would be realized by the policyholder upon the assumed surrender of the final policy are included in the amount that could be realized under the insurance contract. If restrictions prevent the policyholder from participating in changes in the cash surrender value component, then the amount that could be realized under the insurance contract at a future date is to be discounted in accordance with APB 21, Interest on Receivables or Payables (“APB 21”). EITF 06-05 became effective for us beginning January 1, 2007. The adoption of EITF 06-05 did not have a material impact on our consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”) and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for us beginning January 1, 2007. We have completed our assessment of the impact of the adoption of FIN 48 and its adoption did not have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP SFAS 157-1”). FSP SFAS 157-1, excludes for purposes of classification and measurement of SFAS 157, certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases from the scope of SFAS 157. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 amends SFAS 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS 157 to financial assets when the market for those financial assets is not active. SFAS 157 becomes effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 and the related FSPs on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting, but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for us beginning January 1, 2008. We are evaluating the effect the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 141R will become effective for us beginning January 1, 2009. We are evaluating the effect the adoption of SFAS 141R will have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning January 1, 2009. Currently, we do not expect the adoption of SFAS 160 will have an impact on our consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an Amendment of FASB Statement 133) (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities and their effects on a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. We are evaluating the effect of the adoption of SFAS 161 on our consolidated financial statements including our disclosures.

In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an company should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for us beginning January 1, 2009. Early adoption is prohibited therefore, as this guidance will be applied prospectively. On adoption, we do not expect there will be any impact to our current consolidated financial statements.

In May 2008, FASB issued APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for us beginning January 1, 2009. We are still evaluating the impact that the adoption of APB 14-1 will have on our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of this standard to have a material affect on our consolidated financial statements.

The EITF reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. EITF 06-10 was effective for us beginning July 1, 2008, and will impact us in instances where we have contractually agreed to maintain a life insurance policy (i.e., we pay the premiums) for an employee in periods in which the employee is no longer providing services. We have completed our assessment of the impact of the adoption of EITF 06-10 and the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Quarterly Results of Operations

Net Sales

			Quarterly Change
			2006 from 2005
	2006*	2005	$	%
		(Restated)
		(Dollars in thousands)

First Quarter	$849,807	$797,469	$52,338	6.6%
Second Quarter	764,168	774,595	(10,427)	(1.3)%
Third Quarter	774,907	751,373	23,534	3.1%
Fourth Quarter	983,994	815,813	168,181	20.6%

*	First and Second Quarters in 2006 are restated.

Three Months Ended March 31, 2006 (Restated) Compared to Three Months Ended March 31, 2005 (Restated)

Consolidated net sales increased 6.6% to $849.8 million in the three months ended March 31, 2006 from $797.5 million in the same period in 2005. The increase in consolidated net sales in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is attributable to sales of $51.6 million attributable to MCE, which was acquired in December 2005, and $11.4 million of sales attributable to Net Storage, which was acquired in July 2005, partially offset by decreases in US Distribution net sales of $10.2 million in the three months ended March 31, 2006.

Three Months Ended June 30, 2006 (Restated) Compared to Three Months Ended June 30, 2005 (Restated)

Consolidated net sales decreased 1.3% to $764.2 million in the three months ended June 30, 2006 from $774.6 million in the same period in 2005. The decrease in consolidated net sales in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is attributable to decreased demand in the system builder market, a decrease in US Distribution net sales and our strategic decision to move away from certain high volume low margin business. This was partially offset by an increase in sales of $44.8 million attributable to MCE and a $9.6 million increase in sales attributable to Net Storage.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (Restated)

Consolidated net sales increased 3.1% to $774.9 million in the three months ended September 30, 2006 from $751.4 million in the same period in 2005. The increase was attributable to sales of $62.7 million by MCE and $2.7 million by Net Storage, partially offset by a decrease in US Distribution net sales of $41.9 million in the three months ended September 30, 2006.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005 (Restated)

Consolidated net sales increased 20.6% to $984.0 million in the three months ended December 31, 2006 from $815.8 million in the same period of 2005. The increase in consolidated net sales was attributable to sales of $73.2 million from our acquisition of ProSys in October 2006, $74.7 million attributable to MCE and $1.2 million attributable to Net Storage.

Gross Profit

			Quarterly Change
			2006 from 2005
	2006*	2005	$	%
		(Restated)
		(Dollars in thousands)

First Quarter	$64,041	$54,334	$9,707	17.9%
Second Quarter	63,991	48,803	15,188	31.1%
Third Quarter	60,968	55,006	5,962	10.8%
Fourth Quarter	85,741	57,631	28,110	48.8%

Gross Profit Margin
First Quarter	7.5%	6.8%
Second Quarter	8.4%	6.3%
Third Quarter	7.9%	7.3%
Fourth Quarter	8.7%	7.1%

*	First and Second Quarters in 2006 are restated.

Three Months Ended March 31, 2006 (Restated) Compared to Three Months Ended March 31, 2005 (Restated)

Gross profit was $64.0 million or 7.5% of consolidated net sales in the three months ended March 31, 2006, as compared to $54.3 million or 6.8% of consolidated net sales in the three months ended March 31, 2005. The $9.7 million increase in gross profit dollars is primarily attributable to the realization of higher margin business obtained in the acquisition of Net Storage and the 6.6% increase in net sales.

Three Months Ended June 30, 2006 (Restated) Compared to Three Months Ended June 30, 2005 (Restated)

Gross profit was $64.0 million or 8.4% of consolidated net sales in the three months ended June 30, 2006, as compared to $48.8 million or 6.3% of consolidated net sales in the three months ended June 30, 2005. The $15.2 million increase in gross profit dollars primarily results from the growth of our higher margin OEM business and discontinuance of certain lower margin business in Europe Enterprise and Europe Distribution businesses as well as higher margin business obtained in the acquisition of Net Storage.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (Restated)

Gross profit was $61.0 million or 7.9% of consolidated net sales in the three months ended September 30, 2006, as compared to $55.0 million or 7.3% of consolidated net sales in the three months ended September 30, 2005. The $6.0 million increase in gross profit is primarily due to the growth of our higher margin OEM business and the discontinuance of certain lower margin business in Europe Enterprise and Europe Distribution businesses as well as the realization of higher margin business obtained from our acquisitions.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005 (Restated)

Gross profit was $85.7 million or 8.7% of consolidated net sales in the three months ended December 31, 2006, compared to $57.6 million or 7.1% of consolidated net sales in the three months ended December 31, 2005. The $28.1 million increase in gross profit consisted of the realization of the growth of our higher margin OEM business, the discontinuance of certain lower margin business in Europe Enterprise and Europe Distribution businesses, the continuance of higher margin business obtained from our acquisitions, and an increase of $11.4 million from our acquisition of ProSys in the fourth quarter of 2006.

Selling, General & Administrative (SG&A) Expense

			Quarterly Change
			2006 from 2005
	2006*	2005	$	%
		(Restated)
		(Dollars in thousands)

First Quarter	$56,433	$47,373	$9,060	19.1%
Second Quarter	53,343	49,001	4,342	8.9%
Third Quarter	57,423	49,640	7,783	15.7%
Fourth Quarter	70,967	52,009	18,958	36.5%

SG&A as % of Net Revenue
First Quarter	6.6%	5.9%
Second Quarter	7.0%	6.3%
Third Quarter	7.4%	6.6%
Fourth Quarter	7.2%	6.4%

*	First and Second Quarters in 2006 are restated.

Three Months Ended March 31, 2006 (Restated) Compared to March 31, 2005 (Restated)

SG&A expense increased $9.1 million or 19.1% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in SG&A expense in 2006 over 2005 was primarily attributable to the administrative expense associated with the 2005 acquisitions of MCE and Net Storage.

Three Months Ended June 30, 2006 (Restated) Compared to June 30, 2005 (Restated)

SG&A expense increased $4.3 million or 8.9% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase in SG&A expense in 2006 over 2005 was primarily attributable to the administrative expense associated with the 2005 acquisitions of MCE and Net Storage.

Three Months Ended September 30, 2006 Compared to September 30, 2005 (Restated)

SG&A expense increased $7.8 million or 15.7% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in SG&A expense in 2006 over 2005 was primarily attributable to the administrative expense associated with the 2005 acquisitions of MCE and Net Storage.

Three Months Ended December 31, 2006 Compared to December 31, 2005 (Restated)

SG&A expense increased $19.0 million or 36.5% in the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase in SG&A expense in 2006 over 2005 was primarily attributable to approximately $10.5 million of administrative expense associated with the acquisitions of ProSys and Net Storage.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our floating rate credit facilities and could be subjected to higher interest payments if interest rates increase. For the year ended December 31, 2006, average borrowings on floating rate credit facilities included $59.0 million under the Western Facility, $87.0 million under the Wachovia Facility, $53.1 million under the Bank of America Facility, $31.6 million under the IBM Facility and $0.5 million with IFN Finance BV. These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that fluctuate based on market conditions. A one percentage point increase/decrease in the average interest rate would have impacted interest expense by approximately $2.3 million in 2006.

A substantial part of our revenue and capital expenditures are transacted in currencies other than the U.S. dollar, and the functional currencies for our foreign subsidiaries are generally not the U.S. dollar. We enter into foreign forward exchange contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. A sudden or significant change in foreign exchange rates could have a material impact on our net income or loss or cash flows. The fair value of foreign exchange contracts are estimated using market quotes. The notional amount of foreign exchange contracts at December 31, 2006 and 2005 were approximately $37.3 million and $28.3 million, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2006 and 2005. Gains and (losses) from foreign currency transactions are included in our consolidated statements of operations in the amounts of $2.0 million, $(1.5) million and $0.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The Company recorded translation gains (losses) in the amounts of $17.4 million, $(13.2) million and $8.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Sales and operating income would have decreased by approximately $238.0 million and $0.4 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. Dollar in 2006. This amount was determined by considering the impact of a hypothetical foreign exchange rate on sales and operating income of the Company’s international operations.

On June 30, 2006, we entered into a cross-currency interest rate swap agreement with Wachovia Bank, N.A. to hedge our net Euro denominated investments with a notional principal amount of €6.0 million ($7.9 million at the exchange rate on December 31, 2006 of $1.32/€1.00). We have designated the change in Euro spot rates as the hedged risk in our net Euro denominated investments. Since the contract is a hedge of our net Euro denominated investments, the change in the fair value of the contract attributable to changes in spot rates, which is the effective portion of the hedge, will be recorded as an offset to our net Euro denominated investments in the accumulated other comprehensive income account on our balance sheet. All other changes in the fair value are recorded in operating income or expense as ineffectiveness. Under the terms of the swap agreement, Wachovia will pay us an interest payment computed on the three-month LIBOR in exchange for an interest payment from us computed on the three-month Euro LIBOR. On both sides of the swap, our bank margin of 1.5% will be added. The interest payments are reset every three months and at maturity there will be a cash settlement between us and Wachovia, which will be dependant on the conversion rates at maturity in comparison to the original spot rate of $1.28/€1. The swap agreement has a three-year maturity and may be terminated by us for convenience at no cost. As a result of entering into this swap agreement, we will be exposed to credit losses from counter-party non-performance; however, we do not anticipate any such losses from this agreement. The agreement will expose us to interest rate risk should LIBOR rates move unfavorably and currency risk if the Euro appreciates in value. The fair value of the cross-currency interest rate swap agreement was a $0.3 million liability at December 31, 2006.

In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates generally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap agreement purchased has a notional amount of $40.0 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount of the swap was $29.4 million at December 31, 2006. The notional amount decreases ratably as the underlying debt is repaid. During the restatement of our consolidated financial statements for the year ended December 31, 2005 and 2004, we determined that our hedge accounting documentation did not meet the requirements of SFAS 133. Accordingly, hedge accounting should not have been applied to this instrument, and therefore market value adjustments on the debt instrument included in the hedging relationship, which were related to changes in fair value due to movements in designated benchmark interest, should have been recorded to earnings. The interest rate swap had a negative fair value of $0.7 million and $0.8 million at December 31, 2006 and 2005, respectively. See Note 3, Restatement of Previously-Issued Financial Statements, to the consolidated financial statements, for additional information.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bell Microproducts Inc.:

We have completed integrated audits of Bell Microproducts Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Microproducts Inc. and its subsidiaries (the “Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements and the financial statement schedule, the Company restated its 2005 and 2004 consolidated financial statements and financial statement schedule to correct errors.

As discussed in Notes 2 and 9 to the consolidated financial statements, effective January 1, 2006, the Company changed the manner in which it accounts for stock-based compensation.

As discussed in Note 1 to the consolidated financial statements, the Company is subject to material risks and uncertainties in the near term as a result of expected non-compliance with certain financial covenants in its credit agreements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 because the Company did not have (i) an effective control environment, (ii) effective controls over stock-based compensation, (iii) effective controls over accrued liabilities and reserves, (iv) effective controls over accounts receivable, (v) effective controls over journal entries and account reconciliations, (vi) effective controls over vendor allowances, (vii) effective controls over revenue, (viii) effective controls over income taxes, (ix) effective controls over business combinations, goodwill impairment and segment reporting, (x) effective controls over financing-related accounts or (xi) effective controls over post-retirement benefits, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1. Control Environment.  The Company did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) lack of adequate control consciousness over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of its business operations; (iii) insufficient resources for information and communication flows commensurate with the complexity of its organizational and entity structure; and (iv) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company’s financial reporting requirements, all of which, in some circumstances, resulted in erroneous or unsupported judgments regarding the proper application of GAAP. This control environment material weakness contributed to the following:

a. The Company did not have effective controls to ensure the completeness and accuracy of the accounting for, and the disclosure of, its stock-based compensation program. Specifically, the Options Special Committee concluded that (i) available evidence did not adequately support the use of some stock option grant dates; (ii) it could not rule out that several grant dates were probably selected with the benefit of hindsight; (iii) certain Company personnel did not have the necessary understanding of the financial accounting consequences of the Company’s stock-based compensation practices; and (iv) stock option administration and accounting were inadequate.

b. The Company did not have effective controls to ensure that accrued liabilities, including accruals for contingencies, insurance premiums, professional services and sponsorships, were valid, complete and accurate, and that reserves for accounts receivable, inventory, and estimated uncollectible receivables from vendors for rebates and other pricing adjustments were valid, complete and accurately valued. The investigation by the Reserves Special Committee concluded that errors and irregularities occurred in connection with the Company’s historical accounting for certain reserves and accruals, and the accounting errors and irregularities were caused by (i) accounting decisions and entries that, on some occasions, appear to have been directed at achieving financial results consistent with external estimates; (ii) erroneous or unsupported judgments regarding the appropriate application of GAAP; and (iii) inadequate supervision of employees involved in the financial reporting process.

c. The Company did not have effective controls to ensure the completeness and accuracy of accounts receivable such that (i) certain accounts receivable credits owed to customers would be identified, reviewed and recognized as income in the appropriate accounting periods; and (ii) appropriate supporting documentation would exist for adjustments to accounts receivable credits.

d. The Company did not have effective controls to ensure that (i) journal entries and account reconciliations were supported by sufficient documentation and adequately reviewed on a timely basis for validity, completeness and accuracy; and (ii) account reconciliations were performed, and reconciling items resolved, on a timely basis.

e. The Company did not have effective controls to ensure the validity, completeness and accuracy of vendor allowances such that (i) vendor allowances would be recorded only in connection with final sales transactions; and (ii) appropriate supporting documentation would exist for vendor allowances.

The control environment material weakness described above also contributed to the existence of the material weaknesses described in items 2 through 6 below.

2. Revenue.  The Company did not have effective controls to ensure that (a) adequate collectability assessments were performed prior to recognizing revenue; (b) revenue was reported in the appropriate accounting period; (c) revenue was completely and accurately recorded on a net basis with respect to certain third party service contracts where the Company was not the primary obligor; and (d) intercompany sales were properly eliminated.

3. Income Taxes.  The Company did not have effective controls to (a) review and monitor the accuracy of the components of its income tax provision calculations and related deferred income tax and income taxes payable related accounts; and (b) ensure that the rationale for certain tax positions and regulatory filings was adequately considered, documented and communicated.

4. Business Combinations, Goodwill Impairment and Segment Reporting.  The Company did not have effective controls to (a) appropriately account for contingent consideration in business combinations; and (b) ensure that its reporting units were properly identified and goodwill was properly allocated when assessing goodwill for possible impairment.

5. Financing-Related Accounts.  The Company did not have effective controls to ensure that (a) warrants issued in conjunction with certain debt transactions were properly valued and amortized; (b) modifications to its debt instruments were accounted for appropriately; and (c) derivative financial investments were accounted for in accordance with GAAP.

6. Post-Retirement Benefits.  The Company did not have effective controls to ensure that certain information related to modifications of its Supplemental Executive Retirement Plan was appropriately communicated to its Finance Department and that the associated liability was completely and accurately recorded.

The foregoing material weaknesses contributed to circumstances that resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004, the first and second quarters of 2006 and each of the quarters in 2005 and 2004, and audit adjustments to the Company’s 2006 consolidated financial statements. In addition, these material weaknesses could result in misstatements of the Company’s consolidated financial statement accounts and disclosures which would result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

San Jose, CA
December 29, 2008

BELL MICROPRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
		(Restated)
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,594	$30,180
Accounts receivable, net	505,375	420,379
Inventories	373,996	315,279
Prepaid expenses and other current assets	20,575	34,167

Total current assets	926,540	800,005
Property and equipment, net	18,775	15,240
Goodwill	69,161	51,931
Other intangibles, net	16,530	4,073
Other long-term assets	13,809	19,504

Total assets	$1,044,815	$890,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$54,637	$86,755
Accounts payable	300,986	263,787
Borrowings under lines of credit	227,111	136,480
Current portion of long-term debt	12,655	10,752
Other accrued liabilities	110,450	85,290

Total current liabilities	705,839	583,064
Long-term debt, net of current portion	169,660	146,699
Other long-term liabilities	7,206	5,663

Total liabilities	882,705	735,426

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized; 32,162 and 30,062 shares issued and outstanding	198,854	189,949
Deferred compensation	—	(3,289)
Accumulated deficit	(60,505)	(37,398)
Accumulated other comprehensive income	23,761	6,065

Total shareholders’ equity	162,110	155,327

Total liabilities and shareholders’ equity	$1,044,815	$890,753

The accompanying notes are an integral part of these consolidated financial statements.

BELL MICROPRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)
	(In thousands, except per share data)

Net sales	$3,372,876	$3,139,250	$2,796,447
Cost of sales	3,098,135	2,923,476	2,582,915

Gross profit	274,741	215,774	213,532

Selling, general and administrative expense	238,166	198,023	189,506
Investigation and restatement-related costs	1,649	—	—
Impairment of goodwill and other intangibles	3,477	7,296	—
Restructuring costs	—	1,275	—

Total operating expenses	243,292	206,594	189,506

Operating income	31,449	9,180	24,026

Interest expense	29,456	22,190	17,144
Other expense (income), net	(2,848)	1,373	(251)

Income (loss) before income taxes	4,841	(14,383)	7,133
Provision for income taxes	27,948	1,265	4,298

Net income (loss)	$(23,107)	$(15,648)	$2,835

Net income (loss) per share:
Basic	$(0.75)	$(0.53)	$0.10

Diluted	$(0.75)	$(0.53)	$0.10

Shares used in per share calculation:
Basic	30,772	29,299	27,678

Diluted	30,772	29,299	28,522

The accompanying notes are an integral part of these consolidated financial statements.

BELL MICROPRODUCTS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other	Total
	Common Stock		Deferred	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Compensation	Deficit	Income	Equity	Income (Loss)

Balance at December 31, 2003 (As reported)	26,907	$161,264	$(4,013)	$20,837	$15,322	$193,410
Adjustments to opening shareholders’ equity, net of tax	—	8,720	(3,430)	(45,422)	(4,162)	(44,294)

Balance at December 31, 2003 (Restated)	26,907	169,984	(7,443)	(24,585)	11,160	149,116
Currency translation adjustment	—	—	—	—	8,132	8,132	$8,132
Net income	—	—	—	2,835	—	2,835	2,835

Total comprehensive income						10,967	10,967

Exercise of stock options and vesting of restricted stock units	738	2,876	—	—	—	2,876
Tax benefit from stock option exercises	—	694	—	—	—	694
Issuance of stock under stock purchase plan	363	1,390	—	—	—	1,390
Issuance of shares related to acquisition	449	2,535	—	—	—	2,535
Grant of restricted stock units and stock options, net of forfeitures	—	525	(525)	—	—	—
Amortization of deferred compensation	—	—	2,960	—	—	2,960
Acquisition earnout	216	1,510	—	—	—	1,510

Balance at December 31, 2004 (Restated)	28,673	179,514	(5,008)	(21,750)	19,292	172,048
Currency translation adjustment	—	—	—	—	(13,170)	(13,170)	(13,170)
Net unrealized loss on available-for-sale security, net of tax	—	—	—	—	(57)	(57)	(57)
Net loss	—	—	—	(15,648)	—	(15,648)	(15,648)

Total comprehensive loss						(28,875)	(28,875)

Exercise of stock options and vesting of restricted stock units	768	3,441	—	—	—	3,441
Tax benefit from stock option exercises	—	544	—	—	—	544
Issuance of stock under stock purchase plan	261	1,801	—	—	—	1,801
Issuance of shares related to acquisition	34	353	—	—	—	353
Grant of restricted stock units, net of forfeitures	—	901	(901)	—	—	—
Amortization of deferred compensation	—	—	2,620	—	—	2,620
Acquisition earnout	326	3,395	—	—	—	3,395

Balance at December 31, 2005 (Restated)	30,062	189,949	(3,289)	(37,398)	6,065	155,327
Currency translation adjustment	—	—	—	—	17,372	17,372	17,372
Net unrealized gain on available-for-sale security, net of tax	—	—	—	—	37	37	37
Changes in unrealized gain on derivative instruments, net of tax	—	—	—	—	287	287	287
Net loss	—	—	—	(23,107)	—	(23,107)	(23,107)

Total comprehensive loss						(5,411)	$(5,411)

Exercise of stock options and vesting of restricted stock units	375	597	—	—	—	597
Issuance of shares related to acquisition	1,725	8,830	—	—	—	8,830
Issuance of warrants to RSA	—	382	—	—	—	382
Adoption of FAS 123R	—	(3,289)	3,289	—	—	—
Stock-based compensation	—	2,385	—	—	—	2,385

Balance at December 31, 2006	32,162	$198,854	$—	$(60,505)	$23,761	$162,110

The accompanying notes are an integral part of these consolidated financial statements.

BELL MICROPRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(23,107)	$(15,648)	$2,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,924	9,225	12,128
Amortization of debt issuance costs	867	1,038	631
Stock-based compensation expense	2,385	2,620	2,960
Acquisition earnout	—	3,395	1,510
Provision for bad debts	8,506	4,297	8,050
Loss on property and equipment	334	(39)	761
Unrealized loss on currency remeasurement	1,536	4,075	2,997
Impairment of goodwill and other intangibles	3,477	7,296	—
Deferred taxes	20,204	(9,278)	(3,977)
Tax benefit from stock options	—	544	694
Changes in assets and liabilities:
Accounts receivable	(11,480)	(45,618)	(32,369)
Inventories	(41,930)	(19,172)	570
Prepaid expenses	(2,294)	(1,357)	(1,938)
Other assets	(525)	2,534	1,536
Accounts payable and cash overdraft.	(30,059)	21,036	31,008
Other accrued liabilities	18,591	(6,401)	17,679

Net cash provided by (used in) operating activities	(45,571)	(41,453)	45,075
Cash flows from investing activities:
Proceeds from sale of property and equipment	109	24,496	53
Purchases of property and equipment	(6,357)	(5,449)	(6,446)
Acquisitions of businesses, net of cash acquired	(27,882)	(4,446)	(34,570)

Net cash provided by (used in) investing activities	(34,130)	14,601	(40,963)
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	48,714	54,950	(78,378)
Debt issue costs	(697)	(535)	(4,656)
Borrowings under long-term notes payable	35,000	—	110,000
Payments under long-term notes payable	(8,766)	(14,960)	(25,898)
Proceeds from issuance of common stock	597	5,242	4,266

Net cash provided by financing activities	74,848	44,697	5,334
Effect of exchange rate changes on cash	1,267	(959)	(1,056)

Increase (decrease) in cash and cash equivalents	(3,586)	16,886	8,390
Cash and cash equivalents, beginning of year	30,180	13,294	4,904

Cash and cash equivalents, end of year	$26,594	$30,180	$13,294

Cash payments during the year:
Interest	$26,643	$20,951	$16,666

Income taxes	$7,321	$14,865	$4,560

Supplemental non-cash investing activities:
Issuance of common stock for acquisitions	$8,830	$353	$2,535
Accrual of earnout payments for acquisitions	1,509	1,473	532
Supplemental non-cash financing activities:
Issuance of restricted stock	$—	$1,049	$1,040
Warrants issued in connection with debt issuances	382	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements

NOTE 1 —	ORGANIZATION, BUSINESS OF COMPANY AND CREDIT AGREEMENT COVENANTS

Description of Operations

The Company is a distributor of storage products and systems as well as computer products and peripherals to original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and dealers in the United States, Canada, Latin America and Europe.

Credit Agreement Covenants and Financial Statement Presentation

The Company’s audited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company’s ability to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, maintaining compliance with the provisions of its existing credit agreements and, when necessary, its ability to renew such agreements and/or obtain alternative or additional financing. The Company has not generated consistent positive cash flows from operations in recent years. Accordingly, compliance by the Company with the provisions of its existing credit agreements and its ability to obtain alternative or additional financing when needed are an important part of its ability to continue as a going concern.

The Company’s credit agreements include a number of financial covenants. In particular, the credit agreements related to its 9% Senior Subordinated Notes payable to certain funds generally referred to as The Retirement Systems of Alabama (“RSA”) requires that the Company have a consolidated net worth of not less than $87.5 million at the end of each fiscal quarter. In addition, the Company’s agreement with Wachovia Capital Finance Corporation (Western) and the other lenders named therein requires that the Company satisfy a minimum fixed-charge coverage ratio that requires it to have earnings before interest, income taxes, depreciation, amortization and restructuring charges (“EBITDA”) greater than or equal to payments the Company makes for taxes, interest, capital expenditures and principal payments. The Company must satisfy the fixed-charge coverage ratio covenant for the three-, six- and nine-month periods ending December 31, 2008, March 31, 2009 and June 30, 2009, respectively. Thereafter, the Company must satisfy the covenant for the 12-month period ending on the last day of each fiscal quarter. As well, the credit agreement related to the GE Commercial Distribution Finance facility requires the Company’s ProSys subsidiary to maintain an operating profit margin of not less than 0.5% of ProSys sales on a 12-month rolling basis, maintain a ratio of debt to tangible net worth of not more than six to one measured as of the last day of each fiscal quarter and maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ending on the last day of each fiscal quarter of not more than four to one. Although the Company has not completed its consolidated financial statements for the years ended December 31, 2007 and 2008, the Company presently expects that when it reports to the RSA by February 19, 2009 its consolidated net worth will be less than $87.5 million at December 31, 2008, when it reports to Western by February 16, 2009 its EBITDA for the quarter ending December 31, 2008 will be significantly less than the payments the Company expects to make for taxes, interest, capital expenditures and principal payments during the quarter, and when the Company reports to GE Commercial Distribution Finance by January 31, 2009 it presently expects that its ProSys subsidiary’s operating profit margin for the 12 months ended June 30, 2007 will be less than 0.5% of ProSys sales, its ratio of debt to tangible net worth at June 30, 2007 will be more than six to one and its ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ended on June 30, 2007 will be more than four to one. Accordingly, the Company expects that it will not be in compliance with these covenants at that time and will need to obtain waivers or amendments to the applicable credit agreements. The Company is currently in discussions with its lenders to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants.

Certain of the Company’s credit agreements also include covenants regarding the delivery of the Company’s annual and quarterly consolidated financial statements to its lenders. The Company has not delivered its consolidated financial statements for the year ended December 31, 2007 and for each quarterly period subsequent to December 31, 2006, although the Company has obtained waivers from its lenders. Currently, the credit agreements require the Company to provide to its lenders audited consolidated financial statements for the years ended

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2007 and 2008 by March 31, 2009 and June 30, 2009, respectively. However, there can be no assurance that the Company will be able to meet the required financial statement deadlines.

If the Company does not satisfy the covenants in its credit agreements and is unable to obtain waivers or amendments, the lenders could declare a default. Any default under its credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements, and would allow certain other lenders to exercise their rights and remedies under cross-default provisions. If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that the Company would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements. The acceleration of a significant portion of the Company’s indebtedness would have a material adverse effect on the Company’s business, liquidity and financial condition. Given the Company’s existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding its ability to continue as a going concern. The Company’s audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation

The consolidated financial statements include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable. Although these estimates are based on management’s assessment of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management.

Revenue Recognition

The Company principally generates revenues from distributing storage products and systems, and computer products and peripherals. The Company also provides value-added services such as system design, integration, installation, maintenance and other consulting services combined with a variety of storage and computer hardware and software products.

The Company recognizes product revenue when the following conditions are met: (1) a firm customer order has been received, (2) the goods have been shipped and title and risk of loss have been passed, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue is recorded net of estimated discounts, rebates and estimated returns. The Company recognizes service revenue as the services are performed, and the related costs are expensed as incurred. Service revenues have represented less than 10% of total net sales for 2006, 2005 and 2004.

Certain customer arrangements require evaluation of the criteria outlined in EITF Issue No. 99-19 Reporting Revenue Gross as a Principal Versus Net as an Agent in determining whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as agency fees. Generally, when the Company is primarily obligated in a transaction, revenue is recorded gross. Other factors that the Company considers in determining whether to recognize revenue on a gross versus net basis include the assumption of general and physical inventory risk, latitude in establishing prices, discretion in selecting suppliers, determination of product or

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

service specifications, involvement in the provision of services and assumption of credit risk. When the Company concludes that it is not primarily obligated, the Company records the net amount earned as agency fees.

The Company enters into multiple-element revenue arrangements, which may include any combination of services, extended warranty, and hardware. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If these criteria are met for each element and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

Shipping and handling costs charged to customers are included in net sales and the associated expense is recorded in cost of sales for all periods presented.

Cash and Cash Equivalents and Cash Overdraft

Cash equivalents consist of highly-liquid investments which are readily convertible into cash and have original maturities of three months or less. Cash overdraft represents payments recorded by the Company in excess of available bank funds. Changes in cash overdraft are recorded in cash provided by (used in) operating activities in the accompanying consolidated statements of cash flows.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. Collection risks are mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with its customers, especially its most significant customers, which enables the Company to monitor changes in business operations and to respond accordingly. When the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due to it and thereby reduce the net receivable to the amount the Company reasonably believes is likely to be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and its historical experience. If the financial condition of its customers deteriorates or if economic conditions worsen, additional allowances may be required.

Customer credits are recorded pertaining to price protection programs, rebate programs, promotions and product returns and are recorded to offset the customer receivable. When applicable, credits are extinguished when the customer applies them to their receivable or the Company is legally released from being the primary obligor under the liability.

Vendor Programs

Funds received from vendors for price protection, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs are recorded as adjustments to net sales, cost of sales or selling, general and administrative expense according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. The Company accrues rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

program. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued.

Financial Instruments, Concentration of Credit and Other Risks

Financial instruments consist of cash and cash equivalents, foreign exchange forward contracts, interest rate swap agreements, accounts receivable, accounts payable, and short-term debt obligations. The fair value of these financial instruments approximates their carrying value as of December 31, 2006 and 2005, due to the nature of these instruments or their short-term maturity. Financial instruments also includes long-term debt, the fair value of which is disclosed in Note 7, Lines of Credit and Term Loans.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for estimated collection losses. No customer accounted for more than 10% of sales in any of the three years ended December 31, 2006, 2005 and 2004, or of accounts receivable at December 31, 2006 and 2005.

Five vendors accounted for 39% of the Company’s inventory purchases during 2006. Five vendors accounted for 38% of the Company’s inventory purchases during 2005 and five vendors accounted for 37% of the Company’s inventory purchases during 2004.

Inventories

Inventories are stated at the lower of cost or market. Cost is generally determined by the first-in, first-out (“FIFO”) method. Market is based on estimated net realizable value. The Company assesses the valuation of its inventory on a quarterly basis and periodically writes down the value for estimated excess and obsolete inventory based on estimates about future demand, actual usage and current market value. The Company’s only component of inventory is finished goods. When inventory is written down, a new cost basis is established.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of computer and other equipment, furniture and fixtures and warehouse equipment that range from three to five years. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the lease term.

Goodwill

SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires goodwill to be tested for impairment and written down when impaired on an annual basis and between annual tests in certain circumstances. SFAS 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

In accordance with SFAS 142, the Company reviews the carrying amount of goodwill for each reporting unit annually at December 31. Additionally, the Company performs an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Such circumstances may include internal changes, such as changes to the Company’s strategic plan and financial position, or external changes, such as changes to competitive and economic circumstances. Determining the fair value of a reporting unit involves the use of significant judgment, estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

unpredictable and inherently uncertain. Actual future results may differ from those estimates. When a possible impairment for a reporting unit is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of the net assets of the operating segment excluding goodwill to the total fair value. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

Long-Lived Assets and Other Intangible Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Other intangible assets consist of non-compete agreements, intellectual property, and contractual and non-contractual customer relationships obtained in acquisitions. These assets are included within other assets within the consolidated balance sheets and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets ranging from three to 20 years and using the straight-line method. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

Income Taxes

The Company’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financials statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities due to a change in tax rate(s) are recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying value of deferred tax assets unless it is more likely than not that such assets will be realized. The Company’s effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. The Company’s income tax calculations are based on the applicable U.S. Federal, state or foreign corporate income tax laws.

At December 31, 2006, there was no provision for U.S. income tax for undistributed earnings as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35% subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

The Company provides for potential income tax liabilities that could result from examination of prior and current year tax returns if the incurrence of the income tax liability is probable and the amount of loss reasonably estimable.

The amount of income tax the Company pays is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company’s estimate of the potential outcome for any uncertain tax issue requires significant judgment. The Company believes it has adequately provided for any reasonably

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

foreseeable outcome related to these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which the Company’s earnings or deductions are realized by differ from its current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis.

As part of the Company’s accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded. Amortization expense associated with acquired intangible assets is not tax deductible; however, deferred tax liabilities have been recorded for non-deductible amortization expense as part of the purchase price allocations. In establishing the related deferred tax liabilities, the Company has taken into account the allocation of these identified intangibles among different taxing jurisdictions. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as an adjustment to goodwill.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of common shares and potential common shares outstanding during the period. Potential shares of common stock and their effects on income were excluded from the diluted calculations if the effective was anti-dilutive.

Foreign Currency Translation and Transactions

The Company maintains its accounting records for subsidiaries located outside of the U.S. in the subsidiaries’ local currency, and in each case the local currency has been determined to be the functional currency under the provisions of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”). Assets and liabilities of these subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expense items are translated at weighted average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of shareholders’ equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the statements of operations. Gains and losses from foreign currency transactions are included in Other Expense (Income), Net in the accompanying statements of operations in the amounts of $2.0 million, $(1.5) million and $0.8 million, for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) consists of its net income (loss), the change in the cumulative foreign currency translation adjustment and the change in unrealized gain (loss) on derivative instruments, net of tax.

Accumulated foreign currency translation gains were $23.5 million at December 31, 2006 and $6.1 million at December 31, 2005. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation under the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

interpretations and provided the required pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the grant date. The compensation expense for options with an exercise price below the market price on the grant date was equal to the number of shares subject to the options multiplied by the difference between the exercise price and the market price of the option shares on the grant date. That expense will be amortized over the vesting period of the option. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 — Revised 2004 (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock units based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB 107”) providing supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company adopted SFAS 123R using the modified prospective application transition method. Accordingly, its consolidated financial statements for the fiscal year ended December 31, 2006 reflect the impact of the adoption of SFAS 123R, and its results of operations prior to fiscal year 2006 do not reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized in fiscal 2006 includes compensation expense for stock-based awards based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of pro forma information under SFAS 123) to the straight-line single option method. For performance-based restricted stock unit grants with graded vesting terms, the Company uses the accelerated multiple option method as the attribution method under both APB 25 and SFAS 123R. At each reporting period, the Company assesses the probability that the performance metrics will be achieved. If it is determined to be probable that the performance metrics will be achieved resulting in the restricted stock unit award starting to vest, then the Company records compensation expense. The performance metrics for the vesting of the restricted stock unit (“RSU”) required the achievement of business unit or corporate profit in the period.

Compensation expense for all stock-based awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards, except performance based restricted stock unit grants, granted subsequent to December 31, 2005 will be recognized using the straight-line single option method. As stock-based compensation expense recognized in the Company’s results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123R, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, compensation expense is calculated based on the fair market value of the Company’s stock on the date of grant.

The adoption of SFAS 123R impacted the Company’s income from operations before income taxes and net income for the year ended December 31, 2006, by $0.1 million and $0.1 million, respectively.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Business Segments

The Company operates in one industry, the business of providing distribution and value-added services for storage products and systems, and computer products and peripherals. In the past, the Company had concluded that, for the purposes of SFAS 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”) it had one reportable operating segment. In fiscal 2006, the Company restated the reporting for its reportable segments from having one reportable segment to five reportable segments based the criteria for determining operating segments under SFAS 131. The Company’s reportable segments are US Distribution, Latin America Export, Europe Distribution, Europe Enterprise and Other. Management designates the internal reporting used by management for making decisions and assessing performance as the source of reportable segments. See Note 4, Goodwill and Other Intangible Assets, as well as Note 14, Segment and Geographic Information, for additional information.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”), SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement 133 (“SFAS 138”) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. In addition, these pronouncements provide that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholder’s equity as a component of accumulated other comprehensive income, net of taxes, until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair values of cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations.

Acquisitions

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company accounts for business combinations using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.

The purchase price allocation process requires an analysis of the fair values of the assets acquired and the liabilities assumed. When a business combination agreement provides for an adjustment to the cost of the combination contingent on future events, the Company includes that adjustment in the cost of the combination when the contingent consideration is determinable beyond a reasonable doubt and can be reliably estimated and should not otherwise be expensed according to the provisions of SFAS 141. The results of operations of the acquired business are included in the Company’s consolidated financial statements from the respective date of acquisition.

Restructuring Costs and Other Charges

Restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, costs related to leased equipment that has been abandoned, and impairment of owned equipment to be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets.

Severance and benefit costs are recorded in accordance with SFAS 112, Employer’s Accounting for Post-Employment Benefits — An Amendment of SFAS Nos. 5 and 43 (“SFAS 112”), as the Company has concluded in the

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

past that it had a substantive severance plan based on prior restructuring actions in many of the geographic areas in which the Company operates. These costs are recognized when the Company’s management has committed to a formal restructuring plan and the severance costs are probable and estimable. The Company applies the provisions of SFAS 146, Accounting for Costs Associated with Exit or Dispose Activities (“SFAS 146”) relating to one-time termination benefits to both (1) severance activities in geographic areas where it does not have a substantive severance plan and (2) situations in which the severance benefits offered to employees within a given geographic area are in excess of those offered under prior restructuring plans. Severance costs accounted for under SFAS 146 are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. The Company’s estimate of severance and benefit costs assumptions is subjective as it is based on estimates of employee attrition and assumptions about future business opportunities.

In accordance with SFAS 146, the estimated loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment, less the present value of any estimated sublease income. In order to estimate future sublease income, the Company engages real estate brokers to estimate the length of time to sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect its ability to sublease those facilities, such as general economic conditions and the real estate market, among others.

Other exit costs include costs to consolidate facilities or close facilities and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred.

At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate.

Advertising

Costs related to advertising and product promotion expenditures are charged to selling, general and administrative expense as incurred and are primarily offset by OEM marketing reimbursements. The Company incurred advertising and product promotion costs in the amount of $1.5 million, $2.6 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Recently Issued Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 became effective for the Company beginning January 1, 2007. The adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”), which states that a company must disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of sales and use taxes. If taxes included in gross revenue are significant, a company must disclose the amount of these taxes for each period for which an income statement is presented. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. EITF 06-03 became effective for the Company beginning January 1, 2007. Taxes

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

assessed by a governmental authority on revenue transactions between the Company and its customers are presented on a net basis.

In September 2006, the FASB Emerging Issues Task Force issued EITF No. 06-05, Purchases of Life Insurance (“EITF 06-05”), which provides guidance on how to determine the amount that would be realized from a life insurance contract, which is the measurement amount for the asset determined in accordance with FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance (“FTB 85-4”). EITF 06-05 clarifies that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4. Any amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy are to be recognized at their present value. EITF 06-05 also provides that when determining the amount that is realizable at the balance sheet date, companies should assume that policies will be surrendered on an individual-by-individual basis, rather as a group of policies. Amounts that ultimately would be realized by the policyholder upon the assumed surrender of the final policy are included in the amount that could be realized under the insurance contract. If restrictions prevent the policyholder from participating in changes in the cash surrender value component, then the amount that could be realized under the insurance contract at a future date is to be discounted in accordance with APB 21, Interest on Receivables or Payables (“APB 21”). EITF 06-05 became effective for the Company beginning January 1, 2007. The adoption of EITF 06-05 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”) and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company beginning January 1, 2007. The Company completed its assessment of the impact of the adoption of FIN 48 and adoption did not have a material impact on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, (“FSP SFAS 157-1”). FSP SFAS 157-1 excludes certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases for purposes of lease classification and measurement from the scope of SFAS 157. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, (“FSP SFAS 157-2”). FSP SFAS 157-2 permits the deferral of the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 amends SFAS 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS 157 to financial assets when the market for those financial assets is not active. SFAS 157 becomes effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 157 and the related FSP’s on its consolidated financial statements.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the effect the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 141R will become effective for the Company beginning January 1, 2009. The Company is evaluating the effect the adoption of SFAS 141R will have on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009. Currently, the Company does not expect the adoption of SFAS 160 will have an impact on its consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an Amendment of FASB Statement 133) (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities and their effects on a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is evaluating the effect of the adoption of SFAS 161 on its consolidated financial statements including its disclosures.

In April 2008, FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors a company should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for the Company beginning January 1, 2009. Early adoption is prohibited. On adoption the Company does not expect there will be any impact to its current consolidated financial statements.

In May 2008, FASB issued APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for the Company beginning January 1, 2009. The Company is still evaluating the impact that the adoption of APB 14-1 will have on its consolidated financial statements.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of this standard to have a material affect on its consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”), which requires that a company recognize a liability for the postretirement benefits associated with collateral assignment split-dollar life insurance arrangements. EITF 06-10 was effective for the Company beginning July 1, 2008, and will impact the Company in instances where the Company has contractually agreed to maintain a life insurance policy (i.e., the Company pays the premiums) for an employee in periods in which the employee is no longer providing services. The Company has completed its assessment of the impact of the adoption of EITF 06-10 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements.

NOTE 3 —	RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

On November 9, 2006 the Company announced that it had determined that it would be required to restate its consolidated financial statements for the first, second, third and fourth quarters of 2005, the first and second quarters of 2006 and the annual periods ended December 31, 2005 and 2004, and that those financial statements should no longer be relied upon. In addition, the Company announced that it had identified a material weakness in the Company’s internal control over financial reporting. Those conclusions reflected errors that had been identified regarding: (1) the accounting treatment of earnout payments to certain former shareholders of OpenPSL, which was acquired by the Company in June 2004; (2) errors in accounting for the foreign currency translation of a portion of the goodwill resulting from certain foreign acquisitions; and (3) errors in the accounting for certain accrued employment benefits relating to tax liabilities of the Company’s Brazilian subsidiary. Additionally, since that time, various accounting adjustments have been identified. See, Restatement Related to Various Accounting Adjustments, below.

While the Company was analyzing these accounting errors, the Company announced on January 12, 2007, that a Special Committee of the Board of Directors had been appointed to conduct an investigation of the Company’s stock-based compensation practices with the assistance of independent counsel and independent forensic accounting consultants. On May 22, 2007, the Company announced that the Special Committee had completed its investigation and analysis and concluded that available evidence did not adequately support its use of some stock option grant dates and that non-cash compensation expense adjustments and related cash and non-cash tax adjustments would be required. See, Investigation and Restatement Related to Stock-Based Compensation, below.

During the course of the stock-based compensation investigation, documents were identified that raised questions as to the Company’s historical accounting for certain reserves, accruals and other accounting estimates. In August 2007, the Company’s Board of Directors appointed a second Special Committee to review the reserve and accrual issues. This second Special Committee retained independent counsel and independent forensic accounting consultants to assist with the investigation. On May 12, 2008, the Company announced that the second Special Committee had concluded its investigation and had determined that accounting errors and irregularities had occurred in connection with the Company’s historical accounting for certain reserves, accruals and other accounting estimates. See, Investigation and Restatement Related to Certain Reserves, Accruals and Other Accounting Estimates, below.

During the course of its restatement work, an issue was identified relating to the accounting for certain vendor allowances in connection with sales transactions that contemplated the repurchase of products at the time of sale by

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

the Company. The Audit Committee oversaw an investigation of the vendor allowance issue by the Company’s Director of Internal Audit, assisted by an independent forensic accounting consultant. That investigation concluded that the purpose of the underlying transactions was to obtain vendor allowances and, due to the absence of documentation evidencing vendors’ approval, that the allowances were incorrectly recorded as income in the Company’s historical consolidated financial statements. See, Investigation and Restatement Related to Vendor Allowances, below.

All of the investigations have now been completed and the results reported to the Board. The adjustments recorded in connection with these restatements may be aggregated as follows (in thousands):

			Retained
			Earnings
	Net Income (Loss)		(Deficit)
	Years Ended December 31		As of Jan. 1
	2005	2004	2004

As previously reported	$481	$11,337	$20,837
Adjustments:
Stock-Based Compensation	(1,115)	(1,532)	(6,245)
Certain Reserves, Accruals and Other Accounting Estimates:
Vendor receivable reserves	(4,212)	484	(780)
Other adjustments	(1,528)	(920)	(3,444)
Vendor Allowances	(838)	(3,951)	(3,444)
Various Accounting Adjustments:
Goodwill impairment	(7,296)	—	(31,613)
Customer credits	(704)	(604)	(10,763)
Acquisition earnout	(2,886)	(3,312)	—
Restructuring charges	5,933	—	—
Income taxes(1)	789	3,679	11,965
Other adjustments	(4,272)	(2,346)	(1,098)

Total adjustments	(16,129)	(8,502)	(45,422)

As adjusted	$(15,648)	$2,835	$(24,585)

(1)	Includes the tax effect of restatement adjustments.

Investigation and Restatement Related to Stock-Based Compensation

Background

In November 2006, the Company initiated an internal informal investigation of its historical stock-based compensation practices. At a special meeting of the Company’s Board of Directors on December 15, 2006, the Board created a special committee of three independent directors (the “Options Special Committee”) to investigate the documentation, practices and conduct pertaining to the granting of equity compensation awards during the period January 1, 1996 through December 31, 2006 (the “Review Period”).

The Options Special Committee was assisted by an independent law firm who retained independent forensic accountants. The investigation reviewed the facts and circumstances surrounding all stock-based compensation during the Review Period. The investigation team reviewed hard copy documents including the compensation plans and Board and Committee minutes; and conducted extensive electronic document searches of hard drives, Company databases and back-up tapes. Over 1.3 million electronic documents were collected with over 380,000 electronic documents reviewed for responsiveness and over 29,000 reviewed at a second level. Interviews

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

of 35 current and former directors and officers, employees, consultants and legal counsel were conducted with some individuals being interviewed more than once.

Following is a summary description of the Company’s process pertaining to the granting of equity compensation awards to executive officers, non-officer employees and directors:

•	Executive Officer and Non-Officer Employee Grants — In general, stock option and restricted stock unit (“RSU”) grants were made to executive officers and non-officer employees for new hire, retention or promotion purposes. These grants were authorized by either the Board of Directors or its Compensation Committee, or in some cases both, pursuant to the terms of the 1988 Stock Plan or the 1998 Stock Option Plan. With respect to several grants, it was determined that there was partial or undocumented approval by either the Board of Directors or its Compensation Committee. The properly documented grants were evidenced by resolutions authorizing the grants and generally setting forth the names of the recipients and the number of options or RSUs granted to each individual.

•	Directors — The Company’s 1993 Director Plan and 1998 Stock Plan include provisions under which non-employee members of the Company’s Board of Directors were entitled to receive automatic stock option grants. The 1993 Director Plan authorized an initial grant to all current non-employee members of the Board of Directors to be issued on the effective date of the plan, March 15, 1993, and newly-appointed non-employee directors thereafter were entitled to receive an automatic grant on the date of appointment. Further, the 1993 Director Plan provided that, beginning in 1996, each then current non-employee member of the Board of Directors would receive an automatic annual grant on March 15, the annual anniversary of the adoption of the Plan. The 1998 Stock Plan amended the annual grant date to be the date of its annual meeting of shareholders. Both plans specified that new director grants would occur automatically upon the initial appointment of a member of the Board of Directors.

Summary of Findings

In May 2007, the Options Special Committee completed its independent investigation and concluded that, among other things, available evidence did not adequately support its use of some stock option grant dates; it could not be ruled out that certain grant dates were probably selected with the benefit of hindsight on several occasions; personnel within the Company did not understand the appropriate accounting treatment of its stock-based compensation practices; and stock option administration and accounting policies were inadequate. The Options Special Committee, based on the available facts and circumstances, did not conclude that there was intentional misconduct or fraud associated with the granting and processing of stock options during the Review Period. The Options Special Committee recommended, to improve stock option administration and accounting policies, on-going training programs with respect to equity compensation awards and related accounting, improved minute taking and review, maintenance of written stock-based compensation grant policy, observance of Board meeting formalities, and a comprehensive Board committee charter review. These recommendations also led to the hiring of a new Executive Vice President and Chief Financial Officer, the hiring of a new employee to the positions of Chief Accounting Officer and Corporate Controller and the hiring of an employee to the newly created position of Vice President, General Counsel and Corporate Secretary. The Company has implemented the Options Special Committee’s recommendations.

In accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and consistent with the SEC staff’s Division of Corporation Finance January 2007 letter entitled: Sample Letter Sent in Response to Inquiries Related to Filing Restated Financial Statements for Errors in Accounting for Stock Option Grants, the Company organized the grants during the Review Period into categories based on grant type and the process by which the grant was finalized. The Company analyzed the evidence from the Options Special Committee’s investigation related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and witness interviews. Based on the relevant facts and circumstances, the

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Company determined that the original measurement dates used for accounting purposes (the “Recorded Grant Dates”) for some stock options and RSUs granted during the Review Period did not correspond to the closing price of its common stock on The NASDAQ Global Market on the appropriate measurement date. In the vast majority of such cases, the Recorded Grant Date preceded the appropriate measurement date and the stock price on the Recorded Grant Date was lower than the price on the appropriate measurement date. If the measurement date was not the Recorded Grant Date, adjustments were made as required, resulting in stock-based compensation expense and related tax effects as appropriate.

In addition to stock-based compensation expense in connection with certain stock option and RSU grants referred to above, the Company also determined that stock-based compensation expense should have been recorded for certain modifications that extended the period to exercise or accelerated stock option vesting. The Company has also recorded adjustments to the stock-based compensation expense originally associated with certain performance-based RSUs.

The errors identified during the Review Period generally fell into the following categories:

Option Grants

•	Grants with insufficient contemporaneous documentation. For certain stock option grants made primarily to executive officers or non-officer employees, the Company determined that there was insufficient contemporaneous documentation of the stated grant date. Included in this category were 47 executive officer grants (options to purchase approximately 2.1 million shares), 552 non-officer employee grants (options to purchase approximately 3.0 million shares), one initial grant and thirteen annual grants to non-employee directors (options to purchase approximately 100,000 shares). Although the applicable option plans provided that the grants to non-employee directors were to be automatic as described above, the Board of Directors or the Compensation Committee typically approved the grants.

•	Grants approved to be issued at any time during a pre-determined period. On eight occasions between 1997 and 2003, the Board of Directors or its Compensation Committee approved grants of stock options (options to purchase approximately 2.1 million shares) to be issued at any time during a pre-determined time period. Stock options were granted to employees (172 grants for approximately 1.4 million shares), executive officers (nine grants for approximately 600,000 shares) and newly elected members of the Board of Directors (two grants for 45,000 shares) under these arrangements. The selection of the specific grant date was delegated to the Chief Executive Officer. In each instance, the window commenced on the date of a Board meeting, the date of an acquisition or a new hire start date. The Company refers to these grants as “window grants.” Because the Company was unable to locate adequate documentary evidence of when the grant date was chosen, the Company revised the measurement dates for 177 grants (approximately 2.0 million shares) included in seven of the eight option granting actions to the last day of the window (which in each of the seven cases was a higher price). On one window granting action date, it was determined that the recorded grant date was appropriate.

•	Option grants requiring variable accounting. For nine grants to executive officers (options to purchase approximately 300,000 shares), the Company determined that the grants had been effectively cancelled and repriced, and therefore these grants should have been accounted for using variable accounting under the provisions of APB 25.

Modifications and Other Matters

•	Options requiring accounting adjustment for modifications including accelerated vesting and extended terms beyond the original vesting terms for exercise. The Company should have recorded stock based compensation expense upon the acceleration of certain options and upon the extension of vesting of other options. In accordance with APB 25 and FASB Interpretation 44, Accounting for Certain Transactions

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Involving Stock Compensation, an interpretation of APB 25, stock-based compensation was recorded based upon the terms of such acceleration or extension.

•	Performance-based RSU grants that were accounted for incorrectly. For certain performance-based RSU grants, the measurement date and grant date were incorrect. The initial measurement date should generally have been the date it was probable that all performance criteria would be met, but the Company had incorrectly recorded certain measurement and grant dates based upon the approval date by the Board of Directors or its Compensation Committee. Included in these grants were four executive officer grants (255,000 shares) and 17 non-officer employee grants (162,000 shares).

•	RSU grants were determined to have insufficient documentation of the Recorded Grant Date. For one RSU grant made to an executive officer (25,000 shares), the Company determined that there was insufficient documentation of the Recorded Grant Date.

•	Timing issues related to the recognition of compensation for RSU grants. For certain RSU grants, the Company determined that errors were made in the timing of the recorded compensation expense.

The following table sets forth the number of stock option and RSU grants during the Review Period along with those with measurement date changes and options subject to variable accounting:

						Total
				Measurement	Variable	Affected	% Affected
	Options	RSUs	Total	Date Changes	Accounting	Grants	Grants

Grants to:
Officers	124	25	149	61	9	70	47.0%
Non-Officer Employees	1,202	228	1,430	735	—	735	51.4%
Directors	61	7	68	16	—	16	23.5%

Total Grants	1,387	260	1,647	812	9	821	49.8%

Corrected pre-tax stock-based incremental compensation expense recorded during the period January 1, 1996 through December 31, 2005 consisted of (in thousands):

		Non-Officer
	Officers	Employees	Directors	Total

Stock option and RSU grants:
Measurement date change:
Insufficient documentation of the grant date exists	$2,776	$2,467	$163	$5,406
Grants approved to be issued at any time during a pre-determined period (“window grants”)	64	889	4	957
Variable accounting	511	2	—	513

Total stock option grants	3,351	3,358	167	6,876
Modifications and RSU grants	1,428	575	12	2,015

Total	$4,779	$3,933	$179	$8,891

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

	Stock			Adjustment to
	Compensation	Pre-Tax	Tax	Net Income
Fiscal Year	As Reported	Adjustments	Effect	(Loss)
	(In thousands)

1996	$—	$14	$(6)	$8
1997	—	40	(16)	24
1998	—	36	(13)	23
1999	—	182	(69)	113
2000	—	1,915	(722)	1,193
2001	—	1,282	(474)	808
2002	91	1,572	(617)	955
2003	1,151	1,204	(19)	1,185

Cumulative effect at December 31, 2003	1,242	6,245	(1,936)	4,309

2004	1,428	1,532	(1,184)	348
2005	1,505	1,115	(1,048)	67

Total	$4,175	$8,892	$(4,168)	4,724

Adjustments Identified

As described above, following the independent investigation by the Options Special Committee, the Company determined the correct measurement dates to be used for financial accounting purposes for stock-based compensation made in prior periods, and the Company has recorded additional stock-based compensation expense and related charges, including tax effects. These adjustments, in the aggregate, resulted in a pre-tax stock-based compensation charge and related income tax benefits, as described above, for the period January 1, 1996 through December 31, 2005. The amount recorded as a result of measurement date changes has been recognized over the vesting periods of the underlying awards. The amount recorded as a result of modifications that extended the exercise period or accelerated the vesting has been recognized on the date the extension or acceleration of the vesting term occurred.

Payroll Taxes, Interest and Penalties

Under U.S. tax regulations, incentive stock options (“ISOs”) may not be granted with an exercise price less than the fair market value of the underlying common stock on the date of grant. Therefore, stock option grants which were originally intended to qualify as ISO grants and be accorded ISO tax treatment, whereby the option is generally not subject to income tax upon exercise, could not be treated in such a manner. These stock options are referred to as “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll-related withholding taxes on the exercise of the Affected ISOs granted to U.S. employees, as well as penalties and interest for failing to properly withhold taxes upon the exercise of those options. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. In subsequent periods in which the liabilities were legally extinguished due to the expiration of statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in the Company’s consolidated statements of operations. The fluctuations in payroll taxes, interest and penalties are the result of: (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of statutes of limitations. The net outstanding tax liability at December 31, 2006 for this potential disqualification of ISO tax treatment for option awards totaled $0.1 million.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Investigation and Restatement Related to Certain Reserves, Accruals and Other Accounting Estimates

Background

During the course of the stock-based compensation investigation, documents were identified that raised issues as to the Company’s historical accounting for certain reserves, accruals and other accounting estimates. On August 31, 2007, the Company’s Board of Directors appointed a special committee of independent directors (the “Reserves Special Committee”), consisting of the Audit Committee and its Lead Independent Director, to review the reserves and accruals issue, with a principal focus on reserve and accrual accounting for its 2005 fiscal year. The Reserves Special Committee was assisted by an independent law firm who retained independent forensic accountants. The investigation team collected and reviewed over 29,000 hard copy documents including general ledger and journal entry data, quarterly review binders, closing binders, internal control documentation, Board and Committee books and minutes, phone records and reserve and accruals roll-forwards and analyses; and conducted extensive electronic document searches of hard drives, Company files and documents, and exchange servers. Over 2.5 million electronic documents were collected with over 560,000 documents reviewed for responsiveness and over 23,000 reviewed at a second level. Interviews of 26 individuals were conducted with some individuals being interviewed more than once.

On January 9, 2008, the Company announced that based on its review to date, the Reserves Special Committee had determined that errors had occurred in connection with its historical accounting for certain reserves, accruals, and other accounting estimates, and that, based on the information reviewed by the Reserves Special Committee to date, it had concluded that the identified errors were the result of inadequate financial supervision and inappropriate judgments on matters of accounting principles and policies. As a result, the Reserves Special Committee instructed the Company to expand its review of the Company’s historical accounting for certain reserves, accruals, and other accounting estimates to the period from December 31, 2003 to June 30, 2006. Accordingly, the Company announced that the restatement of its financial statements would also include corrections of these accounting errors.

Summary of Findings

On May 12, 2008, the Company announced that the Reserves Special Committee had concluded its investigation and determined that accounting errors and irregularities occurred in connection with its historical accounting for certain reserves and accruals, caused by: (i) accounting decisions and entries that appear to have been directed at achieving financial results consistent with external estimates; (ii) erroneous or unsupported judgments regarding the proper application of generally accepted accounting principles (“GAAP”); and/or (iii) inadequate supervision of employees involved in the accounting process. The Reserves Special Committee also recommended that the Company’s internal GAAP expertise be improved, GAAP training for the worldwide finance group, development of written policies and procedures for the reserve estimate process, and other training, enhancements and changes to its control environment designed to ensure that the Company’s consolidated financial statements are accurate and its internal controls over financial reporting are strengthened. In addition, the Reserves Special Committee made certain recommendations with respect to accounting and financial reporting personnel, including additional new hires, expanded training and, in some circumstances, the reassignment or the acceptance of the resignations of certain employees. The Company is in the process of implementing the Reserves Special Committee’s recommendations.

Following the conclusion of the Reserves Special Committee investigation, the Company performed additional reviews on its accounting for certain reserves and accruals as part of the Company’s restatement of its financial statements. As a result, the Company identified additional adjustments to its accounting for reserves and accruals.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Adjustments Identified

As described above, the Company was directed by the Reserves Special Committee to review reserves, accruals and other accounting estimates for the period from December 31, 2003 to June 30, 2006. This review included analysis of the record of the Reserves Special Committee’s investigation as well as other documents and data collected by the Company to determine whether there were errors in the accounting for certain reserve and accrual items. The adjustments identified in regards to the issues identified by the Reserves Special Committee and in the Company’s review are as follows:

•	Vendor receivable reserves — The Company receives funds from vendors for price protection, product rebates, marketing, promotions, infrastructure reimbursement and competitive pricing programs. These amounts are recorded as a vendor receivable with a corresponding reduction to inventories, cost of sales, or selling, general and administrative expense, depending on the nature of the program. Vendor receivables are generally collected through vendor authorized reductions to the Company’s accounts payable, and reserves are established for vendor receivables that are determined to be uncollectible. For certain vendor receivable reserves recorded in prior periods, the Company determined that insufficient contemporaneous documentation of the recorded reserves existed.

•	Other adjustments — The Company recorded additional correcting adjustments through June 30, 2006 pertaining to errors in reserves and accruals, including: (i) calculations that did not agree with the recorded balances, (ii) amounts for which the Company determined that insufficient documentation existed, and (iii) amounts that were recorded based upon inconsistent or improper judgments determined not to be in compliance with GAAP. These adjustments were made to various accounts, including accounts receivable reserves, reserves for sales returns and allowances, inventory valuation, reserves recorded in acquisition, and various accrued liabilities.

Investigation and Restatement Related to Vendor Allowances

Background

From December 2002 through June 2007, but principally during 2003 and 2004, the Company engaged in certain transactions whereby product was sold to and subsequently repurchased from the same customer within a short period of time. These transactions included sales of products that were: (1) shipped to customers and returned to the Company, (2) shipped to customers and in turn shipped by the customer to another Company location, or (3) not shipped to the customer. In most, but not all cases, sales and accounting personnel identified that these were not final sales, and entries were recorded to reverse the revenue and cost of sales related to the transaction prior to period end financial reporting. However, the Company did not adjust the vendor allowances recorded as a result of those transactions. In March 2008, the Director of Internal Audit initiated a review into these transactions, and subsequently an investigation was performed under the supervision of the Company’s Audit Committee as part of its continuing oversight of its restatement of its financial statements.

Summary of Findings

The investigation concluded that these transactions contemplated repurchase at the time of sale by the Company and were conducted for the purpose of obtaining vendor allowances, such as credits pertaining to product rebates and meet competition programs. Further, it was concluded that such allowances were incorrectly recognized in the Company’s historical financial statements due to the absence of documentation evidencing vendor’s approval. The amount of the incorrectly recognized allowances over the December 2002 through December 31, 2005 period was approximately $8.2 million.

As a result, in connection with the restatement, the Company has recorded correcting adjustments to reverse the revenue and related cost of goods sold for those transactions for which revenue was erroneously recognized. In addition, correcting adjustments were recorded to defer recognition of the vendor allowances obtained in the

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

identified transactions until a release or similar agreement was received from the applicable vendors. The Company has received such an agreement from the three vendors identified in this investigation. The Company anticipates recognizing the restated vendor allowances in the quarter the Company entered into the applicable agreement.

Restatement Related to Various Accounting Adjustments

Background

As a result of issues identified during the preparation of the Company’s 2006 third quarter financial statements, the Company identified errors related to: (i) the accounting treatment of earnout payments to certain former shareholders of OpenPSL, a June 2004 acquisition by the Company; (ii) errors in accounting for the foreign currency translation of a portion of the goodwill resulting from certain foreign acquisitions; and (iii) errors in the accounting for certain accrued employee benefits relating to employment tax liability of its Brazilian subsidiary. Subsequently, the Company identified numerous additional errors (in addition to those initial accounting issues described above).

Adjustments Identified

Following are the recorded adjustments pertaining to various accounting issues:

•	Goodwill impairment — Historically, the Company prepared its consolidated financial statements based upon a determination that the Company had one reportable segment under the provisions of SFAS 131, and one reporting unit under the provisions of SFAS 142. The Company has subsequently concluded that it incorrectly applied the provisions of SFAS 142 related to the identification of reporting units when it first became effective in 2002. The Company concluded that as of January 1, 2002, it had eleven operating segments under SFAS 131 and eleven reporting units under SFAS 142. The Company has recorded correcting adjustments to recognize goodwill impairment based upon eleven reporting units since the inception of SFAS 142 through December 31, 2005.

•	Customer credits — The Company determined that certain customer credits (amounts recorded as owed to customers) had been incorrectly recognized as income in prior periods. To correct this error, the Company recorded adjustments to increase accrued liabilities and increase operating expenses.

•	Acquisition earnout — The Company previously recorded earnout payments made to the OpenPSL shareholders after the acquisition as additional goodwill related to the acquisition. The Company subsequently determined that such payments should have been recorded as compensation expense. Accordingly, the Company has recorded correcting adjustments to reflect the contingent consideration as compensation expense.

•	Restructuring charges — The Company previously recorded a restructuring charge for prospective lease payments and property taxes associated with excess warehouse space in the United Kingdom. The Company subsequently determined that the restructuring charge did not meet the requirements to record such a charge pursuant to the provisions of SFAS 146. The Company has recorded an adjustment to correct the restructuring charge taken and the related restructuring liability and to record the expense in the periods incurred.

•	Income taxes — The Company determined that several correcting entries were required to adjust the income tax provision recorded in prior periods. These included adjustments: (i) to record deferred tax assets related to certain foreign based subsidiaries; (ii) to reflect changes to previously-recorded deferred tax assets which were calculated using improper tax rates; (iii) to record a valuation allowance on deferred tax assets at December 31, 2005 in order to reduce the estimated future tax benefit related to certain foreign tax credits that management does not believe is more likely than not to be realized; (iv) transfer pricing reserves and (v) to record the income tax effects of other restatement entries.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

•	Other adjustments — The Company also recorded a number of other correcting adjustments, including correcting adjustments pertaining to the timing of revenue recognition, the reversal of sales transactions pursuant to which products were repurchased, the recognition of co-operative marketing expenses, the recognition of extended warranty revenue and related costs, social employment taxes in Brazil, purchase price allocations, warranty reserves, certain foreign currency gains and losses, Supplemental Executive Retirement Plan, debt discount, asset retirement obligations, derivative instruments and certain accruals.

The following summarizes the accounting adjustments for the years 2004 and 2005 (in thousands):

	Pre-Tax Accounting Adjustments
		Reserves,		Various	Total Pre-Tax		Total
	Stock-based	Accruals and	Vendor	Accounting	Accounting	Benefit from	Accounting
Fiscal Year	Compensation	Other Estimates	Allowances	Adjustments	Adjustments	Income Taxes	Adjustments

Cumulative effect at December 31, 2003	$(6,245)	$(4,224)	$(3,444)	$(43,474)	$(57,387)	$11,965	$(45,422)
2004	(1,532)	(436)	(3,951)	(6,262)	(12,181)	3,679	(8,502)
2005	(1,115)	(5,740)	(838)	(9,225)	(16,918)	789	(16,129)

Total	$(8,892)	$(10,400)	$(8,233)	$(58,961)	$(86,486)	$16,433	$(70,053)

Restatement of Financial Statements

The following tables present the impact of the adjustments on the Company’s previously-reported consolidated statements of operations for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005
	Previously
	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$3,193,833	$(54,583)	$3,139,250
Cost of sales	2,962,615	(39,139)	2,923,476

Gross profit	231,218	(15,444)	215,774
Selling, general and administrative expense	190,585	7,438	198,023
Impairment of goodwill and other intangibles	—	7,296	7,296
Restructuring costs and other expenses	16,515	(15,240)	1,275

Total operating expenses	207,100	(506)	206,594
Operating income (loss)	24,118	(14,938)	9,180
Interest expense	21,720	470	22,190
Other expense (income), net	(139)	1,512	1,373

Income (loss) before income taxes	2,537	(16,920)	(14,383)
Provision for (benefit from) income taxes	2,056	(791)	1,265

Net income (loss)	$481	$(16,129)	$(15,648)

Net income (loss) per share:
Basic	$0.02	$(0.55)	$(0.53)

Diluted	$0.02	$(0.55)	$(0.53)

Shares used in per share calculation:
Basic	29,299	—	29,299

Diluted	30,056	(757)	29,299

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

The adjustments reflected in the table above include:

•	Net sales includes adjustments for gross vs. net revenue recognition, correction of certain revenue recognition errors, and reserves for sales return and allowances.

•	Cost of sales includes adjustments for gross vs. net revenue recognition, correction of cost of sales associated with certain revenue recognition errors, and reserves for sales returns and allowances.

•	Selling, general and administrative expense includes adjustments for customer credits, OpenPSL acquisition earnout, stock based compensation expense, co-operative marketing expenses, accounts receivable reserves, and various accrued liabilities.

•	Interest expense includes adjustments for derivative instruments and debt discount.

•	Other expense (income), net includes foreign currency gains and losses.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets, changes to transfer pricing reserves and income tax effects of other restatement adjustments.

	Year Ended December 31, 2004
	Previously
	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$2,827,777	$(31,330)	$2,796,447
Cost of sales	2,606,369	(23,454)	2,582,915

Gross profit	221,408	(7,876)	213,532
Selling, general and administrative expense	185,240	4,266	189,506

Total operating expenses	185,240	4,266	189,506
Operating income (loss)	36,168	(12,142)	24,026
Interest expense	17,170	(26)	17,144
Other expense (income), net	(316)	65	(251)

Income (loss) before income taxes	19,314	(12,181)	7,133
Provision for (benefit from) income taxes	7,977	(3,679)	4,298

Net income (loss)	$11,337	$(8,502)	$2,835

Net income (loss) per share:
Basic	$0.41	$(0.31)	$0.10

Diluted	$0.40	$(0.30)	$0.10

Shares used in per share calculation:
Basic	27,665	13	27,678

Diluted	28,409	113	28,522

The adjustments reflected in the table above include:

•	Net sales includes adjustments for gross vs. net revenue recognition, correction of certain revenue recognition errors, and reserves for sales return and allowances.

•	Cost of sales includes adjustments for gross vs. net revenue recognition, correction of cost of sales associated with certain revenue recognition errors, and reserves for sales returns and allowances.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

•	Selling, general and administrative expense includes adjustments for customer credits, OpenPSL acquisition earnout, stock based compensation expense, co-operative marketing expenses, and various accrued liabilities.

•	Interest expense includes adjustments for derivative instruments and debt discount.

•	Other expense (income), net includes adjustments for debt discount and foreign currency gains and losses.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets, changes to transfer pricing reserves and income tax effects of other restatement adjustments.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the impact of the adjustments on the Company’s previously-reported consolidated balance sheet as of December 31, 2005:

	As of December 31, 2005
	As Previously
	Reported	Adjustments	As Restated
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$29,927	$253	$30,180
Accounts receivable, net	421,535	(1,156)	420,379
Inventories	318,174	(2,895)	315,279
Prepaid expenses and other current assets	29,039	5,128	34,167

Total current assets	798,675	1,330	800,005
Property and equipment, net	13,212	2,028	15,240
Goodwill	101,456	(49,525)	51,931
Other intangibles	8,512	(4,439)	4,073
Other long term assets	11,477	8,027	19,504

TOTAL ASSETS	$933,332	$(42,579)	$890,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$86,502	$253	$86,755
Accounts payable	259,773	4,014	263,787
Borrowings under lines of credit	28,747	107,733	136,480
Current portion of long-term debt	10,639	113	10,752
Other accrued liabilities	66,832	18,458	85,290

Total current liabilities	452,493	130,571	583,064
Borrowings under lines of credit	107,733	(107,733)	—
Long-term debt, net of current portion	147,353	(654)	146,699
Other long term liabilities	5,372	291	5,663

TOTAL LIABILITIES	712,951	22,475	735,426

Shareholders’ equity:
Common stock	182,097	7,852	189,949
Deferred compensation	(3,225)	(64)	(3,289)
Retained earnings (deficit)	32,655	(70,053)	(37,398)
Accumulated other comprehensive income	8,854	(2,789)	6,065

TOTAL SHAREHOLDERS’ EQUITY	220,381	(65,054)	155,327

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$933,332	$(42,579)	$890,753

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

The adjustments reflected in the table above include:

•	Cash includes adjustments to reclassify cash overdraft to liabilities.

•	Accounts receivable, net includes adjustments for the correction of certain revenue recognition errors, and reserves for sales returns and allowances.

•	Inventory includes adjustments for the correction of cost of sales associated with certain revenue recognition errors, purchase price allocations, inventory valuation, and reserves for sales returns and allowances.

•	Prepaid expenses and other current assets include adjustments for certain reserves accounts.

•	Property and equipment, net includes adjustments for asset retirement obligations.

•	Goodwill includes adjustments for purchase accounting errors, goodwill impairment and goodwill translation.

•	Other intangibles, net include adjustments for intangible impairment and intangible translation.

•	Other long term assets include adjustments for debt discount.

•	Accounts payable includes adjustments for co-operative marketing expenses, and various accrued liabilities.

•	Short-term notes payable and current portion of long-term notes payable includes adjustments for reclassification to other accrued liabilities.

•	Other accrued liabilities includes adjustments for restructuring charges, various accrued liabilities and reserve accounts.

•	Long-term notes payable includes adjustments for debt discount and derivative instruments.

•	Other long-term liabilities include adjustments for Supplemental Executive Retirement Plan (“SERP”) and asset retirement obligations.

•	Common stock includes adjustments to record stock-based compensation expense.

•	Deferred compensation includes adjustments to record stock-based compensation expense.

•	Accumulated other comprehensive income includes adjustments for foreign currency translation.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the effect of the adjustments on the consolidated statements of cash flows:

	Years Ended December 31
	2005			2004
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$481	$(16,129)	$(15,648)	$11,337	$(8,502)	$2,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,996	(1,771)	9,225	13,794	(1,666)	12,128
Amortization of debt issuance costs	—	1,038	1,038	—	631	631
Share-based compensation	—	2,620	2,620	—	2,960	2,960
Acquisition earnout	—	3,395	3,395	—	1,510	1,510
Provision for bad debts	6,003	(1,706)	4,297	8,970	(920)	8,050
Loss on property and equipment	(40)	1	(39)	18	743	761
Unrealized loss on currency remeasurement	—	4,075	4,075	—	2,997	2,997
Impairment of goodwill and other intangibles	—	7,296	7,296	—	—	—
Deferred taxes	(6,454)	(2,824)	(9,278)	(393)	(3,584)	(3,977)
Tax benefit from stock options	1,407	(863)	544	615	79	694
Changes in assets and liabilities:
Accounts receivable	(43,919)	(1,699)	(45,618)	(33,148)	779	(32,369)
Inventories	(28,775)	9,603	(19,172)	(3,873)	4,443	570
Prepaid expenses	(1,544)	187	(1,357)	(60)	(1,878)	(1,938)
Other assets	2,748	(214)	2,534	(2,076)	3,612	1,536
Accounts payable and cash overdraft	(28,081)	49,117	21,036	10,856	20,152	31,008
Other accrued liabilities	(6,507)	106	(6,401)	13,406	4,273	17,679

Net cash provided by (used in) operating activities	(93,685)	52,232	(41,453)	19,446	25,629	45,075
Cash flows from investing activities:
Proceeds from sale of property, and equipment	23,162	1,334	24,496	54	(1)	53
Purchases of property and equipment	(4,518)	(931)	(5,449)	(4,353)	(2,093)	(6,446)
Acquisitions of businesses, net of cash acquired	(5,083)	637	(4,446)	(33,742)	(828)	(34,570)

Net cash provided by (used in) investing activities	13,561	1,040	14,601	(38,041)	(2,922)	(40,963)
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	60,173	(5,223)	54,950	(77,381)	(997)	(78,378)
Debt issue costs	—	(535)	(535)	—	(4,656)	(4,656)
Change in book overdraft	54,672	(54,672)	—	18,235	(18,235)	—
Borrowing under long-term notes payable	108	(108)	—	218	109,782	110,000
Payments under long-term notes payable	(22,481)	7,521	(14,960)	(28,845)	2,947	(25,898)
Proceeds from issuance of convertible notes	—	—	—	110,000	(110,000)	—
Proceeds from issuance of common stock	5,242	—	5,242	4,304	(38)	4,266

Net cash provided by financing activities	97,714	(53,017)	44,697	26,531	(21,197)	5,334
Effect of exchange rate changes on cash	(957)	(2)	(959)	454	(1,510)	(1,056)

Increase (decrease) in cash and cash equivalents	16,633	253	16,886	8,390	—	8,390
Cash and cash equivalents at beginning of year	13,294	—	13,294	4,904	—	4,904

Cash and cash equivalents at end of year	$29,927	$253	$30,180	$13,294	$—	$13,294

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 4	— GOODWILL AND OTHER INTANGIBLE ASSETS

Using the criteria of SFAS 131, the Company determined that it had eleven operating segments as of December 31, 2005 and 2004 and twelve operating segments as of December 31, 2006. SFAS 142 states that the reporting unit is considered as an operating segment or one level below an operating segment (i.e., a component of an operating segment). A component of an operating segment can be a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. SFAS 142 provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of December 31, 2005 and 2004, the Company determined that it had the following eleven reporting units:

US Distribution	Rorke Data U.S.	Chile IQQ	Europe Distribution
Canada	Latin America Export	Mexico	Europe Enterprise
Total Tec	Chile	Net Storage Brazil

The reportable segment, US Distribution, was determined based on geography and client base. The reportable segments, Latin America Export, Europe Distribution, and Europe Enterprise, represent operating segments that individually met the quantitative threshold reporting requirements of SFAS 131. The reportable segment, Other, represents operating segments that were combined as they share a majority of the reportable segment aggregation criteria of SFAS 131 and do not individually or in the aggregate meet the quantitative threshold reporting requirements of SFAS 131.

At December 31, 2006, the Company determined that it had twelve reporting units, the eleven operating segments determined at December 31, 2005 along with ProSys Information Systems (“ProSys”) acquired in the fourth quarter of 2006.

Goodwill balances by year and by reportable segment and changes therein were as follows (in thousands):

				Latin
	US	Europe	Europe	America
	Distribution	Distribution	Enterprise	Export	Other	Total

Balance at December 31, 2004 (Restated)	$8,241	$—	$29,308	$—	$15,705	$53,254
Acquisition of Net Storage and MCE	106	1,877	—	—	3,728	5,711
Contingent purchase price adjustment	—	—	523	—	1,359	1,882
Impairment	—	(1,870)	—	—	(4,324)	(6,194)
Currency translation adjustment	—	(7)	(2,990)	—	275	(2,722)

Balance at December 31, 2005 (Restated)	8,347	—	26,841	—	16,743	51,931
Acquisition of ProSys	—	—	—	—	14,873	14,873
Contingent purchase price adjustment	—	—	—	—	1,597	1,597
Impairment	—	—	—	—	(3,477)	(3,477)
Currency translation adjustment	—	—	3,705	—	532	4,237

Balance at December 31, 2006	$8,347	$—	$30,546	$—	$30,268	$69,161

As a result of performing its annual goodwill impairment test as of December 31, 2005, the Company determined that the carrying value of the net assets in its Europe Distribution and Mexico reporting units were less than their fair values. The Company also determined that it was necessary to review the carrying value of the

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

intangible assets in these reporting units, which primarily consists of a trademarks and vendor relationships. As a result, the Company determined that future cash flows from these reporting units were not adequate to recover the carrying value of the intangible assets, primarily trademarks, in the Europe Distribution reporting units, and vendor relationships in the Mexico reporting units, and, as a result, recorded an impairment of $1.1 million in the consolidated statements of operations for the year ended December 31, 2005.

The carrying value of goodwill is based on fair value estimates on projected financial information which management believes to be reasonable. The valuation methodology used to estimate the fair value of the Company and its reporting units considers the market capitalization of the Company, requires inputs and assumptions that reflect market conditions as well as management judgment.

The market value of the Company’s common stock was $7.05 on December 29, 2006, the last trading day in the year ended December 31, 2006. Since that date through November 30, 2008, the Company’s common stock has traded as low as $0.36 per share. The Company will continue to monitor the estimates of fair value for its reporting units and there will likely be circumstances in future periods that will require the Company to recognize a future impairment loss on all or a portion of its recorded goodwill and possibly other intangible assets.

The carrying values and accumulated amortization of intangible assets at December 31, 2006 and 2005 were as follows (in thousands):

	Estimated	As of December 31, 2006
	Useful Life for	Gross	Accumulated	Net
Intangible Assets	Amortization	Amount	Amortization	Amount

Non-compete agreements	2-6 years	$3,210	$1,519	$1,691
Trade names	20 years	2,500	105	2,395
Customer/supplier relationships	4-10 years	14,928	3,054	11,874
Internally-developed software	5 years	600	30	570

Total		$21,238	$4,708	$16,530

The Company recognized intangible assets of $13.8 million, $0.8 million and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. These capitalized assets relate primarily to non-compete agreements, trademarks, trade names, customer and supplier relationships and software expenditures to be used in the Company’s operations. The weighted average amortization period of all intangible assets was approximately seven years, seven years and eight years for the years ended December 31, 2006, 2005 and 2004, respectively.

	Estimated	As of December 31, 2005 (Restated)
	Useful Life for	Gross	Accumulated	Net
Intangible Assets	Amortization	Amount	Amortization	Amount

Non-compete agreements	2-6 years	$1,513	$1,311	$202
Trade names	20 years	300	62	238
Customer/supplier relationships	4-10 years	5,117	1,484	3,633

Total		$6,930	$2,857	$4,073

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Amortization expense, using the straight line method, was $1.6 million, $1.1 million, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company estimated future annual amortization expense for these intangibles over the next five years is as follows (in thousands):

Amount

Years Ending December 31,
2007	$3,629
2008	3,402
2009	3,225
2010	2,919
2011	1,461

NOTE 5 — ACQUISITIONS

The acquisitions described below have been accounted for using the purchase method. Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

2006

ProSys Information Systems Acquisition

On October 2, 2006, the Company acquired substantially all of the assets and liabilities of ProSys, a privately-held company located in Atlanta, Georgia. ProSys is a value-added distributor of computer components with operations in 12 Southeastern U.S. locations, serving customers throughout the United States. The total consideration was $35.1 million, consisting of $26.3 million in cash (net of $6.8 million of cash acquired), 1,724,372 shares of Bell Microproducts’ common stock valued at $8.8 million and purchase expenses of $0.6 million.

Under the purchase agreement, the former stockholders of ProSys (the “Holders”) may also be entitled to an additional payment related to the performance of the ProSys business unit for each of the three years ending September 30, 2007, 2008 and 2009. Each annual payment will be due in a combination of cash and shares of the Company’s common stock based on the profits generated up to a three-year maximum additional payment of $13.0 million. In addition, the Company is subject to a potential additional payment in an amount equal to 20% of the profits of the ProSys business unit earned in excess of an aggregate of $26.0 million for the three-year period ending September 30, 2009. As of December 31, 2006, the Company had accrued, but not paid, $1.1 million for the estimated initial contingent consideration payment potentially earned as of that date. The contingent payments are accounted for as compensation expense and are not included in the purchase price of ProSys because continued employment at the Company was required.

The Company allocated $13.8 million of the purchase price to intangible assets relating to customer relationships, non-compete agreements, a trade name and software with weighted average useful lives of four, five, twenty and five years respectively. The valuation of identifiable intangible assets acquired was based on management’s estimates and was based on various information, including a third party valuation. The discounted cash flow method of the income approach was used to value the non-compete agreements, the trade name, and customer relationships while the cost approach was used to value the software. The Company allocated $14.9 million to goodwill related to the acquisition of ProSys because of the meaningful presence the Company achieved through the acquisition in the value added reseller market in the Southeastern region of the United States. The final

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

ProSys purchase price was allocated to the acquired assets and liabilities assumed, based upon management’s estimate of their fair market values as of the acquisition date, as follows (in thousands):

Accounts receivable	$57,880
Inventories	10,121
Equipment and other assets	2,979
Goodwill	14,873
Intangibles	13,750
Short-term note payable	(33,989)
Accounts payable	(21,900)
Other accrued liabilities	(8,563)

Total consideration	$35,151

As part of the purchase transaction, the Company and the Holders entered into a Registration Rights Agreement obligating the Company to file a registration statement with the SEC to allow for the resale of the 1.72 million shares of common stock, used as part of the consideration in the purchase transaction, within sixty days of the closing date of the acquisition. On April 30, 2007, the Company and the Holders entered into an amendment to the Registration Rights Agreement which provided that in exchange for an extension to the Company of the time to register the shares, the Company would provide the Holders with cash necessary to make up the shortfall, if any, if the sales price on the open market was below the price used to determine the share value for purposes of determining the consideration for the purchase transaction, as well as a put right to the Company in certain circumstances. On February 5, 2008, the Company entered into a memorandum of understanding with the Holders that required the Company to pay an advance against potential contingent consideration due the Holders in exchange for an extension on the previously-granted put right through September 30, 2008. On August 26, 2008, the Company and the Holders entered into a second amendment to the Registration Rights Agreement under which the Company agreed to purchase from the Holders all of the right, title and interest in 710,036 shares of the purchase consideration common stock at a price equal to that used as consideration in the purchase transaction, in exchange for the Holders agreeing to return the advance against the potential contingent consideration agreed to in February 2008 and that the Holders would retain the remainder of the shares until such time as the Company is current in its periodic reports or October 2009, whichever occurs first.

Subsequent to the acquisition of ProSys, the Company determined that certain accounting practices at ProSys were such that the Company could not rely on ProSys’ historical financial statements. Therefore, the Company has not presented the 2006 pro forma results of operations of the Company giving effect to the acquisition of ProSys in these consolidated financial statements.

2005

MCE Group Acquisition

On December 1, 2005, the Company acquired certain assets and assumed certain liabilities of MCE Computer Peripherie GmbH, MCE Computer Vertreibs Products GmbH, MCE Computer Technology Inc and MCE Limited, (collectively, “MCE”) based in Munich, Germany. The acquisition of MCE allowed the Company to continue to expand its growth in value-added storage products and services in Europe and added additional experienced management, sales and marketing resources to the Company. MCE is a European distributor of disk drives and components, and also has a substantial IBM enterprise business in Germany. MCE’s customer base includes enterprise VARs, system builders and industrial customers.

The MCE assets acquired were primarily inventories and accounts receivable. The cash consideration paid, net of cash acquired of $686,000 was $661,000 and included acquisition costs, and assumed certain liabilities, primarily

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

notes payable and trade accounts payable. The Company allocated $425,000 of the purchase price to intangible assets relating to customer relationships and non-compete agreements, with weighted average useful lives of eight years and three years, respectively. The purchase allocation of the MCE acquisition to acquired assets and assumed liabilities has been corrected in conjunction with the restatement of the Company’s financial statements and is shown below. The final MCE purchase price was allocated to the acquired assets and liabilities assumed, based upon management’s estimate of their fair market values as of the acquisition date, restated as follows (in thousands):

Accounts receivable	$23,256
Inventories	24,166
Equipment and other assets	1,587
Goodwill	1,983
Intangibles	425
Accounts payable	(22,774)
Other accrued liabilities	(2,153)
Notes payable	(25,829)

Total consideration	$661

Pro forma results of operations have not been presented here because the effect of the acquisition was not material to the results of the prior periods presented.

Net Storage Computers, Ltda Acquisition

On July 8, 2005, the Company acquired all of the outstanding capital stock of Net Storage Computers, Ltda (“Net Storage”), a privately-held company headquartered in Alphaville, São Paulo, Brazil, with sales offices throughout Brazil. The acquisition of Net Storage increased the Company’s presence in the Latin America marketplace and provided the opportunity to strengthen relationships with key suppliers and expand products and services offerings. Net Storage is a distributor of storage products and peripherals to VARs and system integrators in Brazil. Their strategic partners include Intel, Seagate, Western Digital, Acer Inc. and Super Micro Computer, Inc.

Net Storage was acquired for $3.1 million in cash, net of cash acquired of $267,000, and included acquisition costs, and assumed liabilities, primarily trade accounts payable and other liabilities. The Company is obligated to pay an earnout based upon a percentage of the earnings of the Brazilian operation over a four-year period. During 2006, the former owners earned $1.3 million under this earnout provision. In addition, the Company also entered into a four year Management Service Agreement which obligates the Company to pay an additional $1.1 million. The Company allocated $421,000 of the purchase price to intangible assets relating to customer and supplier relationships, and non-compete agreements, with estimated useful lives of seven years, and six years, respectively. The purchase allocation of the Net Storage acquisition to acquired assets and assumed liabilities has been corrected in conjunction with the restatement of the Company’s financial statements. The Company determined that it had not recorded certain employment tax liabilities related to the operations of its Brazilian subsidiary as of the date of acquisition and thereafter. The final Net Storage purchase price was allocated to the acquired assets and liabilities

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

assumed, based upon management’s estimate of their fair market values as of the acquisition date, restated as follows (in thousands):

Accounts receivable	$2,123
Inventories	2,312
Equipment and other assets	717
Goodwill	3,728
Intangibles	421
Accounts payable	(2,943)
Other accrued liabilities	(3,234)

Total consideration	$3,124

Pro forma results of operations have not been presented here because the effect of the acquisition was not material to the results of the prior periods presented.

2004

OpenPSL Holdings Limited Acquisition

On June 22, 2004, the Company acquired all of the outstanding capital stock of OpenPSL Holdings Limited (“OpenPSL”), a privately-held company headquartered in Manchester, United Kingdom, with branch offices in Dublin, Ireland and Leeds, Bracknell and Nottingham, United Kingdom. The acquisition of OpenPSL allowed the Company to broaden its product offerings. OpenPSL is a value-added distributor of enterprise, storage and security products and related professional services to VARs, system integrators and software companies in the United Kingdom and Ireland. Its line card of franchised suppliers includes Hewlett Packard, IBM, Oracle, Veritas, Allied Telesyn and Microsoft.

OpenPSL was acquired for a total purchase price of approximately $36.8 million which included cash of approximately $33.9 million and the issuance of 482,114 shares of the Company’s common stock. Total purchase price included acquisition costs and assumed liabilities; primarily trade accounts payable, other accrued liabilities and notes payable and long-term liabilities. The Company allocated $3.7 million of the purchase price to intangible assets relating to customer and supplier relationships, and non-compete agreements, with weighted average useful lives of four years, seven years and two years, respectively.

The allocation of the OpenPSL purchase price to acquired assets and assumed liabilities has been corrected in conjunction with the restatement of the Company’s financial statements. The Company previously recorded earnout payments subsequent to the acquisition as goodwill related to the acquisition, but the Company subsequently determined that the majority of the earnout should have been recorded as compensation expense. As a result $5.8 million which included cash of approximately $0.9 million and the issuance of 542,915 shares was recorded as compensation expense related to the earnout payments. The final OpenPSL purchase price was allocated to the

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

acquired assets and liabilities assumed, based upon management’s estimate of their fair market values as of the acquisition date, restated as follows (in thousands):

Accounts receivable	$30,721
Inventories	6,024
Equipment and other assets	2,626
Goodwill	27,797
Intangibles	3,670
Accounts payable	(18,785)
Other accrued liabilities	(7,530)
Notes payable and long-term liabilities	(7,704)

Total consideration	$36,819

NOTE 6 —	BALANCE SHEET COMPONENTS

	As of December 31,
	2006	2005
		(Restated)
	(In thousands)

Accounts receivable, net:
Accounts receivable	$516,962	$429,319
Less: allowance for doubtful accounts	(11,587)	(8,940)

	$505,375	$420,379

Property and equipment:
Computer and other equipment	$57,667	$50,895
Land and buildings	4,177	3,322
Furniture and fixtures	7,934	7,682
Warehouse equipment	4,651	4,445
Leasehold improvements	11,168	9,163

	85,597	75,507
Less: accumulated depreciation and amortization	(66,822)	(60,267)

	$18,775	$15,240

Total depreciation expense was $6.3 million in 2006, $8.1 million in 2005 and $11.1 million in 2004.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 7 —	LINES OF CREDIT AND TERM LOANS

Lines of Credit

	As of December 31
	2006	2005
	(In thousands)

Western Facility	$43,000	$18,319
Wachovia Facility	92,562	89,414
IBM Facilities	30,838	26,558
Bank of America Facility	31,521	—
GE Facility	26,190	—
Intel Facility	3,000	—
IFN Financing BV	—	2,189

Amounts included in current liabilities	$227,111	$136,480

Western Facility

On May 14, 2001, the Company entered into a loan and security agreement with Congress Financial Corporation (Western), which is now known as Wachovia Capital Finance Corporation (Western), as agent for lenders under a revolving line of credit (the “Western Facility”). On November 7, 2006, the Company entered into an amendment to the Western Facility which increased the line of credit from $125.0 million to $150.0 million, and extended the maturity date to September 20, 2010. On September 29, 2008, the Company amended and restated the Western Facility and increased the line of credit to a maximum amount of $204.0 million, but did not change the maturity date. The maximum amount of borrowings on the amended Western Facility is determined based on a percentage of eligible accounts receivable and inventory less $15 million. The amended Western Facility provided that the Company must pay, in full, all of the obligations and other amounts due under the Wachovia Facility. As of September 29, 2008, approximately $69.6 million outstanding under the Wachovia Facility was repaid in full and the $120.0 million Wachovia Facility was terminated.

Borrowings under the Western Facility bear interest at Wachovia’s prime rate plus a margin of between 0.0% to 0.5%, based on a percentage of unused availability. For borrowings under the Western Facility in excess of $105.0 million, the Company pays a one-time fee of 0.25%. At the Company’s option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which would bear interest at the adjusted Eurodollar rate plus a margin of between 1.50% to 2.00%, based on a percentage of unused availability. The Company also pays an unused line fee equal to 0.25% per annum of the unused portion of the Western Facility, subject to certain adjustments. The weighted average interest rate on outstanding borrowings under the Western Facility during the years ended December 31, 2006 and 2005 was 7.15% and 5.95%, respectively.

The Company’s obligations under the Western Facility are collateralized by substantially all of the assets of the Company and its North and South American subsidiaries, other than ProSys. The Western Facility requires the Company to meet certain financial covenant tests and to comply with certain other covenants, including restrictions on the incurrence of debt and liens, mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments, achievement of a fixed-charge ratio for certain fiscal periods (beginning in the fourth quarter of 2008, the Company is required to have earnings before interest, income taxes, depreciation, amortization and restructuring charges in the quarter greater than or equal to payments the Company makes for taxes, interest, capital expenditures and principal payments during such quarter) and the requirement that the Company provide audited financials to the lenders within a prescribed time period after the close of its fiscal year. The Company presently expects that when it reports to Western by February 16, 2009, its earnings before interest, income taxes, depreciation, amortization and restructuring charges for the quarter ending December 31,

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

2008 will be significantly less than the payments it expects to make for taxes, interest, capital expenditures and principal payments during such quarter. The Company is currently in discussions with Western to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants. Upon any event of default, the lenders may demand immediate payment of the balance outstanding. An event of default includes the failure to pay any obligations when due, failure to perform any of the terms, covenants, conditions or provisions of the agreement and such failure continues for fifteen days.

The Western Facility currently provides that the Company is required to provide audited consolidated financial statements with respect to the Company’s 2007 fiscal year no later than March 31, 2009, and with respect to the Company’s 2008 fiscal year, the Company is required to deliver audited consolidated financial statements on or before June 30, 2009.

Wachovia Facility

On December 28, 2005, the Company entered into the Wachovia Facility with Wachovia Bank, National Association. On November 7, 2006, the Company entered into an amendment to the Wachovia Facility whereby the maturity date of the facility was extended to September 20, 2009. Under the Wachovia Facility, the Company sells or contributes all of its receivables to a consolidated special purpose bankruptcy-remote entity named Bell Microproducts Funding Corporation (“Funding”), a wholly-owned subsidiary. Funding obtains financing from the lenders collateralized by these receivables. The maximum principal amount available under the Wachovia Facility is $120.0 million. The interest rate on advances made by the lenders is the cost of lenders’ commercial paper plus 80 basis points. Funding also pays an unused line fee ranging from 0.20% to 0.25% per annum of the unused portion of the Wachovia Facility. The cash flows from the collections of the receivables is used to purchase new receivables, to pay amounts to the lenders, to pay other amounts owed, and to make dividend distributions (subject at all times to Funding maintaining a required capital amount). Including the program fee, the average interest rate on outstanding borrowings under the Wachovia Facility for the years ended December 31, 2006 and 2005 was 5.99% and 4.24%, respectively, and the balances outstanding at December 31, 2006 and 2005 were $92.6 million and $89.4 million, respectively. The Wachovia Facility requires Funding (and in certain circumstances, the Company) to meet certain financial covenant tests and to comply with certain other covenants including the timely provision of audited financial statements, restrictions on changes in structure, incurrence of debt and liens, payment of dividends and distributions, and material modifications to contracts and credit and collections policy. Upon any event of default the lenders may demand immediate payment of the balance outstanding. An event of default includes failure to pay any obligations when due and such failure continues for two consecutive days or failure to perform any of the terms, covenants, conditions or provisions of the agreement and such failure continues for ten days. The Company is obligated to provide the lenders audited financial statements within ninety days following the close of the fiscal year, as well as monthly unaudited financial information. The Company received a waiver of this requirement from the lenders through September 30, 2008. On September 29, 2008, the Company terminated the Wachovia Facility and paid the outstanding balance with proceeds from the amended Western Facility.

IBM Facilities

On December 1, 2005, in connection with the acquisition of MCE, the Company entered into a short-term financing agreement with IBM Deutschland Kreditbank GmbH (“IBM”) for up to $25.0 million. In March 2006, the limit was increased to $30.0 million. The loan is collateralized by substantially all of the assets of the Company’s German subsidiary as well as cross-company guarantees of the Company’s European subsidiaries and bears interest at LIBOR or Euribor plus 2.00%, depending on the currency of the advance. The average interest rate on outstanding borrowings for the year ended December 31, 2006 was 7.1%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. If the facility is terminated, all amounts would be due at the end of the six-week period. The balance outstanding on this facility at December 31, 2006 and 2005 was $20.2 million and $18.9 million, respectively, including interest payable.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Also on December 1, 2005, the Company entered into another short-term financing agreement with IBM for €6.5 million ($8.6 million at the exchange rate on December 31, 2006 of $1.32/€1.00). In May 2006, the agreement was amended to increase the available financing to €8.0 million ($10.6 million at the exchange rate on December 31, 2006 of $1.32/€1.00). The loan is collateralized by substantially all of the assets of the Company’s German subsidiary as well as cross-company guarantees of the Company’s European subsidiaries and bears interest at Euribor plus 3.85%. The average interest rate on outstanding borrowings for the year ended December 31, 2006 was 6.8%. The facility has no maturity date but continues indefinitely until terminated by either party upon six weeks notice. The balance outstanding on this facility at December 31, 2006 and 2005 was $10.6 million and $7.7 million, respectively, including interest payable. On November 11, 2008 the Company received notice from IBM that they would terminate this line of credit as of December 31, 2008, and all amounts due thereunder, which as of November 11, 2008 was approximately €8.0 million, would be due on that date. Subsequently, on December 5, 2008 the Company entered into an agreement with IBM permitting repayment of €4.0 million by December 31, 2008 and the remainder no later than February 28, 2009.

Bank of America Facility

On December 2, 2002, Bell Micro Limited, a wholly-owned subsidiary of Bell, entered into the Bank of America Facility arranged by Bank of America, National Association, as agent, to provide a revolving line of credit facility of up to £75 million. The maximum amount of borrowings on the Bank of America facility is determined based on a percentage of eligible accounts receivable and inventory. On October 20, 2005, the agreement was amended to extend the maturity date to October 20, 2008 and reduce the facility to £60 million ($117.6 million at the exchange rate on December 31, 2006 of $1.96/£1.00), increasing to £80 million ($156.8 million at the exchange rate on December 31, 2006 of $1.96/£1.00) at the Company’s option. On May 21, 2008, the agreement was amended to extend the termination date of the facility to October 20, 2011 and decrease the size of the facility from £80 million to £76 million ($149.0 million at the exchange rate on December 31, 2006 of $1.96/£1.00). At Bell Micro Limited’s option, all or any portion of the outstanding borrowings may be converted to a LIBOR revolving loan. Borrowings under the line of credit bear interest at Bank of America’s base rate, or the LIBOR rate, as applicable, plus a margin of between 1.75% to 3.0%, based on certain financial measurements. The average interest rates on the outstanding borrowings under the revolving line of credit during the year ended December 31, 2006, 2005 and 2004 were 5.93%, 6.33% and 5.89%, respectively, and the balances outstanding at December 31, 2006 and 2005 were $31.5 million and none, respectively. Obligations of Bell Micro Limited under the revolving line of credit are collateralized by substantially all of the assets of Bell Micro Limited and its European subsidiaries. The revolving line of credit requires Bell Micro Limited to meet certain financial covenant tests (including maintaining an Adjusted Tangible Net Worth at the end of each quarter of not less than £26.9 million) and to comply with certain other covenants, including restrictions on incurrence of debt and liens, restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments. On August 6, 2008, Bell Micro Limited executed a letter agreement with Bank of America, as Agent for the Bank of America Facility, under the terms of which the lenders agreed to extend the time for the delivery of the audited consolidated financial statements of the Bell Micro Limited and its subsidiary companies to June 30, 2009 for the 2007 fiscal year.

GE Commercial Distribution Finance Facility

In connection with the acquisition of ProSys, the Company entered into a credit facility arrangement managed by GE Commercial Distribution Finance (“CDF”) which currently permits borrowings of up to $80.0 million, including an accounts receivable facility, a supplemental inventory facility, and a floorplan credit facility. ProSys is required to pay interest to CDF on the daily contract balance at a rate equal to LIBOR plus 3.10%. In 2006, the floorplan facility contained an interest-free period and ProSys repaid substantially all amounts within that time. Under these credit facilities, ProSys has granted CDF a lien on substantially all of its assets. The credit facility has a two year term with annual renewals thereafter but may be terminated by either party with notice. The balance outstanding at December 31, 2006 was $26.2 million and was related solely to inventory floor plan financing. The

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

facility contains a number of financial covenants, including covenants requiring the ProSys subsidiary to maintain an operating profit margin of not less than 0.5% of sales on a 12-month rolling basis, the maintenance of a ratio of debt to tangible net worth of not more than six to one measured as of the last day of each fiscal quarter and maintenance of a ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ending on the last day of each fiscal quarter of not more than four to one. Although the Company has not completed its consolidated financial statements for the year ended December 31, 2007, it presently expects that our ProSys subsidiary’s operating profit margin for the 12 months ended June 30, 2007 will be less than 0.5% of ProSys sales, its ratio of debt to tangible net worth at June 30, 2007 will be more than six to one and its ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ended on June 30, 2007 will be more than four to one. The Company is currently in discussions with CDF to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants.

Intel Corporation Facility

On March 30, 2006, the Company entered into the Working Capital Facility with Intel Corporation to provide a line of credit up to $3.0 million. The Working Capital Facility is non-interest bearing and has a one-year term with subsequent annual renewals, but may be terminated by Intel at any time. The Company is required to meet certain program eligibility requirements including compliance with its distribution agreement with Intel. The balance outstanding at December 31, 2006 was $3.0 million. In May 2008, the line of credit was reduced to $1.9 million, and subsequently increased to $2.5 million in November 2008.

IFN Financing BV

The Company has entered into a credit agreement with IFN Finance BV. This agreement was amended in December 2004 to reduce its $7.5 million in short-term financing capacity to $4.7 million. The loan is collateralized by certain European accounts receivable and inventories, bears interest at 4.5%, and continues indefinitely until terminated by either party upon 90 days notice. At December 31, 2006, the facility was in effect and there was no balance outstanding at that date. The agreement was terminated in December 2006.

Term Loans

	As of December 31
	2006	2005
	(In millions)

Convertible notes, face value of $110.0, fair value of $107.8 as of December 31, 2006 and $102.9 as of December 31, 2005, due 2024	$110.0	$110.0
9.0% senior subordinated notes issued in 2000, face value of $38.0 as of December 31, 2006 and $45.0 as of December 31, 2005, fair value of $38.4 as of December 31, 2006 and $45.6 as of December 31, 2005, due 2010	36.8	43.4
9.0% senior subordinated notes issued in 2006, face value of $35.0, fair value of $36.3 as of December 31, 2006, due 2013	35.0	—
5.25% loan agreement, face value of $3.3 as of December 31, 2005, fair value of $3.3 as of December 31, 2005, repaid in 2006	—	3.3
Other, fair values approximate carrying value	0.6	0.7

Total debt	182.4	157.4
Less: current portion	(12.7)	(10.7)

Total long-term debt	$169.7	$146.7

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Convertible Notes

On March 5, 2004, the Company completed a private offering of $110.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2024 (the “Old Notes”). On December 20, 2004, the Company completed its offer to exchange newly issued 3.75% Convertible Subordinated Notes, Series B due 2024 (the “New Notes”) for an equal amount of the Company’s outstanding Old Notes. Approximately 99.9% of the total principal amount of Old Notes outstanding were tendered in exchange for an equal principal amount of New Notes.

The New Notes mature on March 5, 2024 and bear interest at the rate of 3.75% per year on the principal amount, payable semi-annually on March 5 and September 5, which began on March 5, 2005. Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the New Notes, the Company will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (1) the principal amount of each New Note to be converted and (2) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.96 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Under the terms of the New Notes, holders have the right to convert their notes upon the occurrence of certain events, including if the closing price of the Company’s common stock exceeds a certain threshold for at least 20 of the last 30 days in preceding fiscal quarters and upon specified corporate transactions, as described in more detail in the prospectus filed in connection with the exchange offer. The applicable stock price is the average of the closing sales prices of the Company’s common stock over the five trading day period starting the third trading day following the date the New Notes are tendered for conversion. If the conversion value is greater than the principal amount of each New Note, the Company will be required to deliver to holders upon conversion, at their option, (1) a number of shares of its common stock, (2) cash, or (3) a combination of cash and shares of its common stock in an amount calculated as described in the prospectus filed by the Company in connection with the exchange offer. In lieu of paying cash and shares of its common stock upon conversion, the Company may direct the conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by the Company for exchange in lieu of conversion. The designated financial institution must agree to deliver, in exchange for the New Notes, (1) a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares, or (2) cash or (3) a combination of cash and shares of the Company’s common stock. Any New Notes exchanged by the designated institution will remain outstanding.

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

The Company may be required to purchase for cash all or a portion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change of control, at a purchase price equal to 100% of the principal amount of the New Notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date. Upon any event of default, the lender may demand immediate payment of the balance outstanding. An event of default includes the failure to pay any interest or principal when due, failure to perform any of the terms, covenants, conditions or provisions of the agreement including timely filing of financial reports and such failure continues for 30 days. As noted above, the Company has not timely filed reports with the SEC for periods subsequent to June 30, 2006. The Company’s failure to timely file the required SEC reports resulted in a default under the indentures governing the New Notes. The Company had a 30-day period from the date notice of the default was received in which to cure this breach or it would have become an event of default that would have given holders of the New

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Notes the right to accelerate the maturity of the New Notes, which would have resulted in the full amount of principal and accrued interest on the New Notes becoming immediately due and payable.

On December 7, 2006, the Company sought and, on December 19, 2006, obtained consents from holders of the New Notes for the waiver of certain defaults related to the late filing of its Form 10-Q for the quarter ended September 30, 2006 and certain proposed amendments to the indentures governing the New Notes that eliminated covenants related to the filing of the Company’s periodic reports with the SEC and the delivery of such reports to the trustee for the New Notes. The proposed waiver to the Indentures required the consent of holders of a majority in aggregate principal amount of the New Notes outstanding and the waiver and amendment were effective upon all holders of the New Notes. In exchange for the consent to the waiver and amendment, the Company paid holders of the New Notes an initial consent fee of $5.00 for each $1,000 principal amount of New Notes for which consents were obtained. The initial consent fee of $0.6 million was paid to holders of the New Notes in December 2006 and charged to interest expense. If the Company did not commence a cash tender offer for the New Notes on or before February 28, 2007, to redeem all validly tendered New Notes at a price of at least $1,000 for each $1,000 principal amount of New Notes, the Company was required to pay holders of the New Notes for which consents to the waiver and amendment were obtained, an additional fee of $85.00 for each $1,000 principal amount of New Notes. The Company did not initiate the tender and on March 4, 2007, an aggregate of $9.4 million was paid to the holders of the New Notes, which amount was charged to interest expense.

9% Senior Subordinated Notes Payable to RSA issued in 2000

On July 6, 2000, and as amended on May 3, 2004, the Company entered into a facility under which it issued $180.0 million of subordinated debt to The Teacher’s Retirement System of Alabama (“RSA”) and one of its affiliated funds (the “2000 Notes”). The 2000 Notes were comprised of $80.0 million bearing interest at 9.125%, which was repaid in June 2001; and $100.0 million bearing interest at 9.0%, payable in semi-annual interest and principal payments with semi-annual principal installments commencing on December 31, 2000 of $3.5 million, $4.4 million commencing December 31, 2007, $5.1 million due December 31, 2009, and a final payment of $8.5 million on June 30, 2010. The 2000 Notes were collateralized by a second lien on substantially all of the Company’s and its subsidiaries’ North American and South American assets. The Company must meet certain financial covenant tests on a quarterly basis (including maintaining a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. Upon any event of default the lender may demand immediate payment of the balance outstanding. An event of default includes failure to pay any obligation when due, or any failure to observe any covenant, obligation, condition or provision of the agreement if such failure continues for 15 days. On June 30, 2008 the balance of the 2000 Notes was $26.7 million. Effective June 30, 2008, the Company entered into the 2008 Notes with the lenders which consolidated the 2000 Notes and the 2007 Notes.

9% Senior Subordinated Notes Payable to RSA issued in 2006

On October 2, 2006, the Company borrowed $35.0 million from the RSA and one of its affiliated funds in connection with its acquisition of ProSys (the “2006 Notes”). The 2006 Notes bear interest at 9% and are in the form of two notes, one for $23.0 million and a second for $12.0 million, both due August 1, 2013. The notes are collateralized by ProSys shares and all tangible and intangible assets of the ProSys business, other than those assets pledged to GE Commercial Distribution Finance. The balances outstanding at December 31, 2006 are $35.0 million, with scheduled repayments of principal of $1.0 million in 2007, $1.7 million in 2008, $2.5 million in 2009, $3.3 million in 2010, $4.0 million in 2011, and $22.5 million thereafter. Principal payments are due on August 1 and February 1 of each year and include accrued interest through that date. The Company must meet certain financial covenant tests on a quarterly basis (including maintaining a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

required to be in compliance with the covenants of certain other borrowing agreements. Upon any event of default the lender may demand immediate payment of the balance outstanding. The Company presently expects that when it reports to the RSA by February 19, 2009 its net worth will be less than $87.5 million at December 31, 2008. The Company is currently in discussions with its lenders to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants.

9% Senior Subordinated Notes Payable to RSA issued in 2007

On January 30, 2007, the Company entered into a revolving credit agreement with the RSA and one of its affiliated funds in the amount of $30.0 million (the “2007 Notes”). The 2007 Notes bear interest at 9%. Under the terms of the agreement, the availability of the revolving credit was set to expire on July 31, 2008 and thereafter payments would be made at the rate of $1.0 million per month beginning August 15, 2008, and the entire principal balance would be due on January 30, 2009. The 2007 Notes were collateralized by a second lien on substantially all of the Company’s and its subsidiaries’ North American and South American assets. The Company must meet certain financial covenant tests on a quarterly basis (including maintaining a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. Upon any event of default the lender may demand immediate payment of the balance outstanding. An event of default includes failure to pay any obligation when due, or any failure to observe any covenant, obligation, condition or provision of the agreement if such failure continues for 15 days. On June 30, 2008 the balance of the 2007 Notes was $30.0 million. Effective June 30, 2008, the Company entered into the 2008 Notes with the lenders which consolidated the 2000 Notes and the 2007 Notes.

9% Senior Subordinated Notes Payable to RSA issued in 2008

On August 5, 2008, the Company entered into an Amended and Restated Credit Agreement effective as of June 30, 2008 (the “2008 Notes”) with the RSA and certain of its affiliated funds, which consolidated and restructured the $56.7 million in outstanding indebtedness due under the 2000 Notes and 2007 Notes. The 2008 Notes bear interest at 9% per annum payable in semiannual installments, with a principal payment of $2.5 million due December 15, 2008, and principal payments then increasing to $4.0 million semiannually through June 1, 2011, to $5.0 million semiannually through June 1, 2013, and a final payment of $14.2 million due December 1, 2013. The Company granted a second priority security interest, subordinate to the Western Facility and GE Commercial Distribution Finance Facility, in substantially all of the property then owned or thereafter acquired by the Company in North or South America.

The Company must meet certain financial covenant tests on a quarterly basis (including maintaining a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends, and repurchase of stock. The Company is also required to be in compliance with the covenants of certain other borrowing agreements. Upon any event of default the lender may demand immediate payment of the balance outstanding. The Company presently expects that when it reports to the RSA by February 19, 2009 its net worth will be less than $87.5 million at December 31, 2008. The Company is currently in discussions with its lenders to obtain waivers under or amendments to the applicable credit agreements related to these financial covenants. The 2008 Notes also require the Company to provide audited financial statements by March 31, 2009 with respect to its 2007 fiscal year, and June 30, 2009 with respect to its 2008 fiscal year.

5.25% Note Payable —	Klaus Reichl

On December 1, 2005, the Company entered into a loan agreement with Mr. Klaus Reichl for up to €4.0 million ($5.3 million at the exchange rate on December 31, 2006 of $1.32/€1.00). The loan was used to finance the asset

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

purchase of MCE. The loan was unsecured, bore interest at the fixed rate of 5.25% and was scheduled to mature on December 5, 2008. A total of $3.3 million was outstanding at December 31, 2005 and was repaid during 2006.

HSBC Bank plc Mortgage

On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC for an original amount of £0.7 million ($1.4 million at the exchange rate on December 31, 2006 of $1.96/£1.00). The mortgage has a term of ten years and bears interest at HSBC’s rate plus 1.25%. The balance on the mortgage was $0.6 million and $0.7 million at December 31, 2006 and 2005, respectively.

Maturities

Maturities of term loans based on the amounts and terms outstanding at December 31, 2006, total $12.7 million in 2007, $10.6 million in 2008, $12.1 million in 2009, $10.7 million in 2010, $4.0 million in 2011, and $132.2 million thereafter.

NOTE 8 —	RESTRUCTURING COSTS

Restructuring Costs

In December 2005, the Company implemented a restructuring plan for its European operations, and as a result, the Company incurred restructuring costs and other charges of $1.3 million. These costs consisted primarily of severance and benefits of $1.0 million for involuntary employee terminations and $0.3 million related to closure of the Company’s operation in Sweden. The Company terminated 58 employees in the United Kingdom and continental Europe in sales, marketing and support functions as of December 31, 2005. The following table summarizes the Company’s restructuring activities in the three years ended December 31, 2006 (in thousands):

	Employee
	Termination	Facility-
	Costs	Related Costs	Total

Restructuring obligations at December 31, 2003 (Restated)	$234	$887	$1,121
Cash payments	(234)	(312)	(546)

Restructuring obligations at December 31, 2004 (Restated)	—	575	575
Restructuring charges	1,275	—	1,275
Cash payments	—	(224)	(224)
Exchange rate changes	(19)	—	(19)

Restructuring obligations at December 31, 2005 (Restated)	1,256	351	1,607
Cash payments	(1,256)	(210)	(1,466)

Restructuring obligations at December 31, 2006	$—	$141	$141

NOTE 9 —	STOCK-BASED COMPENSATION PLANS

Effective January 1, 2006, the Company implemented SFAS 123R as interpreted by SEC Staff Accounting Bulletin (“SAB”) No. 107 Share-Based Payment (“SAB 107”). Prior to January 1, 2006, the Company accounted for stock-based compensation options according to the provisions of APB 25, and its related interpretations. The Company adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes (1) amortization related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (2) amortization related to all stock option awards granted subsequent to

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company amortized stock-based compensation under SFAS 123 using multiple option attribution and under SFAS 123R used straight line attribution.

For performance-based RSU awards, the Company uses the accelerated multiple option method for expense attribution. As of the last day of each reporting period, the Company assesses the probability of achieving the performance targets applicable to the RSUs. If it is determined to be probable that the performance targets will be achieved, compensation expense will be recorded.

Compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method for APB 25 and accelerated attribution under SFAS 123R. Prior to adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R and determined the amount to be immaterial. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. The Company has not recorded any excess tax benefits in additional paid-in capital since the adoption of SFAS 123R. To determine the excess tax benefit, the Company uses the long-form method as set forth in the FASB Staff Position No. FAS 123R-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Total stock-based compensation expense for the year ended December 31, 2006 of $2.4 million was included in selling, general and administrative expense. As a result of the restatement, stock-based compensation expense increased from $1.4 million to $2.6 million and increased from $1.2 million to $2.9 million for the years ended December 31, 2005 and 2004, respectively.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense generated by the Company’s various stock option plans had been recorded based upon estimated fair values at the grant dates in

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

accordance with SFAS 123, the Company’s pro forma net income (loss) and basic and diluted income (loss) per share would have been as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2005			2004
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Net income (loss), as reported	$481	$(16,129)	$(15,648)	$11,337	$(8,502)	$2,835
Stock-based compensation expense included in reported net income (loss), net of tax of $0.9 million and $1.2 million in 2005 and 2004, respectively, as restated	960	790	1,750	831	912	1,743
Stock-based compensation expense determined under the fair value method, net of tax of $2.5 million and $2.6 million in 2005 and 2004, respectively, as restated	(5,107)	1,501	(3,606)	(4,064)	330	(3,734)

Pro forma net income (loss)	$(3,666)	$(13,838)	$(17,504)	$8,104	$(7,260)	$844

Basic income (loss) per share:
As reported	$0.02		$(0.53)	$0.41		$0.10

Pro forma	$(0.13)		$(0.60)	$0.29		$0.03

Diluted income (loss) per share:
As reported	$0.02		$(0.53)	$0.40		$0.10

Pro forma	$(0.13)		$(0.60)	$0.28		$0.03

Stock Option Plans

The Company has adopted the 1998 Stock Plan (the “Plan”). The Plan replaced the 1988 Amended and Restated Incentive Stock Plan and the 1993 Director Stock Option Plan. Under the terms of the Plan, stock options may be granted to directors and employees to purchase common stock at the fair market value of such shares on the grant date. Stock options granted to employees vest annually over a four-year period beginning on the one year anniversary of the grant date. Stock options granted to directors vest immediately. Generally, the term of each employee option is five years from the date of grant and the term of each director option is ten years from the date of grant as provided in each respective option agreement. For options granted to an optionee who owns stock representing more than ten percent of the voting power of all classes of stock, the option term is five years. If an optionee ceases to be employed by the Company, the optionee may within thirty days (or such other period of time, as determined by the Board of Directors, but not exceeding three months) exercise vested stock options.

In May 2008, the Plan reached the end of its ten-year life and expired. As soon as the Company is current in its SEC filings, it intends to ask its shareholders to adopt a new stock plan.

Stock Options and Restricted Stock Units

During the fourth quarter of 2005, the Company accelerated certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $7.74 per share. The acceleration of vesting was effective for stock options outstanding as of December 30, 2005. The purpose of the acceleration was to enable the Company to reduce compensation expense associated with these options in periods after December 31, 2005. Options to purchase approximately 724,875 shares of common stock, or approximately 33% of the shares subject to the Company’s outstanding unvested options, of which options to purchase approximately 76,250 shares were held by

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

the Company’s executive officers and directors, were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was approximately $8.98.

The purpose of the acceleration was to enable the Company to reduce compensation expense associated with these options in future periods on its consolidated statements of operations, upon the adoption of SFAS 123R. The pre-tax charges to be avoided amounted to approximately $2.4 million, which is included in the pro forma results of operations above for 2005, over the course of the original vesting periods, which on average was approximately three years from the effective date of the acceleration. The Company also believes that because the options that were accelerated had exercise prices substantially in excess of the then current market value of the Company’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention. The vesting acceleration of these stock options did not result in a compensation charge to fourth quarter of 2005 results based on accounting principles generally accepted in the United States at that time.

Effective upon the adoption of SFAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. For the year ended December 31, 2006, the expected volatility was based solely on historical volatility. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. Following are the key variables used to calculate the fair values of stock awards under SFAS 123R (for the year ended December 31, 2006) and SFAS 123 (for the years ended December 31, 2005 and 2004):

	Years Ended December 31
	2006	2005	2004

Expected volatility	51.8%	71.8%	68.7%
Dividend yield	None	None	None
Expected life in years	3.39	3.61	3.30
Risk-free rate	4.6%	4.1%	2.7%

The weighted average fair value of the options granted in 2006, 2005 and 2004 were $6.14, $8.87 and $5.90, respectively.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents summarized stock option activity and weighted average exercise prices for stock options and restricted stock units granted, exercised, and forfeited during the year ended December 31, 2006 and the balance of outstanding and exercisable stock options as of December 31, 2006:

				Restricted Stock Units
		Options Outstanding		Outstanding
			Weighted		Weighted
	Options		Average		Average
	Available for		Exercise		Intrinsic
	Grant	Shares	Price	Shares	Value

Balance at December 31, 2003	517,835	3,848,950	$6.92	963,048	$6.00
Increase in options available for grant	600,000	—	—	—	—
Options and awards forfeited	608,763	(464,762)	$7.14	(144,001)	$5.49
Canceled options not available for grant	(304,750)	—	—	—	—
Options and awards granted	(1,146,348)	907,500	$7.64	238,848	$6.67
Options and awards exercised/vested	—	(495,004)	$5.90	(242,720)	$8.42

Balance at December 31, 2004	275,500	3,796,684	$7.20	815,175	$6.28
Increase in options available for grant	600,000	—	—	—	—
Options and awards forfeited	795,583	(708,630)	$8.37	(86,953)	$6.40
Canceled options not available for grant	(120,400)	—	—	—	—
Options and awards granted	(702,500)	500,500	$8.87	202,000	$8.28
Options and awards exercised/vested	—	(528,507)	$6.50	(239,918)	$9.25

Balance at December 31, 2005	848,183	3,060,047	$7.32	690,304	$7.08
Increase in options available for grant	600,000	—	—	—	—
Options and awards forfeited	547,908	(494,099)	$8.96	(53,809)	$9.51
Canceled options not available for grant	(120,000)	—	—	—	—
Options and awards granted	(895,000)	777,500	$6.14	117,500	$6.10
Options and awards exercised/vested	—	(132,961)	$4.46	(241,671)	$7.07

Balance at December 31, 2006	981,091	3,210,487	$6.90	512,324	$6.84

Stock Options

As of December 31, 2006, the Company had outstanding options to purchase 3,210,487 shares of common stock to employees and directors under the Plan, the Company has reserved for issuance a total of 6,639,327 shares of common stock plus 272,508 shares of common stock which were reserved but unissued under the 1988 Plan and 52,500 shares of common stock reserved but unissued under the Director Plan. The maximum aggregate number of shares of common stock, which may be issued under all plans is 3,487,811 shares, plus an annual increase to be added on January 1 of each year, equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. The Company has reserved 10,397,975 shares of common stock for issuance under the aggregate of all stock option plans.

In 2003 and prior years beginning in 2000, the number of shares of common stock reserved under the Plan were not sufficient to accommodate the Company’s growth through acquisitions and key employee retention efforts. To induce certain key employees to accept employment with the Company, the Company issued a total of 450,000, 898,000 and 520,000 nonqualified stock options outside the provisions of the Plan in 2003, 2002 and 2001, respectively, and 235,000 of these options were outstanding at December 31, 2006.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

The total pre-tax intrinsic value of options exercised during the year ended December 31, 2006 was $0.2 million and the total pre-tax intrinsic value of the RSUs was $1.5 million.

As of December 31, 2006 the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, the intrinsic value and for options outstanding, the weighted average remaining contractual life are as follows (in thousands, except for years and per share amounts):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
	Number	Contractual	Price per	Intrinsic	Number	Price per	Intrinsic
Range of Exercise Price	Outstanding	Life (in Years)	Share	Value	Exercisable	Share	Value

$ 3.90 - $ 5.21	606	2.2	$4.39		439	$4.16
$ 5.25 - $ 6.45	757	3.3	6.25		334	6.16
$ 6.53 - $ 7.23	862	3.1	6.92		412	7.13
$ 7.25 - $ 8.50	575	3.2	8.23		553	8.25
$ 8.65 - $11.80	386	3.3	9.78		383	9.79
$11.82 - $11.82	24	4.5	11.82		24	11.82

$ 3.90 - $11.82	3,210	3.1	$6.90	$2,399	2,145	$7.19	$1,599

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $7.05 as of December 31, 2006, which would have been received by the option holders had holders exercised all outstanding options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 858,462. As of December 31, 2006, 2.1 million outstanding options were exercisable, with a weighted average exercise price of $7.19.

The Company recorded $1.1 million of compensation expense related to stock options for the year ended December 31, 2006 in accordance with SFAS 123R.

As of December 31, 2006, there were $1.6 million of unrecognized compensation costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

During 2005 and 2004, the Company issued RSUs under its 1998 Stock Plan for 202,000 and 238,848 shares, respectively, to certain eligible executives and employees. During 2006, 117,500 restricted stock units were granted to certain eligible employees. Compensation expense under the fair value method for the year ended December 31, 2006, of $1.3 million is being amortized over the vesting periods of the underlying awards. Compensation expense for the years ended December 31, 2005 and 2004 was $1.6 million and $2.4 million, respectively. Compensation expense for performance-based restricted stock unit grants with graded vesting terms was $0.6 million, $0.4 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. For compensation expense purposes, the intrinsic value of RSUs equals the fair market value of these awards on the date of grant.

The weighted-average fair value of the RSUs granted in the year ended December 31, 2006, was $6.10 per share. At December 31, 2006, unrecognized compensation costs related to RSUs totaled approximately $1.2 million and is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of RSUs vested was $1.5 million for the year ended December 31, 2006.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”), as amended in 2004, provided for automatic annual increases in the number of shares reserved for issuance on January 1 of each year by a number of shares equal to the lesser of

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

(i) 400,000 shares, (ii) 2.0% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors, subject to adjustment upon changes in capitalization of the Company. Effective December 31, 2005, upon adoption of SFAS 123R, the Company terminated the ESPP in order to reduce compensation expense associated with the plan in future periods on its consolidated statements of operations.

NOTE 10 —	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)

Current:
Federal	$5,314	$6,253	$4,016
State	896	485	350
Foreign	2,616	2,498	5,167

	8,826	9,236	9,533
Deferred:
Federal	$16,698	$(4,226)	$(3,456)
State	4,682	(264)	2
Foreign	(2,258)	(3,481)	(1,781)

	19,122	(7,971)	(5,235)

Provision for Income Taxes	$27,948	$1,265	$4,298

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and the effective income tax rates for the years ended December 31, are shown in the reconciliation below (in thousands):

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)

United States	$3,331	$2,667	$(966)
International	1,510	(17,050)	8,099

Income (loss) before income taxes	$4,841	$(14,383)	$7,133

Provision for (benefit from) income taxes at statutory rate	$1,696	$(5,037)	$2,496
State income taxes, net of U.S. Federal tax benefit and credits	318	(22)	233
Difference between U.S. and foreign tax rate	(173)	3,013	757
Extraterritorial income exclusion	(61)	(118)	(167)
Meals and entertainment	180	160	148
Non-deductible compensation	70	649	268
Foreign permanent items	—	—	1,553
Intercompany allocation	816	775	836
Income on entity conversion	1,806	—	—
Non-deductible intangible amortization	—	(44)	—
Reserves	50	190	(206)
Foreign tax credits	—	—	571
Valuation allowance	23,065	1,517	(1,966)
Other	181	182	(225)

Provision for income tax	$27,948	$1,265	$4,298

During 2006, the Company recognized an income tax expense of $23.1 million related to the establishment of a valuation allowance against substantially all of its U.S. deferred tax assets. The Company also recorded income tax expenses of $0.8 million related to changes to the Company’s intercompany allocation due to expenses allocated to foreign jurisdictions causing higher income in the United States. Upon the conversion of a branch to a foreign subsidiary, the Company recognized income tax expense of $1.8 million related to the foreign currency gain.

During 2005, the Company recorded an income tax expense of $0.6 million related to non-deductible compensation. The Company also recognized an income tax expense of $1.5 million related to the establishment of certain valuation allowance reserves. The establishment of a valuation allowance is primarily related to its foreign tax credits in the amount of $2.0 million, as management believes it is not more likely than not to realize the benefit of the credits due to limited foreign source income.

During 2004, the Company also recorded an income tax expense of $1.6 million related to non-deductible foreign restatement items. During 2004, the Company recognized $2.0 million of income tax benefit related to the release of previously established valuation allowances in the foreign jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount on the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The significant components of deferred tax assets and liabilities are listed below.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Deferred tax assets (liabilities) comprised the following (in thousands):

	As of December 31
	2006	2005
		(Restated)

Bad debt, sales and warranty reserves	$3,159	$6,822
Accruals, inventory and other reserves	23,240	16,349
Net operating losses	12,026	8,359
Foreign tax credits	1,987	1,987
Stock based compensation	1,261	1,261
Depreciation and amortization	4,996	3,772
Other	1,767	6,648

Gross deferred tax assets	48,436	45,198

Depreciation and amortization	(565)	(3,759)
Other reserves	(678)	(170)

Gross deferred tax liabilities	(1,243)	(3,929)

Valuation allowance	(32,330)	(8,041)

Net deferred tax assets	$14,863	$33,228

The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows (in thousands):

	As of December 31
	2006	2005
		(Restated)

Current deferred tax assets	$6,302	$21,375
Current deferred tax liabilities	(388)	(2,426)
Noncurrent deferred tax assets	9,804	15,782
Noncurrent deferred tax liabilities	(855)	(1,503)

Total deferred tax assets, net of deferred tax liabilities	$14,863	$33,228

Net current and noncurrent deferred tax assets are presented in prepaid expenses and other current assets and other long-term assets, respectively.

The increase in valuation allowance between 2005 and 2006 of $24.3 million is due to an establishment of a valuation allowance against substantially all of the Company’s U.S. deferred tax assets and an increase in net operating losses in the Netherlands and Germany for which a full valuation allowance has been previously established.

At December 31, 2006, the Company had state net operating loss carryforwards of approximately $7.2 million available to offset future state taxable income. The state net operating loss carryforwards will expire in varying amounts beginning in 2007 through 2023.

At December 31, 2006, the Company had various foreign net operating loss carryforwards totaling $35.2 million, the largest being Germany at $14.1 million, the Netherlands at $9.3 million and the United Kingdom at $7.5 million. The foreign net operating loss carryforwards for these countries will not expire and can be carried forward indefinitely.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

As of December 31, 2005, the Company had a federal foreign tax credit carryover in the amount of $2.0 million. The foreign tax credit will expire in various amounts beginning in 2012 through 2016. A partial valuation allowance was provided for the foreign tax credit carryforward.

At December 31, 2006, there was no provision for U.S. income taxes for undistributed earnings as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the United States. If repatriated, these earnings could result in a tax expense at the current U.S. federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings. At December 31, 2006, management believes it is not practicable to determine the Company’s tax liability that might arise from the repatriation of foreign earnings.

Valuation allowances reduce the deferred tax assets to the amount that, based upon available evidence, is more likely than not to be realized. The valuation allowance at December 31, 2006 and 2005 is mostly attributable to the Netherlands, Germany and the U.S. foreign net operating loss carryovers as well as federal foreign tax credits that do not meet the more likely than not standard of realizability. Although valuation allowances typically are not set up for foreign net operating losses that can be carried forward indefinitely, management has determined that certain foreign operations do not meet the more likely than not standard to generate future taxable income to realize the benefits of the deferred tax assets, and therefore a valuation allowance has been established.

NOTE 11 —	COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under cancelable and non-cancelable operating lease agreements. The leases expire at various times through 2025 and contain renewal options. Certain of the leases require the Company to pay property taxes, insurance and maintenance costs.

In December 2005, the Company sold the land, building and warehouse of an owned property in the United Kingdom to an independent third party. Net proceeds from the sale were $23.9 million. Concurrent with the sale, the Company entered into agreements to lease the warehouse and land and building from the purchaser in two separate operating lease agreements. The warehouse lease calls for an initial term of five years at an annual lease rate of £0.54 million ($0.93 million at the exchange rate on December 31, 2005 of $1.72/£1.00). The land and building lease calls for an initial term of five years at an annual lease rate of £0.59 million ($1.0 million at the exchange rate on December 31, 2005 of $1.72/£1.00) with an additional five year renewal option. No gain or loss was recorded upon execution of the sale. Both leases qualified for sale leaseback accounting under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate; Sales Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases (“SFAS 98”), as they were considered to be normal leasebacks, whereby, the Company is actively using the office spaces and parking lot and the estimate of sublease income is considered minor.

The Company leases certain equipment under capital leases with such equipment amounting to $2.0 million less accumulated depreciation of $1.7 million at December 31, 2006. Depreciation expense on assets subject to capital leases was $0.6 million for the year ended December 31, 2006. The capital lease terms range from 24 months to 60 months.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of commitments under non-cancelable leases as of December 31, 2006 (in thousands):

	Capital	Operating
	Leases	Leases

Years Ending December 31
2007	$681	$12,339
2008	447	9,050
2009	—	7,724
2010	—	6,302
2011	—	3,214
2012 and beyond	—	18,263

Total minimum lease payments	1,128	$56,892

Less: amounts representing interest	(231)

Present value of minimum lease payments	$897

Total rent expense was $14.2 million, $9.5 million and $9.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Subsequent to December 31, 2006, the Company entered into several extensions on current leases, or has entered into lease agreements for new or additional facilities to meet its operational needs.

On June 4, 2008, the Company’s export subsidiary in the United Kingdom received a notification from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue a tax deficiency notice against the Company’s export subsidiary for the failure to pay value added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006, in an amount, including penalties, of approximately €25.4 million ($34.7 million at the exchange rate of €1.00/$1.37 as of December 15, 2008). The Company believes the tax assessment is without merit and has taken steps to contest the proposed assessment. The Company intends to defend this matter vigorously and avail itself of all available defenses. The matter is in the preliminary stages and therefore the Company is not in a position to estimate a loss, if any, or a range of potential losses. However, a negative outcome of this matter could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows. As of December 31, 2006, the Company accrued no amount related to this contingent liability.

Beginning in February 2008, independent counsel to the Options Special Committee and Reserves Special Committee, accompanied by Company counsel, self-reported to the SEC as to the findings of independent investigations conducted by these committees. The SEC commenced a non-public fact-finding inquiry into the Company’s historical accounting practices. The inquiry being conducted by the SEC is ongoing and the Company continues to cooperate with the SEC.

In October 2008, the Company provided indemnification agreements to all members of the Company’s Board of Directors and the Company’s executive officers. Four members of the Board of Directors have pre-existing indemnification agreements that were entered into immediately prior to the Company’s initial public offering in 1993 and those agreements were amended in October 2008. The indemnification agreements require the Company to indemnify the directors and officers and pay their expenses if they become a party to, or are threatened with, any action, suit, or proceeding arising out of their service to the Company.

The Company is a party to agreements pursuant to which it may be obligated to indemnify another party. Typically, these obligations arise in connection with sales agreements, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations or covenants related to such matters as title to assets sold, validity of certain intellectual property rights, and non-infringement of third party rights. In each of these circumstances, payment by the Company is typically subject to

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

the other party making a claim and cooperating with the Company pursuant to the procedures specified in the particular agreement. This process usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In many instances, the Company has recourse against the suppliers of the products that will cover the payments made by the Company.

The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 —	TRANSACTIONS WITH RELATED PARTIES

One director of the Company was a director of one of the Company’s customers, Pinnacle Systems, Inc. Another director of the Company is a director of one of the Company’s customers, Datalink Corporation. The consultant who manages the Company’s Brazilian operation has an ownership interest in two of the Company’s customers/vendors, Megaware Comercial Ltda and Megaware Industrial Ltda (collectively, “Megaware”).

In 2004 to 2006, the employees who managed the Company’s Mexico operations had various ownership interests in the following customers/vendors of the Company: Import Mayoreo SA DE CV, Trofel Computacion SA DE CV, Verbatrade SA DE CV, Importador Nacional Peninsular and Outsourcing Distribution SA DE CV.

In 2006, the employees that manage the ProSys operation had ownership interests in a company, Laurelwood Holdings, that leases office space to the Company’s ProSys operation.

Sales to and purchases from these parties for the three years ended December 31, 2006 and accounts receivable and accounts payable at December 31, 2006, 2005 and 2004 are summarized below (in thousands):

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)

Sales:
Datalink Corporation	$783	$2,529	$288
Megaware	23,808	5,086	—
Import Mayoreo SA DE CV	—	—	5,307
Trofel Computacion SA DE CV	—	25,497	13,870
Verbatrade SA DE CV	20,452	—	—
Accounts receivable:
Datalink Corporation	79	45	34
Megaware	4,844	2,296	—
Trofel Computacion SA DE CV	—	5,748	2,975
Verbatrade SA DE CV	6,489	—	—
Purchases:
Megaware	16,114	7,324	—
Trofel Computacion SA DE CV	—	—	2,045
Verbatrade SA DE CV	—	—	1,021
Importadora Naciónal Peninsular	21,851	27,445	9,856
Outsourcing Distribution SA DE CV	—	—	2,456
Accounts payable:
Megaware	2,191	942	—
Importadora Naciónal Peninsular	6,288	6,084	—

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 13 —	SALARY SAVINGS PLAN AND RETIREMENT PLAN

The Company has a Section 401(k) Plan (“the Plan”), which provides participating U.S. employees an opportunity to accumulate funds for retirement and hardship. Participants may contribute up to 30% of their eligible earnings to the Plan. Beginning in 2006, the Company began providing a matching contribution of 25% of the employee’s first 6% of contributions to the Plan up to $2,000 per year. The Company’s expense for matching contributions for the year ended December 31, 2006 was $0.5 million.

During 2002, the Board of Directors adopted the SERP, which was amended in November 2007. The SERP provides an annual income benefit to the Company’s Chief Executive Officer of $0.5 million at retirement over his life. The SERP is unfunded and expenses related to the SERP were $1.6 million, $0.2 million, and $0.1 million in the years ended December 31, 2006, 2005, and 2004, respectively. Included in the 2006 expense was a $1.2 million charge resulting from a plan amendment that increased the annual retirement benefit by $0.3 million per year to $0.5 million per year. The SERP liability amounted to $2.8 million and $1.2 million as of December 31, 2006 and 2005, respectively, and is included in “Other Long-Term Liabilities” in the accompanying consolidated balance sheets.

The Company has purchased life insurance on its Chief Executive Officer and other key employees. As beneficiary of these insurance policies, the Company receives the cash surrender value if the policy is terminated, and upon death of an insured, receives all benefits payable. The Company estimates that the proceeds from the life insurance benefits will be sufficient to recover, over time, the full cost of the SERP and the death benefits being provided, plus the cost of insurance. The “cash value of life insurance,” as reported in the accompanying consolidated balance sheets in “Other Long-Term Assets” as of December 31, 2006 and 2005, is $1.2 million and $0.8 million, respectively.

NOTE 14 —	SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131 establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available, which the chief operating decision maker evaluates regularly in determining allocation of resources and assessing performance. Under the criteria of SFAS 131, the Company has 12 operating segments and five reportable segments. The Company has restated the accompanying segment disclosures for all periods presented to disaggregate its previously-reported one reportable segment to five reportable segments. These segments are summarized below based on the Company’s conclusion that it incorrectly applied the provisions of SFAS 131 related to the determination of operating segments.

The following table summarizes the Company’s reportable segments as restated:

US Distribution
Europe Distribution
Europe Enterprise
Latin America Export
Other

The reportable segment, US Distribution, was determined based on geography and client base. The reportable segments, Latin America Export, Europe Distribution, and Europe Enterprise, represent operating segments that individually met the quantitative threshold reporting requirements of SFAS 131. The reportable segment, Other, represents operating segments that were combined as they share a majority of the reportable segment aggregation criteria of SFAS 131 and do not individually or in the aggregate meet the quantitative threshold reporting requirements of SFAS 131. The Other segment includes certain operations in North America (ProSys, Total Tec, Rorke Data and Canada) and certain in-country operations in Latin America (Brazil, Chile and Mexico).

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

Financial information for each of the Company’s five reportable segments is summarized below (dollars in thousands):

	Years Ended December 31
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
			(Restated)		(Restated)

Net sales:
US Distribution	$1,043,188	30.9%	$1,160,567	37.0%	$974,886	34.9%
Europe Distribution	1,206,270	35.8	1,120,283	35.7	1,174,733	42.0
Europe Enterprise	276,748	8.2	230,800	7.3	126,601	4.5
Latin America Export	325,082	9.6	266,090	8.5	248,631	8.9
Other	521,588	15.5	361,510	11.5	271,596	9.7

Total net sales	$3,372,876	100.0%	$3,139,250	100.0%	$2,796,447	100.0%

Income (loss) from operations:
US Distribution	$17,677	56.2%	$14,832	161.6%	$10,993	45.8%
Europe Distribution	(2,712)	(8.6)	(13,696)	(149.2)	744	3.1
Europe Enterprise	8,541	27.2	5,389	58.7	7,787	32.4
Latin America Export	3,462	11.0	2,955	32.2	1,105	4.6
Other	4,481	14.2	(300)	(3.3)	3,397	14.1

Total income from operations	$31,449	100.0%	$9,180	100.0%	$24,026	100.0%

	Year Ended December 31
	2006	2005	2004
		(Restated)	(Restated)

Capital expenditures:
US Distribution	$2,262	$1,232	$1,479
Europe Distribution	2,144	2,663	3,998
Europe Enterprise	324	121	129
Latin America Export	186	397	315
Other	1,441	1,034	525

Total	$6,357	$5,447	$6,446

Depreciation and amortization:
US Distribution	$1,663	$2,428	$2,840
Europe Distribution	2,881	3,977	6,721
Europe Enterprise	980	1,157	716
Latin America Export	468	537	536
Other	1,931	1,126	1,316

Total	$7,923	$9,225	$12,129

Interest expense (income):
US Distribution	$15,354	$13,917	$11,534
Europe Distribution	13,596	7,943	5,373
Europe Enterprise	275	84	(34)
Latin America Export	(43)	6	7
Other	262	240	264

Total	$29,444	$22,190	$17,144

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

	As of December 31
	2006	2005
		(Restated)

Total assets:
US Distribution	$335,988	$367,566
Europe Distribution	317,672	257,761
Europe Enterprise	88,917	75,806
Latin America Export	74,061	60,577
Other	228,177	129,043

Total	$1,044,815	$890,753

Long lived assets:
US Distribution	$4,542	$4,044
Europe Distribution	5,800	5,765
Europe Enterprise	2,083	1,798
Latin America Export	640	921
Other	5,710	2,712

Total	$18,775	$15,240

Net sales by geographic region based on shipped from location (except Latin America Export where net sales are based upon shipped to location) for the years ended December 31, 2006, 2005 and 2004 were as follows (dollars in thousands):

	Years Ended December 31
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
			(Restated)		(Restated)

North America(1)	$1,483,593	44.0%	$1,468,712	46.8%	$1,241,658	44.4%
Europe(2)	1,483,018	44.0	1,351,083	43.0	1,301,333	46.5
Latin America(3)	406,265	12.0	319,455	10.2	253,456	9.1

Total	$3,372,876	100.0%	$3,139,250	100.0%	$2,796,447	100.0%

(1)	North America sales include sales in the United States of approximately $1,336,259, $1,345,411 and $1,142,160 for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Europe sales include sales in the United Kingdom of approximately $1,260,716, $1,261,844 and $1,226,339 for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)	Latin America net sales includes sales from Latin America Export to customers located in Latin America. The geographic net sales for Latin America does not include certain Latin America Export sales made to customers located outside of Latin America.

Net property and equipment by geographic area at December 31 is as follows (in thousands):

	As of December 31
	2006	2005
		(Restated)

North America	$9,607	$6,453
Europe	7,882	7,564
Latin America	1,286	1,223

Total	$18,775	$15,240

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 15 —	DERIVATIVE INSTRUMENTS

The Company uses derivative instruments, principally forward and swap contracts, to manage the risk associated with changes in foreign currency exchange rates and the risk that changes in interest rates will the affect the fair value or cash flows of its debt obligations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to these financial transactions. Counterparty credit risk related to derivative financial instruments has historically been considered low because the transactions have been entered into with a number of strong, creditworthy financial institutions. From time to time, the Company uses interest rate swap agreements to hedge the fair value of its fixed-rate debt obligations. Under an interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the debt being hedged) for a floating-rate payment.

Foreign Currency Risk Management

A substantial part of the Company’s revenue, inventory purchases and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. The Company enters into foreign forward exchange contracts to hedge certain balance sheet exposures against future changes in foreign exchange rates. The gains and losses on the forward exchange contracts are largely offset by gains and losses on the underlying transactions. To the extent the Company is unable to manage these risks, its financial position and cash flows could be materially adversely affected. The Company’s foreign exchange forward contracts related to current assets and liabilities are generally six months or less in original maturity.

At December 31, 2006 and 2005, the Company had outstanding foreign exchange forward contracts with a total notional amount of approximately $37.3 million and $28.3 million, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2006 and 2005.

Interest Rate Risk Management

In August 2003, the Company entered into an interest rate swap agreement in order to gain access to the lower borrowing rates generally available on floating-rate debt, while avoiding prepayment and other costs that would be associated with refinancing long-term fixed-rate debt. The swap agreement purchased has a notional amount of $40.0 million, expiring in June 2010, with a six-month settlement period and provides for variable interest at LIBOR plus a set rate spread. The notional amount decreases ratably as the underlying debt is repaid. The notional amount of the swap was $29.4 million at December 31, 2006. The value of the swap agreement was a liability of $0.7 million and $0.8 million at December 31, 2006 and 2005, respectively. During the restatement of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company determined that its hedge accounting documentation did not meet the requirements of SFAS 133. Accordingly, hedge accounting should not have been applied to this instrument, and therefore changes in the fair market value of the instrument should have been recorded in the statement of operations. See Note 3, Restatement of Previously-Issued Financial Statements for additional information.

On June 30, 2006, the Company entered into a cross-currency interest rate swap agreement with Wachovia Bank, N.A. to hedge its investments in foreign operations in which the Euro is their functional currency (“Euro investments”). The notional amount of the swap at December 31, 2006 was €6.0 million ($7.9 million at the exchange rate on December 31, 2006 of $1.32/€1.00). Under the terms of the swap, Wachovia will pay the Company an interest payment computed on the 3-month LIBOR in exchange for an interest payment from the Company computed on the 3-month Euro LIBOR. On both sides of the swap, the Company’s bank margin of 1.5% will be added. The interest payments are reset every three months and at maturity there will be a cash settlement between the Company and Wachovia, which will be dependant on the conversion rates at maturity in comparison to the original spot rate of $1.28/€1. The swap has a three-year maturity and may be terminated by the Company for convenience at no cost. This swap agreement is accounted for as a net investment hedge under SFAS 133. Both at inception and on an on-going basis the Company performs an effectiveness test. Consistent with the Company’s

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

policy with respect to derivative instruments and hedging activities and in accordance with SFAS 133, the Company will designate the change in Euro spot rates as the hedged risk in its Euro investments. Since the contract is a hedge of the Company’s Euro investments, the change in the fair value of the contract attributable to changes in spot rates, which is the effective portion of the hedge, will be recorded as an offset to the Company’s Euro investments in the cumulative translation account on the balance sheet. The fair value of the cross-currency interest rate swap agreement at December 31, 2006 was $0.3 million and is recorded as a liability on the consolidated balance sheet. The change in fair value of this contract due to exchange rate fluctuations was recorded to accumulated other comprehensive income in the amount of $0.3 million during 2006. All other changes in the fair value during the year are recorded to interest expense (income), net as ineffectiveness. The amount recorded to earnings due to ineffectiveness during the year ended December 31, 2006 was insignificant.

For all derivative transactions, the Company is exposed to counterparty credit risk to the extent that the counterparties may not be able to meet their obligations to the Company. To manage the counterparty risk, the Company enters into derivative transactions only with major financial institutions.

NOTE 16 —	SHAREHOLDERS’ EQUITY

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) (the numerator), by the weighted average number of common shares outstanding (the denominator), during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants using the treasury stock method, and convertible debt using the if converted method.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

	Years Ended December 31
	2006	2005	2004
		(Restated)	(Restated)

Basic earnings per share:
Net income (loss)	$(23,107)	$(15,648)	$2,835
Shares used in computation:
Weighted average ordinary shares outstanding	30,772	29,299	27,678

Basic earnings (loss) per share	$(0.75)	$(0.53)	$0.10

Diluted earnings per share:
Net income (loss)	$(23,107)	$(15,648)	$2,835
Shares used in computation:
Weighted average ordinary shares outstanding	30,772	29,299	27,678
Employee stock options	—	—	434
Restricted stock units	—	—	411

Weighted average number of shares	30,772	29,299	28,523

Diluted earnings (loss) per share	$(0.75)	$(0.53)	$0.10

At December 31, 2006, 512,324 restricted stock unit awards, 3,210,487 options to purchase the Company’s common stock and warrants to purchase 125,000 shares were excluded from the calculation of diluted EPS because they were anti-dilutive. At December 31, 2005, 690,304 restricted stock unit awards and options to purchase 3,060,047 shares of the Company’s common stock were excluded from the computation of diluted net loss per share because they were anti-dilutive. At December 31, 2004, 404,851 restricted stock unit awards and 3,363,379 options

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

to purchase the Company’s common stock were excluded from the calculation of diluted EPS because they were anti-dilutive.

Warrants

To finance the October 2, 2006 acquisition of ProSys, the Company issued 9% Senior Subordinated Notes in the aggregate principal amount of $35.0 million (the “2006 Notes”) to The Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama (collectively, the “Investor”). In connection with the issuance of the 2006 Notes, the Investor received a warrant to purchase up to 125,000 shares of the Company’s common stock an exercise price of $5.15 per share and has a fair value of $382,000 at December 31, 2006.

The warrants expire in October 2011 and the Investor has the right to convert the warrant into common stock at any time prior to its expiration. The Investor can exercise the warrant right upon payment of any amount equal to the warrant exercise price in the form of cash or securities previously issued by the Company at such securities’ then fair market value. In the event of capital reorganizations such as a consolidation or merger of the Company with another corporation, the sale of all or substantially all of its assets in which the holders of the Company’s common stock shall be entitled to receive stock, securities or assets, the holders of the warrants would be entitled to receive stock, securities or assets as if at had exercised its rights under the warrant agreement.

Upon exercising its conversion right, the Company is required to deliver to the Investor common stock equal to the quotient obtained by dividing the net value of all the warrant shares by the fair market value of a single warrant share.

The Company is required to file a registration statement for the warrant shares under the 1933 Act promptly after the date of the asset purchase agreement of October 2, 2006. The Company has not been able to do so because of the restatement, and as of December 1, 2008, the Company has not filed the registration statement for the warrant shares.

NOTE 17 —	SUBSEQUENT EVENTS

Notice of Non-Compliance with NASDAQ Listing Requirements and Delisting

Subsequent to December 31, 2006, the Company has received several Staff Determination notices from the NASDAQ Stock Market, stating that it is not in compliance with the requirements for continued listing pursuant to NASDAQ Marketplace Rule 4310(c)(14), due to its failure to file on a timely basis its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K for the periods ended December 31, 2006 through September 30, 2008. See Note 3, Restatement of Previously-Issued Financial Statements for a discussion of the Company’s restatements and the related reporting issues. As a result, as of March 19, 2008, the Company’s common stock was suspended from trading on the NASDAQ Global Market and subsequently delisted. Following the delisting, the Company began trading on the Pink OTC Market, or Pink Sheets.

ProSys Acquisition

On October 2, 2006, the Company entered into a purchase transaction with the former shareholders of ProSys (the “Holders”) which was documented in an Asset Purchase Agreement (“APA”), a Registration Rights Agreement (the “Rights Agreement”), and other related agreements. The Rights Agreement required the Company to register, within sixty days of the closing date of the acquisition, approximately 1.72 million shares of the Company’s common stock which was provided to the Holders as partial consideration for the purchase of ProSys. As the Company is not current with its SEC periodic reports, it has been unable to file a registration statement for these shares. Accordingly, on April 30, 2007, the Company entered into an amendment to the Rights Agreement which provided that in exchange for an extension to the Company of the time to register the shares, the Company would provide the Holders with cash necessary to make up the shortfall, if any, if the sales price of the purchase consideration shares on the open market was below the price used to determine the share value for purposes of

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

determining the consideration for the purchase transaction, as well as a put right to the Holders in certain circumstances. If exercised by the Holders, the put option would require the Company to repurchase the 1.72 million shares from the Holders requiring physical or net cash settlement for the same consideration as originally provided.

On February 5, 2008, the Company entered into a Memorandum of Understanding (“MOU”) with the Holders. The MOU required the Company to pay an advance against potential contingent consideration due to the Holders under the APA of $1.5 million and required the Company to seek the consent of any third party it deemed necessary to redeem up to 862,186 purchase consideration shares from the Holders. In the MOU, the Holders also agreed to waive their right to demand redemption of any additional shares until September 30, 2008.

On August 26, 2008, the Company entered into a second amendment to the Rights Agreement (the “Second Amendment”). In the Second Amendment, the Company agreed to purchase from the Holders all of the right, title and interest in 710,036 of the purchase consideration shares, for a total redemption price of $3.5 million, in exchange the Holders agreed to return the $1.5 million advance against the potential consideration set forth in the MOU. In addition, the Company agreed to immediately pay each Holder the sum of $100,000, and $15,000 per month thereafter, until such time as the registration statement has been declared effective. The Company agreed to use reasonable efforts to prepare and file the registration statement with the SEC within 60 days of completing the restatement. The Company also agreed to pay the difference between (i) the per share value of the common stock of approximately $4.93 per share, and (ii) the open market sale price for the purchase consideration shares sold during the 120-day period following the date the Holders are informed by the Company that the registration statement relating to the resale of the purchase consideration shares has been declared effective. In the event that the Company has not filed all of its then delinquent periodic reports by October 31, 2009, the Holders shall have the right to cause the Company to redeem up to 973,762 of the purchase consideration shares at approximately $4.93 per share. In the event that the Company has not filed all of its then-delinquent periodic reports by October 31, 2010, the Holders shall have the right to cause the Company to redeem all of the remaining purchase consideration shares at approximately $4.93 per share. The Company will record a liability for the fair value of the put option beginning in the second quarter of 2007.

Stock Option Extensions

As a result of the Company’s failure to timely file Exchange Act reports with the SEC, as well as the Company’s determination that previously-filed financial statements should no longer be relied upon, its Registration Statement on Form S-8 is no longer current. Because 916,278 outstanding options were to expire during the period in which no Form S-8 was effective, the Company has extended the exercise period for these options to allow for a 30-day period to exercise options after the Company becomes current with its SEC filings.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 18 —	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables summarize restated unaudited quarterly financial data for six of the eight quarters in the two-year period ended December 31, 2006. In the Company’s opinion, the unaudited quarterly financial data has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the data for the periods presented. The Company’s results of operations varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not necessarily be considered indicative of the results to be expected from any future period.

The Company has restated its annual consolidated financial statements to correct accounting errors and irregularities related to the accounting for reserves, accruals and estimates, stock options, vendor allowances, and other items. This selected quarterly data has also been restated for the first two quarters of 2006 and all quarters in 2005 from previously-reported unaudited information filed on Form 10-Q and Form 10-K, for the same errors as described in Note 3. The Company has not amended its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the quarterly periods affected by the restatement prior to December 31, 2006. The financial statements and information previously-reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)
	(In thousands, except per share data)

Net sales	$849,807	$764,168	$774,907	$983,994
Cost of sales	785,766	700,177	713,939	898,253

Gross profit	64,041	63,991	60,968	85,741
Selling, general and administrative expense	56,433	53,343	57,423	70,967
Investigation and restatement-related costs	—	—	—	1,649
Impairment of goodwill and other intangibles	—	3,232	—	245

Total operating expenses	56,433	56,575	57,423	72,861

Operating income	7,608	7,416	3,545	12,880
Interest expense	6,447	7,490	6,876	8,643
Other expense (income), net	30	(2,424)	1,220	(1,674)

Income (loss) before income taxes	1,131	2,350	(4,551)	5,911
Provision for (benefit from) income taxes	2,759	1,982	(4,849)	28,056

Net income (loss)	$(1,628)	$368	$298	$(22,145)

Net income (loss) per share:
Basic	$(0.05)	$0.01	$0.01	$(0.69)

Diluted	$(0.05)	$0.01	$0.01	$(0.69)

Shares used in per share calculation:
Basic	30,192	30,388	30,417	32,138

Diluted	30,192	30,872	30,860	32,138

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
	(In thousands, except per share data)

Net sales	$774,907	$2,388,882
Cost of sales	713,939	2,199,882

Gross profit	60,968	189,000
Selling, general and administrative expense	57,423	167,199
Impairment of goodwill and other intangibles	—	3,232

Total operating expenses	57,423	170,431
Operating income	3,545	18,569
Interest expense	6,876	20,813
Other expense (income), net	1,220	(1,174)

Loss before income taxes	(4,551)	(1,070)
Benefit from income taxes	(4,849)	(108)

Net income (loss)	$298	$(962)

Net income (loss) per share:
Basic	$0.01	$(0.03)

Diluted	$0.01	$(0.03)

Shares used in per share calculation:
Basic	30,417	30,316

Diluted	30,860	30,316

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Net sales	$797,469	$774,595	$751,373	$815,813
Cost of sales	743,135	725,792	696,367	758,182

Gross profit	54,334	48,803	55,006	57,631
Selling, general and administrative expense	47,373	49,001	49,640	52,009
Impairment of goodwill and other intangibles	—	—	—	7,296
Restructuring costs	—	—	—	1,275

Total operating expenses	47,373	49,001	49,640	60,580

Operating income (loss)	6,961	(198)	5,366	(2,949)
Interest expense	5,127	5,391	5,594	6,078
Other expense (income), net	1,045	1,442	(1,812)	698

Income (loss) before income taxes	789	(7,031)	1,584	(9,725)
Provision for (benefit from) income taxes	103	(917)	(130)	2,209

Net income (loss)	$686	$(6,114)	$1,714	$(11,934)

Net income (loss) per share:
Basic	$0.02	$(0.21)	$0.06	$(0.40)

Diluted	$0.02	$(0.21)	$0.06	$(0.40)

Shares used in per share calculation:
Basic	28,795	28,999	29,096	29,906

Diluted	29,738	28,999	30,009	29,906

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2006			Three Months Ended June 30, 2006
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$866,515	$(16,708)	$849,807	$777,163	$(12,995)	$764,168
Cost of sales	803,240	(17,474)	785,766	715,551	(15,374)	700,177

Gross profit	63,275	766	64,041	61,612	2,379	63,991
Selling, general and administrative expense	53,534	2,899	56,433	51,913	1,430	53,343
Impairment of goodwill and other intangibles	—	—	—	8,846	(5,614)	3,232

Total operating expenses	53,534	2,899	56,433	60,759	(4,184)	56,575

Operating income (loss)	9,741	(2,133)	7,608	853	6,563	7,416
Interest expense	6,209	238	6,447	7,416	74	7,490
Other expense (income), net	(223)	253	30	(149)	(2,275)	(2,424)

Income (loss) before income taxes	3,755	(2,624)	1,131	(6,414)	8,764	2,350
Provision for (benefit from) income taxes	1,295	1,464	2,759	289	1,693	1,982

Net income (loss)	$2,460	$(4,088)	$(1,628)	$(6,703)	$7,071	$368

Net income (loss) per share:
Basic	$0.08	$(0.13)	$(0.05)	$(0.22)	$0.23	$0.01

Diluted	$0.08	$(0.13)	$(0.05)	$(0.22)	$0.23	$0.01

Shares used in per share calculation:
Basic	30,192	—	30,192	30,338	—	30,388

Diluted	30,547	(355)	30,192	30,338	534	30,872

The adjustments reflected in the table above include:

•	Net sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition and reserves for sales return and allowances.

•	Cost of sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition, timing of recognition of certain vendor credits, inventory valuation, recognition of co-operative marketing expenses, and reserves for sales returns and allowances.

•	Selling, general and administrative expense includes adjustments for customer credits, OpenPSL acquisition earnout, additional stock based compensation expense, utility accrual, recognition of co-operative marketing expenses, sales tax accrual, SERP, and bad debt expense associated with uncollectible customer receivable.

•	Interest expense includes adjustments for derivative instruments, asset retirement obligations, and debt discount.

•	Other expense (income), net includes foreign currency gains and losses.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets, changes to transfer pricing reserves and income tax effects of other restatement adjustments.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

	Six Months Ended June 30, 2006
	Previously
	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$1,643,678	$(29,703)	$1,613,975
Cost of sales	1,518,791	(32,848)	1,485,943

Gross profit	124,887	3,145	128,032
Selling, general and administrative expense	105,447	4,329	109,776
Impairment of goodwill and other intangibles	8,846	(5,614)	3,232

Total operating expenses	114,293	(1,285)	113,008

Operating income	10,594	4,430	15,024
Interest expense	13,625	312	13,937
Other expense (income), net	(372)	(2,022)	(2,394)

Income (loss) before income taxes	(2,659)	6,140	3,481
Provision for income taxes	1,584	3,157	4,741

Net income (loss)	$(4,243)	$2,983	$(1,260)

Net income (loss) per share:
Basic	$(0.14)	$0.10	$(0.04)

Diluted	$(0.14)	$0.10	$(0.04)

Shares used in per share calculation:
Basic	30,265	—	30,265

Diluted	30,265	—	30,265

The adjustments reflected in the table above include:

•	Net sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition and reserves for sales return and allowances.

•	Cost of sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition, timing of recognition of certain vendor credits, inventory valuation, recognition of co-operative marketing expenses, and reserves for sales returns and allowances.

•	Selling, general and administrative expense includes adjustments for customer credits, OpenPSL acquisition earnout, additional stock based compensation expense, utility accrual, recognition of co-operative marketing expenses, sales tax accrual, SERP, and bad debt expense associated with uncollectible customer receivable.

•	Interest expense includes adjustments for derivative instruments, asset retirement obligations, and debt discount.

•	Other expense (income), net includes foreign currency gains and losses.

•	Provision for income taxes includes adjustments to deferred tax assets, changes to transfer pricing reserves and income tax effects of other restatement adjustments.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$803,948	$(6,479)	$797,469	$788,471	$(13,876)	$774,595
Cost of sales	746,649	(3,514)	743,135	731,341	(5,549)	725,792

Gross profit	57,299	(2,965)	54,334	57,130	(8,327)	48,803
Selling, general and administrative expense	45,445	1,928	47,373	46,463	2,538	49,001

Total operating expenses	45,445	1,928	47,373	46,463	2,538	49,001

Operating income (loss)	11,854	(4,893)	6,961	10,667	(10,865)	(198)
Interest expense	4,859	268	5,127	5,575	(184)	5,391
Other expense (income), net	(41)	1,086	1,045	(13)	1,455	1,442

Income (loss) before income taxes	7,036	(6,247)	789	5,105	(12,136)	(7,031)
Provision for (benefit from) income taxes	2,660	(2,557)	103	1,930	(2,847)	(917)

Net income (loss)	$4,376	$(3,690)	$686	$3,175	$(9,289)	$(6,114)

Net income (loss) per share:
Basic	$0.15	$(0.13)	$0.02	$0.11	$(0.32)	$(0.21)

Diluted	$0.15	$(0.13)	$0.02	$0.11	$(0.32)	$(0.21)

Shares used in per share calculation:
Basic	28,795	—	28,795	28,999	—	28,999

Diluted	29,635	103	29,738	29,696	—	28,999

The adjustments reflected in the table above include:

•	Net sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition reversal of revenue associated with uncollectible customer receivable, reversal of revenue associated with certain sale transactions repurchased, and reserves for sales return and allowances.

•	Cost of sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition, timing of recognition of certain vendor credits, inventory valuation, recognition of co-operative marketing expenses, reversal of cost of sales associated with certain sale transactions repurchased and reserves for sales returns and allowances.

•	Selling, general and administrative expense includes adjustments for customer credits, OpenPSL acquisition earnout, additional stock based compensation expense, recognition of co-operative marketing expenses, sales tax accrual, SERP, and bad debt expense associated with uncollectible customer receivable.

•	Interest expense includes adjustments for derivative instruments, asset retirement obligations, and debt discount.

•	Other expense (income), net includes adjustments for foreign currency gains and losses.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets, changes to transfer pricing reserves and income tax effects of other restatement adjustments.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

	Three Months Ended September 30, 2005			Three Months Ended December 31, 2005
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$759,056	$(7,683)	$751,373	$842,358	$(26,545)	$815,813
Cost of sales	701,139	(4,772)	696,367	783,486	(25,304)	758,182

Gross profit	57,917	(2,911)	55,006	58,872	(1,241)	57,631
Selling, general and administrative expense	48,704	936	49,640	49,973	2,036	52,009
Impairment of goodwill and other intangibles	—	—	—	—	7,296	7,296
Restructuring costs	—	—	—	16,515	(15,240)	1,275

Total operating expenses	48,704	936	49,640	66,488	(5,908)	60,580

Operating income (loss)	9,213	(3,847)	5,366	(7,616)	4,667	(2,949)
Interest expense	5,332	262	5,594	5,953	125	6,078
Other expense (income), net	(8)	(1,804)	(1,812)	(76)	774	698

Income (loss) before income taxes	3,889	(2,305)	1,584	(13,493)	3,768	(9,725)
Provision for (benefit from) income taxes	1,573	(1,703)	(130)	(4,107)	6,316	2,209

Net income (loss)	$2,316	$(602)	$1,714	$(9,386)	$(2,548)	$(11,934)

Net income (loss) per share:
Basic	$0.08	$(0.02)	$0.06	$(0.31)	$(0.09)	$(0.40)

Diluted	$0.08	$(0.02)	$0.06	$(0.31)	$(0.09)	$(0.40)

Shares used in per share calculation:
Basic	29,496	(400)	29,096	29,906	—	29,906

Diluted	30,405	(396)	30,009	29,906	—	29,906

The adjustments reflected in the table above include:

•	Net sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition, reversal of revenue associated with uncollectible customer receivable, and reserves for sales return and allowances.

•	Cost of sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition, inventory valuation, recognition of co-operative marketing expenses and reserves for sales returns and allowances.

•	Selling, general and administrative expense includes adjustments for OpenPSL acquisition earnout, additional stock based compensation expense, recognition of co-operative marketing expenses, accounts receivable reserves, various accrued liabilities, and bad debt expense associated with uncollectible customer receivable.

•	Interest expense includes adjustments in connection with a derivative instrument, asset retirement obligations, and debt discount.

•	Other expense (income), net includes adjustments for foreign currency gains and losses.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets, changes to transfer pricing reserves and income tax effects of other restatement adjustments.

BELL MICROPRODUCTS INC.

Notes to the Consolidated Financial Statements — (Continued)

	Six Months Ended June 30, 2005			Nine Months Ended September 30, 2005
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Net sales	$1,592,419	$(20,355)	$1,572,064	$2,351,475	$(28,038)	$2,323,437
Cost of sales	1,477,990	(9,063)	1,468,927	2,179,129	(13,835)	2,165,294

Gross profit	114,429	(11,292)	103,137	172,346	(14,203)	158,143
Selling, general and administrative expense	91,908	4,466	96,374	140,612	5,402	146,014

Total operating expenses	91,908	4,466	96,374	140,612	5,402	146,014

Operating income (loss)	22,521	(15,758)	6,763	31,734	(19,605)	12,129
Interest expense	10,434	84	10,518	15,766	346	16,112
Other expense (income), net	(54)	2,541	2,487	(62)	737	675

Income (loss) before income taxes	12,141	(18,383)	(6,242)	16,030	(20,688)	(4,658)
Provision for (benefit from) income taxes	4,590	(5,404)	(814)	6,163	(7,107)	(944)

Net income (loss)	$7,551	$(12,979)	$(5,428)	$9,867	$(13,581)	$(3,714)

Net income (loss) per share:
Basic	$0.26	$(0.45)	$(0.19)	$0.34	$(0.46)	$(0.13)

Diluted	$0.25	$(0.45)	$(0.19)	$0.33	$(0.45)	$(0.13)

Shares used in per share calculation:
Basic	28,897	2	28,899	29,096	—	29,096

Diluted	29,665	(766)	28,899	29,912	(816)	29,096

The adjustments reflected in the table above include:

•	Net sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition, reversal of revenue associated with certain sale transactions repurchased, reversal of revenue associated with uncollectible customer receivable, and reserves for sales return and allowances.

•	Cost of sales includes adjustments for gross vs. net revenue recognition, timing of revenue recognition, inventory valuation, recognition of co-operative marketing expenses, reversal of cost of sales associated with certain sale transactions repurchased, and reserves for sales returns and allowances.

•	Selling, general and administrative expense includes adjustments for adjustments for customer credits, OpenPSL acquisition earnout, additional stock based compensation expense, recognition of co-operative marketing expenses, accounts receivable reserves, various accrued liabilities, utility accrual, sales tax accrual, and bad debt expense associated with uncollectible customer receivable.

•	Interest expense includes adjustments in connection with a derivative instrument, asset retirement obligations, and debt discount.

•	Other expense (income), net includes adjustments for foreign currency remeasurement gains and losses.

•	Provision for (benefit from) income taxes includes adjustments to deferred tax assets, changes to transfer pricing reserves and income tax effects of other restatement adjustments.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As previously disclosed in the Current Report on Form 8-K filed on November 9, 2006, and as described in the Explanatory Note and Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K, the Company determined that its consolidated financial statements for the first, second, third and fourth quarters of 2005, the first and second quarters of 2006, and the annual periods ended December 31, 2004 and 2005 were required to be restated due to accounting errors.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules promulgated by the SEC, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Annual Report on Form 10-K, the Company completed an evaluation, as of December 31, 2006, under the supervision of and with participation from the Company’s management, including the current Chief Executive and Chief Financial Officers, as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that as of December 31, 2006, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under Management’s Report on Internal Control over Financial Reporting.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that the Company’s consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations, the completion of the Stock Option and Reserves and Accruals investigations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Any evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may decrease over time.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, management used the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the criteria established by COSO, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006:

1. Control Environment.  The Company did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) lack of adequate control consciousness over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of its business operations; (iii) insufficient resources for information and communication flows commensurate with the complexity of its organizational and entity structure; and (iv) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company’s financial reporting requirements, all of which, in some circumstances, resulted in erroneous or unsupported judgments regarding the proper application of GAAP. This control environment material weakness contributed to the following:

a. The Company did not have effective controls to ensure the completeness and accuracy of the accounting for, and the disclosure of, its stock-based compensation program. Specifically, the Options Special Committee concluded that (i) available evidence did not adequately support the use of some stock option grant dates; (ii) it could not rule out that several grant dates were probably selected with the benefit of hindsight; (iii) certain Company personnel did not have the necessary understanding of the financial accounting consequences of the Company’s stock-based compensation practices; and (iv) stock option administration and accounting were inadequate.

b. The Company did not have effective controls to ensure that accrued liabilities, including accruals for contingencies, insurance premiums, professional services and sponsorships, were valid, complete and accurate, and that reserves for accounts receivable, inventory, and estimated uncollectible receivables from vendors for rebates and other pricing adjustments were valid, complete and accurately valued. The investigation by the Reserves Special Committee concluded that errors and irregularities occurred in connection with the Company’s historical accounting for certain reserves and accruals, and the accounting errors and irregularities were caused by (i) accounting decisions and entries that, on some occasions, appear to have been directed at achieving financial results consistent with external estimates; (ii) erroneous or unsupported judgments regarding the appropriate application of GAAP; and (iii) inadequate supervision of employees involved in the financial reporting process.

c. The Company did not have effective controls to ensure the completeness and accuracy of accounts receivable such that (i) certain accounts receivable credits owed to customers would be identified, reviewed and recognized as income in the appropriate accounting periods; and (ii) appropriate supporting documentation would exist for adjustments to accounts receivable credits.

d. The Company did not have effective controls to ensure that (i) journal entries and account reconciliations were supported by sufficient documentation and adequately reviewed on a timely basis for validity, completeness and accuracy; and (ii) account reconciliations were performed, and reconciling items resolved, on a timely basis.

e. The Company did not have effective controls to ensure the validity, completeness and accuracy of vendor allowances such that (i) vendor allowances would be recorded only in connection with final sales transactions; and (ii) appropriate supporting documentation would exist for vendor allowances.

The control environment material weakness described above also contributed to the existence of the material weaknesses described in items 2 through 6 below.

2. Revenue.  The Company did not have effective controls to ensure that (a) adequate collectability assessments were performed prior to recognizing revenue; (b) revenue was reported in the appropriate accounting period; (c) revenue was completely and accurately recorded on a net basis with respect to certain third party service contracts where the Company was not the primary obligor; and (d) intercompany sales were properly eliminated.

3. Income Taxes.  The Company did not have effective controls to (a) review and monitor the accuracy of the components of its income tax provision calculations and related deferred income tax and income taxes payable related accounts; and (b) ensure that the rationale for certain tax positions and regulatory filings was adequately considered, documented and communicated.

4. Business Combinations, Goodwill Impairment and Segment Reporting.  The Company did not have effective controls to (a) appropriately account for contingent consideration in business combinations; and (b) ensure that its reporting units were properly identified and goodwill was properly allocated when assessing goodwill for possible impairment.

5. Financing-Related Accounts.  The Company did not have effective controls to ensure that (a) warrants issued in conjunction with certain debt transactions were properly valued and amortized; (b) modifications to its debt instruments were accounted for appropriately; and (c) derivative financial investments were accounted for in accordance with GAAP.

6. Post-Retirement Benefits.  The Company did not have effective controls to ensure that certain information related to modifications of its Supplemental Executive Retirement Plan was appropriately communicated to its Finance Department and that the associated liability was completely and accurately recorded.

The foregoing material weaknesses contributed to circumstances that resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004, the first and second quarters of 2006 and each of the quarters in 2005 and 2004, and audit adjustments to the Company’s 2006 consolidated financial statements. In addition, these material weaknesses could result in misstatements of the Company’s consolidated financial statement accounts and disclosures which would result in a material misstatement of future annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Completed and Planned Remediation Actions to Address the Internal Control Weaknesses

In response to the identified material weaknesses, the Company has dedicated significant resources to improve its control environment. Management believes that actions taken beginning in 2007, along with other improvements not yet fully implemented, will address the material weaknesses in the Company’s internal control over financial reporting noted above. Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the

Company has implemented, or plans to implement, the measures described below to remediate the material weaknesses described above.

1. Control Environment.  The Company is committed to improving its control environment. This commitment has been, and will continue to be, communicated to and reinforced with every Company employee. As part of this commitment, the Company is updating its code of conduct. Once fully implemented, all Company employees will receive a copy of the new code of conduct and will be required to acknowledge their commitment to adhering to the Company’s code of conduct. The Company will also reemphasize to all employees the availability of its whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting and other irregularities they have become aware of or have observed. In addition, management has taken, or intends to take, the following actions to improve the Company’s control environment:

•	Personnel Matters. As part of the initiative to improve its control environment and in response to the issues identified in the investigation, the Company has made certain personnel and structural changes in the accounting and financial reporting area, including the hiring of a new Executive Vice President and Chief Financial Officer in August 2007, and the hiring of a new employee in the position of Chief Accounting Officer and Corporate Controller in March 2008, which replaced the position of Vice President of Finance and Corporate Controller. In addition, the Company has hired, and is continuing to hire, additional qualified personnel and is increasing the number of supervisory accounting personnel. Specifically:

•	Since the beginning of 2007, the Company has created a Legal Department and has significantly increased the Finance Department headcount, creating a number of new positions, including the following:

•	In July 2007, the Company hired an employee in the newly-created position of Vice President, General Counsel and Corporate Secretary. The Company also hired additional personnel in the Legal Department. The General Counsel has been delegated responsibility for managing and administering the Company’s equity award granting process.

•	In October 2007, the Company hired an employee in the newly-created position of Director of GAAP and SEC Reporting, and a manager of external reporting.

•	The Company has added four professionals to its Internal Audit Department and is in the process of adding one additional professional.

•	The Company retained and intends to continue to retain the services of outside consultants with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel.

•	Employee Training. The Company is establishing company-wide training to enhance awareness and understanding of standards and principles for accounting and financial reporting. This training will include:

•	Comprehensive training programs for all finance personnel at the manager level and above covering fundamental accounting and financial reporting matters, including GAAP accounting principles, revenue recognition, reserve and accrual accounting and purchase accounting.

•	Quarterly training programs for key finance personnel (led by the Chief Financial Officer, Chief Accounting Officer or Director of GAAP and SEC Reporting) covering accounting issues requiring substantial judgment, documentation requirements and accounting policies and procedures.

•	A financial leadership training program (led by the Chief Financial Officer) covering worldwide financial management issues, debriefings on all restatement items, financial issues requiring substantial judgment and new accounting policies and procedures.

The Company expects that its training programs will be implemented during 2009.

•	Policies and Procedures. The Company is implementing and/or enhancing a number of key accounting and finance-related policies and procedures, including with respect to foreign-currency translations, revenue recognition, reserve and accrual analysis, consignment inventory, accounts receivable, vendor allowances and the preparation of the statement of cash flows. The Company expects that these policies and procedures will be implemented during 2009.

•	Stock-Based Compensation Program. In 2007, the Board of Directors (a) amended the Charter of the Compensation Committee to clarify its duties and responsibilities; and (b) adopted, and the Company implemented, a new equity award policy defining the responsibilities of the Compensation Committee in its oversight of the Company’s stock option grant practices and clarifying the administration of equity awards. Key features of the equity award policy include:

•	All awards to employees will be granted by the Compensation Committee or recommended by the Compensation Committee to the Board of Directors.

•	All awards to directors (other than automatic awards under Company equity plans) will be granted by the Board of Directors.

•	Awards will normally be considered at regularly scheduled Committee or Board meetings, but may also be considered at special meetings or as action taken by unanimous written consent of the Compensation Committee or Board of Directors.

•	The exercise price of all stock options shall be equal to or greater than the closing price of the Company’s common stock on the grant date.

•	Minutes will be prepared and circulated promptly following all meetings of the Board and its Committees.

•	Journal Entries and Account Reconciliations. The Company is improving its existing internal control policies and implementing procedures to ensure that all required account balances are appropriately reconciled in a timely manner and that journal entries are properly prepared and approved. The Company expects that these improvements and procedures will be substantially implemented by December 31, 2009.

2. Revenue.  The Company is updating and enhancing its policies and procedures related to revenue recognition. The Company expects that these policies and procedures will be implemented during 2009.

3. Income Taxes.  The Company is establishing additional control processes for the accurate and timely accounting for income taxes. The Company expects that these improvements and procedures will be implemented during 2009.

4. Business Combinations, Goodwill Impairment and Segment Reporting.  The Company is establishing additional control processes for the accurate and timely accounting for business combinations, goodwill and goodwill impairment analyses, and segment reporting. The Company expects that these improvements and procedures will be implemented during 2009.

5. Financing-Related Accounts.  The Company is implementing additional policies, procedures and documentation retention requirements to ensure appropriate accounting for financing-related transactions, such as warrant and derivative transactions, and modifications to its debt instruments. The Company expects that these improvements and procedures will be implemented during 2009.

6. Post-Retirement Benefits.  The Company is updating and enhancing its key accounting and finance policies and procedures related to post-retirement benefits. The Company expects that these policies and procedures will be implemented during 2009.

Management is committed to implementing its remediation action plan to remediate the material weaknesses discussed above. Management intends to continue to monitor the effectiveness of these actions and will make changes that management determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table and descriptions identify and set forth information regarding our executive officers and directors as of November 30, 2008:

Name	Age	Position

W. Donald Bell	71	President, Chief Executive Officer and Chairman of the Board
Andrew S. Hughes	43	Vice President, General Counsel and Corporate Secretary
Richard J. Jacquet	68	Senior Vice President of Human Resources
William E. Meyer	46	Executive Vice President and Chief Financial Officer
Robert J. Sturgeon	54	Vice President of Operations and Chief Information Officer
Graeme Watt	47	President, Worldwide Distribution
Gordon A. Campbell	64	Director
Eugene B. Chaiken	67	Director
David M. Ernsberger	63	Director
Edward L. Gelbach	77	Director
Peter G. Hanelt	63	Director
James E. Ousley	62	Director
Glenn E. Penisten	76	Director
Mark L. Sanders	65	Director

W. Donald Bell has been President, Chief Executive Officer and Chairman of the Board of Bell Micro since its inception in 1987. Mr. Bell has over thirty years of experience in the electronics industry. Mr. Bell was formerly the President of Ducommun Inc. and its subsidiary, Kierulff Electronics Inc., as well as Electronic Arrays Inc. He has also held senior management positions at Texas Instruments Incorporated, American Microsystems, and other electronics companies.

Andrew S. Hughes has been our Vice President, General Counsel and Corporate Secretary since July 2007. Mr. Hughes previously served as Vice President, General Counsel and Corporate Secretary of LSI Logic Corporation, a provider of semiconductors and storage systems, from May 2006 to April 2007. Mr. Hughes joined LSI Logic in November 2000 and was manager of LSI Logic’s commercial law group and assistant corporate secretary prior to being promoted to General Counsel. Prior to joining LSI Logic, Mr. Hughes was division counsel for Harris Corporation from 1998 to 2000.

Richard J. Jacquet has been our Senior Vice President of Human Resources since May 2003, prior to which he served as our Vice President, Human Resources since joining the Company in May 2000. From 1988 to May 2000, Mr. Jacquet served as Vice President of Administration of Ampex Corporation, an electronics manufacturing company. Prior to 1988, Mr. Jacquet served in various senior human resource positions with Harris Corporation and FMC Corporation.

William E. Meyer has been our Executive Vice President and Chief Financial Officer since August 2007. Previously, he was a managing director of Financial Intelligence, a provider of project-based financial consulting services from June 2006 to August 2007. Prior to that, Mr. Meyer served as the Executive Vice President and Chief

Financial Officer of BroadVision, Inc., a provider of enterprise web applications, from April 2003 until June 2006. Prior to joining BroadVision, Mr. Meyer was Chief Financial Officer of Mainsoft Corporation from April 2001 to March 2003, a publisher of cross-platform development software. Before Mainsoft, he held senior finance positions with Phoenix Technologies, inSilicon Corporation, and Arthur Andersen & Co.

Robert J. Sturgeon has been our Vice President of Operations and Chief Information Officer since July 2000, prior to which, he served as our Vice President of Operations since joining the Company in 1992. From January 1991 to February 1992, Mr. Sturgeon was Director of Information Services for Disney Home Video. Prior to that time, Mr. Sturgeon served as Management Information Services (“MIS”) Director for Paramount Pictures’ Home Video Division from June 1989 to January 1991 and as a Marketing Manager for MTI Systems, a division of Arrow Electronics Inc., from January 1988 to June 1989. Other positions Mr. Sturgeon has held include Executive Director of MIS for Ducommun where he was responsible for ten divisions, including Kierulff Electronics.

Graeme Watt has been our President, Worldwide Distribution since May 2008. He served as President, Bell Micro Europe from April 2004 until his recent promotion. Prior to joining the Company in April 2004, Mr. Watt served in several IT distribution companies from 1988 to 2004. He served with Tech Data Corporation, most recently as their President of Europe and Middle East, from August 2000 to October 2003. Previously he served as Tech Data’s Regional Managing Director in Europe. He was also previously employed at Computer 2000, Frontline Distribution, and First Software.

Gordon A. Campbell has served as one of our directors since May 1988. Mr. Campbell is a managing member of the general partners of the following venture capital funds: Techfund Capital, L.P., Techfund Capital II, L.P., Techfarm Ventures, L.P., and Techfarm Ventures (Q), L.P. Mr. Campbell has been President of TechFarm Management, Inc., an incubation company for new technology companies, since he founded TechFarm in 1993. Mr. Campbell has founded and been involved in the start-up of numerous Silicon Valley companies, including SEEQ Technologies Inc., CHIPS and Technologies, Inc., a semiconductor and related device company, 3dfx Interactive, and Cobalt Networks. Mr. Campbell currently serves as a director of Palm, Inc., a mobile products company.

Eugene B. Chaiken has served as one of our directors since November 1998. Mr. Chaiken has served since 1973 as the Chairman and Chief Executive Officer of Almo Corporation, a major appliance, consumer electronics and wire and cable distribution company.

David M. Ernsberger has served as one of our directors since June 2002. Mr. Ernsberger has served as President of Ernsberger Partnerships, Inc., a consulting and investments company, since founding it in 2001. From 1994 to 2001, Mr. Ernsberger served as Group Vice President of Worldwide Sales and Support for IBM Technology Group. Mr. Ernsberger served as President and Chief Executive Officer of SkillSet Software, Inc. from 1993 to 1994. From 1967 to 1993, Mr. Ernsberger held various senior executive positions with IBM Corporation.

Edward L. Gelbach has served as one of our directors since March 1993. Mr. Gelbach served as Senior Vice President and a director of Intel from 1971 to 1988. Mr. Gelbach has been an independent investor since 1989.

Peter G. Hanelt was elected as one of our directors in October 2008. Mr. Hanelt has been a self-employed business consultant since November 2003. He served as Chief Operating Officer of the Good Guys, a regional consumer electronics retailer, from December 2001 through July 2003, and through October 2003 as a consultant. From October 1998 to June 2001, Mr. Hanelt served as Chief Executive Officer and director of Natural Wonders, Inc., a national specialty retailer of nature and science merchandise. Mr. Hanelt is also a director of publicly-traded Silicon Image, Inc., currently serving as its Chairman of the Board, and Bidz.com. He is also a director of Andronico’s Markets, Inc., Coast Asset Management LLC, and InterHealth Nutraceuticals, Inc., all privately-held companies, and on the boards of Catholic Healthcare West and Patelco Credit Union, both not-for-profit entities.

James E. Ousley has served as one of our directors since February 1998, and has been our Lead Independent Director since April 2007. Mr. Ousley served as President and Chief Executive Officer of Vytek, Inc., a wireless integration company, from September 2000 until April 2004, when Vytek merged with California Amplifier Inc., now known as CalAmp Corp. From August 1999 to October 2000, Mr. Ousley was President, Chief Executive Officer and Chairman of Syntegra (USA) Inc. From August 1992 to August 1999, Mr. Ousley was President and Chief Executive Officer of Control Data Systems. From February 1990 to July 1992, Mr. Ousley was Executive

Vice President of Ceridian. From May 1989 to February 1990, Mr. Ousley was President of Ceridian’s Computer Products business. From January 1989 to April 1989, Mr. Ousley was Vice President, Marketing and Sales for Ceridian’s Computer Products business. Mr. Ousley is currently a director of ActivIdentity, Inc., a security software company, and Datalink Corporation, an information storage company. Mr. Ousley also currently serves as Chairman of the Board of Directors of Savvis, Inc., an IT utility services provider.

Glenn E. Penisten has served as one of our directors since May 1988 and served as our Lead Independent Director from February 2003 until April 2007. Since 1985, Mr. Penisten has served as General Partner of Alpha Venture Partners III, a venture capital fund.

Mark L. Sanders has served as one of our directors since August 2003. Mr. Sanders served as President and Chief Executive Officer of Pinnacle Systems, Inc. from January 1990 to July 2002 and as its Chairman of the Board from July 2002 to March 2004. Prior to that time, Mr. Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division of Ampex, Inc., a manufacturer of video broadcast equipment. Mr. Sanders is currently Chairman of the Board of Directors of LookSmart, Ltd, a search advertising network and management company.

James E. Illson served as our Chief Operating Officer and President of Americas from November 2005 until his resignation from these positions in June 2008. He also served as our Chief Financial Officer from September 2002 until August 2007. Mr. Illson remained a full-time employee through August 2008 and is expected to serve as a consultant to the Company through May 2009.

Audit Committee

As of November 30, 2008, our Audit Committee consisted of James E. Ousley, Chairman, Eugene B. Chaiken, Peter G. Hanelt and Glenn E. Penisten, each of whom satisfies the Nasdaq independence standards. As set forth in its charter, the Audit Committee was established to oversee our financial statements, accounting and other policies, accounting systems, and system of internal controls. The Audit Committee has adopted a policy setting forth its procedures with respect to the independence, engagement, evaluation, and rotation of our independent registered public accounting firm as well as the pre-approval of all audit and non-audit services to be provided by our independent registered public accounting firm. The Board has named Messrs. Chaiken and Hanelt as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933. We acknowledge that the designation of Messrs. Chaiken and Hanelt as audit committee financial experts does not impose on Messrs. Chaiken and Hanelt any duties, obligations, or liabilities that are greater than the duties, obligations, or liabilities imposed on Messrs. Chaiken and Hanelt as other members of the Audit Committee and the Board of Directors in the absence of such designation or identification.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, certain of our officers, and beneficial owners of 10% or more of our common stock, file reports of ownership and changes in ownership with the SEC as to our securities which are beneficially owned by them. Such persons are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) and Forms 5 and amendments thereto furnished to us with respect to 2006 fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors, and 10% shareholders were complied with, except that in May, 2006 Messrs. Bell, Illson, and Watt, through an oversight, filed required Forms 4 several days late.

Code of Ethics and Code of Conduct/Proper Business Practices

Code of Ethics.  Our Chief Executive Officer, Chief Financial Officer, and Corporate Controller have all signed our Code of Ethics. The Code of Ethics addresses such topics as acting with honesty and integrity, avoiding conflicts of interest, providing full, fair, timely, and accurate disclosure to the SEC and in other public communications, and compliance with rules and regulations of governmental and public regulatory agencies. The Code of Ethics is available free of charge on our website at www.bellmicro.com and in print to any shareholder who sends a request for a paper copy to Bell Microproducts Inc., Attn. Investor Relations, 1941 Ringwood Avenue, San Jose, California 95131-1721. We intend to include on our website any amendment to, or waiver from, a provision of the Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, or Corporate Controller that relates to any elements of the code of ethics definition enumerated in Item 406 of Regulation S-K.

Code of Conduct/Proper Business Practices.  All employees, including our executive officers and directors, are provided a copy of our Code of Conduct/Proper Business Practices. This Code of Conduct addresses protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest, insider trading, and other related policies. The Code of Conduct is available free of charge on our website at www.bellmicro.com and in print to any shareholder who sends a request for a paper copy to the address set forth above.

Ethics Hot Line.  We have a telephone hot line, managed by a third party, that gives all employees a way to confidentially and anonymously report any actual or perceived unethical behavior or violations or suspected violations of our Code of Ethics or Code of Conduct.

Shareholder Nominations of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors. Shareholders who wish to recommend one or more directors must provide a written recommendation to our Corporate Secretary. Written recommendations must include the nominator’s name, address, and the number of shares of our common stock owned by the nominator, along with information with respect to the prospective nominee, including his or her name, age, business address, residence address, current principal occupation, five-year employment history with employer names and a description of the employer’s business, the number of shares beneficially owned by the prospective nominee, whether such person can read and understand basic financial statements, and board memberships, if any. The recommendation must be accompanied by a written consent of the prospective nominee to stand for election if nominated by the Board of Directors and to serve if elected by the shareholders. We may require any prospective nominee to furnish additional information that may be needed to determine the eligibility of the prospective nominee.

Item 11.	Executive Compensation

Compensation Discussion & Analysis

This section discusses the principles underlying our executive compensation policies and decisions, and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our “named executive officers” (those officers listed in the Summary Compensation Table below) as of December 31, 2006, and places in perspective the data presented in the tables and narrative that follow.

Compensation Philosophy and Guiding Principles and Objectives for Executive Compensation

We operate in an intensely competitive environment in which our success depends on assembling and maintaining a leadership team with the integrity, skills, and dedication needed to manage a dynamic organization, and the vision to anticipate and respond quickly to market developments. We use our executive compensation program to help us meet these competitive challenges. As described below, portions of our executive compensation program have been designed to enable us to recruit and retain a group of executives who have the collective and individual abilities necessary to successfully run our business. Other portions are intended to focus our executives on achieving financial results that enhance the value of our shareholders’ investment. At the same time, we have structured the program to be flexible, so that we can meet the changing needs of our business over time.

Our overarching compensation philosophy is that our profit performance and execution must drive executive pay. In particular, we believe that rewards must reflect and reinforce our focus on financial management and bottom line performance. To this end, our executive compensation program is guided by the following three principles:

1. We strive to directly and substantially link short-term rewards to measurable corporate and individual performance.  Although we provide our executive officers with a competitive base salary, in order to motivate each of our executive officers to achieve his potential, certain components of our total cash compensation package are dependent on Company-wide or business unit profitability and individual performance, and are therefore at risk. Our annual variable cash compensation program primarily consists of our Management Incentive Plan and our Strategic Initiatives Plan. Each of our executive officers is eligible to participate in our Management Incentive Plan, which is designed to reward our executives for meeting and exceeding Company-wide quantitative financial and operational objectives, such as goals related to our pro forma earnings, pro forma earning per share, net income, business unit pre-tax profit, operating contribution, return on equity, return on invested capital, or return on working capital. The Management Incentive Program also encourages executives to improve qualitative aspects of individual and Company performance by providing for financial incentives upon the satisfaction of annually determined management objectives (“MBOs”). In addition, our senior executive officers who have global responsibility within our Company, and therefore have considerable influence on our strategic direction and long-term results, are eligible to participate in our Strategic Initiatives Plan, which is designed to reward these executives for the achievement of specified strategic objectives. We believe that our approach of linking short-term rewards to measurable corporate and individual performance increases the likelihood that we will experience sustained profitability and generate greater shareholder value over time while providing our executive officers with the opportunity to be suitably and significantly rewarded.

2. We seek to provide long-term rewards based on creating shareholder value.  In addition to base salary and annual cash incentives, we utilize long-term equity incentives to motivate our executives to increase shareholder value. We have historically provided long-term equity incentives in the form of stock options and restricted stock units, although we generally tie the granting of restricted stock units to our achievement of profit-related goals. Meaningful equity opportunities are provided to those executive officers who are most responsible for driving our financial and operating results. Actual awards reflect individual performance and retention objectives. Generally, as an executive officer’s responsibility and ability to impact our financial performance increases, the individual’s at risk performance-based compensation increases as a portion of his total compensation. Moreover, the ratio of long-term to short-term compensation increases proportionately with job responsibility. Ultimately, individuals with greater roles and responsibilities associated with achieving our performance targets should bear a greater proportion of the risk if those goals are not achieved and should receive a greater proportion of the reward if the goals are met or surpassed.

3. We strive to provide competitive compensation to attract, motivate, and retain top talent.  In order to attract, motivate, and retain executives of outstanding ability, we establish salary levels and total compensation opportunities that are competitive with the market in which we compete for management talent. This supports our objective of attracting and retaining high-quality executives and ensures that the overall economic cost of compensation is reasonable and, therefore, sustainable in relation to our peers. The Compensation Committee of our Board of Directors (the “Compensation Committee”), which oversees our executive compensation program, worked with Compensia, Inc., an executive compensation consulting firm, during 2005 to identify our peer benchmark companies and to compare the level of compensation for our executives with executives holding similar positions at such peer benchmark companies. The Compensation Committee determined that it would utilize the services of an outside consultant to analyze executive compensation every other year.

The Compensation Committee evaluates these three principles regularly to ensure that they are consistent with our goals and needs. We believe that by implementing these measures and programs, we are able to reinforce our goal of maintaining a results-oriented culture that provides above-target rewards only when performance is also above-target. Thus, we believe that the interests of our executives are directly aligned with those of our shareholders, as the financial success of both is contingent upon performance.

Oversight and Authority over Executive Compensation

The responsibility for matters relating to our executive compensation program has been delegated by our Board of Directors to the Compensation Committee, which is comprised of three independent directors, each of whom satisfies the definition of “independence” as set forth in the Marketplace Rules of The NASDAQ Stock Market. The members of the Compensation Committee as of November 30, 2008 are David M. Ernsberger, Chairman, Gordon A. Campbell, and Mark L. Sanders.

Our compensation structure is designed so that W. Donald Bell, our President and Chief Executive Officer, evaluates in detail his assessment of the performance of each of our executive officers, including the named executive officers (other than himself), and works with the Compensation Committee to help set the compensation for each of our executive officers. The Compensation Committee has the authority to adjust Mr. Bell’s recommendations as it deems appropriate after evaluating all of the information that the Compensation Committee believes is relevant to implementing the guiding principles for compensation programs discussed below. Mr. Bell does not give recommendations regarding his own salary or performance. Rather, the Compensation Committee determines his compensation after discussing with him his performance against his written goals for the year.

Peer Group and Benchmarking

The Compensation Committee worked with Compensia during 2005 to review and make recommendations regarding our executive compensation guiding principles, provide an executive summary of our overall executive pay and performance, and present a detailed competitive total direct compensation assessment. As part of this analysis, the Compensation Committee selected peer benchmark companies by identifying IT distributors, contract manufacturers, and broad-based high-tech suppliers that had revenues between one-quarter and four times the level of our revenues. These benchmark companies were:

IT Distributors and Contract Manufacturers	Broad-Based High-Tech Suppliers

Agilysys, Inc.	Advanced Micro Devices, Inc.
Arrow Electronics, Inc.	Gateway, Inc.
Avnet, Inc.	LSI Logic Corporation
Benchmark Electronics, Inc.	Maxtor Corporation
CDW Corporation	Network Appliance Inc.
Insight Enterprises, Inc.	SanDisk Corporation
Jabil Circuit, Inc.	Seagate Technology
Plexus Corp.	Storage Technology Corporation
SYNNEX Corporation	View Sonic Corporation Western Digital Corporation

In 2005, we benchmarked our executive compensation practices for our CEO and other named executive officers by evaluating the base salary, annual incentive awards, and long-term incentives provided to our executives against the peer companies. We extracted the data from publicly available sources, including information contained in the proxy statements of these peer companies. In addition to analyzing the publicly available data for our peer benchmark companies, we also used two proprietary high-tech industry surveys, the WorldatWork 2004/05 Salary Budget Increase Survey and the 2005 Radford Executive Survey, to match the roles of our executive officers to roles described in the surveys. We then compared the actual base salary and annual cash incentives for our executive officers to those disclosed in the surveys.

Compensia determined that with respect to our 2005 base salaries, the CEO and other named executive officers had a collective salary that was 98% of the 50th percentile of our peer companies. In other words, the collective base salaries of our named executive officers were 2% below the median level of our peer benchmark companies. It was further determined that the amount of our cash compensation at risk was higher compared to the benchmark companies. The total target cash compensation (base salary plus bonus opportunity) at the Company was about 11% above the total target cash compensation of the benchmark companies. The Compensation Committee targets cash and equity compensation for our named executive officers at the median of our peer benchmark companies.

Elements of Executive Compensation Program

We have developed an executive compensation program consisting of four main elements: base salary, annual variable cash compensation, long-term equity incentives, and other compensation and benefits, each of which is discussed in detail below. We view the components of compensation as related but distinct, as we do not believe that significant compensation derived from one component of compensation should necessarily negate or reduce compensation from other components. Each element is intended to reward and motivate executives in different ways consistent with our overall guiding principles for compensation. For example, in order to foster our belief in creating shareholder value, we provide long-term equity incentives that will encourage key executives to work to create lasting revenue and earnings growth. Similarly, we use annual variable cash compensation to motivate and reward executives for improvements to short-term organizational profits and other strategic objectives. The principles that total compensation should increase with position and responsibility and that compensation should be tied to performance are reflected by the fact that a portion of each element of our executive compensation program varies with position, level of responsibility, and achievement of individual and Company performance targets.

Base Salary

We seek to provide our executive officers and other key executives with a base salary targeted at the median range of salary levels for equivalent positions at our peer benchmark companies in order to balance our ability to attract high performing individuals with our desire to keep compensation expenses in line with other companies. In setting base salaries each year, the Compensation Committee also considers the scope of responsibility for each position, individual contributions during the preceding year, changes in position or responsibility, internal equity for established pay levels, business factors, and changes in our strategies and philosophies. Each executive officer’s actual salary ultimately depends on the individual’s performance, responsibilities, experience, leadership, and potential future contribution.

The base salaries for our named executive officers in 2006 were as shown in the Summary Compensation Table. The base salaries for our named executive officers in 2006 remain unchanged from the salaries in effect at the end of 2005, as the Compensation Committee believed that no increase was merited due to our profit performance in 2005. Compensia determined that, in 2005, the salaries for Messrs. Bell, Illson, Jacquet, Roussey, and Watt were 81%, 116%, 78%, 91%, and 131%, respectively, of the 50th percentile of the base salaries of executives holding comparable positions of the peer benchmark companies.

Annual Cash Variable Compensation

Our annual variable cash compensation program consists of our Management Incentive Plan and our Strategic Initiatives Plan. In addition, the Compensation Committee also has the authority to award discretionary bonuses when an executive demonstrates outstanding achievement. The goal of our annual cash variable compensation program is to directly and substantially link short-term rewards to measurable corporate and individual performance.

Management Incentive Plan

We designed the Management Incentive Plan to provide cash incentives to our named executive officers and other key executives, based on the achievement of certain financial objectives for Bell Micro as well as individual performance goals. We believe it is important to provide cash incentives to motivate our executive officers and other key executives to attain specific short-term performance objectives that, in turn, further our long-term objectives. This plan ensures that a significant portion of each executive’s cash compensation is at risk and payable only when our shareholders have also benefited from their efforts.

The Compensation Committee, upon the recommendation of our Chief Executive Officer, is responsible for approving the annual Company-specific financial and individual goals under the Management Incentive Plan and establishing target incentive levels that will cause total compensation for each executive position to be in the median range of total compensation levels for equivalent positions at peer companies.

A portion of the available award under the Management Incentive Plan is conditioned upon the achievement of quarterly and annual financial objectives. As determined by the Compensation Committee, the financial objectives may be one or more of the following: pro forma earnings per share (“EPS”), pro forma net income, business unit pre-tax profit (“BU Profit”), operating contribution, return on equity (net income divided by shareholders’ equity) (“ROE”), return on invested capital (at the business unit level, this metric is calculated by dividing investments/intercompany loans by pre-tax profit; at the corporate level, after tax profit is used instead of pre-tax profit), or return on working capital (this metric is calculated by dividing working capital, which is accounts receivable plus inventory minus accounts payable, by pre-tax profit) (“ROWC”).

The remaining portion of the target incentive amount is conditioned upon the achievement of individual MBOs that vary among our executives based on their position. Each executive must submit his individual MBOs in writing at the beginning of the year, and the written MBOs must include a statement of the objective, the delivery date, and the expected result. If there is more than one objective, each objective will be weighted equally unless the objective states otherwise. For 2006, Mr. Bell recommended each of the other named executives’ MBOs. The Compensation Committee approved the MBOs of Mr. Bell and the other named executives.

Payments under the 2006 Management Incentive Plan are made to executives at the end of each fiscal quarter once financial results have been finalized. We compare financial performance for the quarter against the financial plan for the quarter and executives are paid a portion of their annual incentive based on achievement of their financial goals for that quarter relative to plan, however, we do not make interim payments for achievement above 100% of plan. After the completion of our annual financial audit and close of the fiscal year, financial performance for the year is compared to the financial plan for the year to determine the amount of incentive each executive earned due to financial performance. The total incentives earned for the year based on an achievement of financial goals and completion of MBOs, less the amount of quarterly payments, are made to our executives following approval of the Compensation Committee at the close of the fiscal year, unless in the judgment of our Chief Executive Officer an MBO has clearly been accomplished before year-end. In the event the year-end reconciliation indicates an overpayment, because a goal was met for a particular quarter, but not the full year, we do not require reimbursement from the executive officer, however, that overpayment generally would be offset by any other sums due under the Management Incentive Plan for that year. Typically, incentive payouts are in the form of cash, however, we have discretion to make payments in cash, restricted stock units, or a combination thereof.

During 2006, the Compensation Committee modified the financial objectives for the six months ended December 31, 2006 under the Management Incentive Plan for those named executive officers whose awards were determined by corporate-level financial goals (Mr. Bell, Mr. Illson and Mr. Jacquet). The Compensation Committee allocated 60% of the incentive opportunities to the second six-month period of 2006 to emphasize the importance of achieving the Company’s financial goals in that period. The financial objectives for our other named executive officers (Mr. Roussey and Mr. Watt) continued to be determined on an annual basis, primarily because their goals were based upon pre-tax results of business units. In 2008, the Compensation Committee followed this approach by establishing financial objectives under the 2008 Management Incentive Plan for each of the first and second six-month periods of that year for all plan participants.

For 2006, actual performance with respect to the EPS, BU Profit, ROE, and ROWC goals resulted in payouts dependent on the percentage of achievement of such financial objectives, as illustrated by the chart below:

Percentage of Financial Metric Achieved	Percentage of Incentive Earned(1)

Less than 80%	0%
80%	25%
90%	50%
100%	100%
Greater than 100%	Same percentage as the overachievement

(1)	Use straight-line interpolation between metrics for calculations below 100% achievement.

The following table shows for each named executive officer his target incentive opportunity for each component of the Management Incentive Plan for 2006:

						Total
						Target
	EPS	BU Profit	ROE	ROWC	MBOs	Award

W. Donald Bell	$379,500	$—	$63,250	$63,250	$126,500	$632,500
James E. Illson	162,000	—	27,000	27,000	54,000	270,000
Richard J. Jacquet	22,200	—	—	—	88,800	111,000
Philip M. Roussey	—	90,000	—	30,000	30,000	150,000
Graeme Watt(1)	—	157,320	—	52,440	52,440	262,200

(1)	All amounts for Mr. Watt have been converted from British pounds to U.S. dollars using an exchange rate of $1.84/£1, which was the average British pound to U.S. dollar exchange rate during 2006.

The Company was unable to timely complete its financial statements for the year ended December 31, 2006 because of issues related to the investigations that led to the restatement of the Company’s historical financial statements. As a result, the Compensation Committee decided to defer final payments of incentive awards under the 2006 Management Incentive Plan related to the financial performance of the Company. Payments were made in February 2007 related to the achievement of individual MBOs, as those amounts were not dependent on the Company’s consolidated financial results.

The time necessary to complete the restatement of the Company’s historical financial statements and the 2006 financial statements was significantly longer than initially anticipated. As a result, in July 2008, the payment of 2006 incentive awards had been deferred for 17 months. Because of concerns regarding employee morale and related retention issues, the Compensation Committee decided in July 2008 to make incentive payments for 2006, 2007 and the first six months of 2008 to participants in the Management Incentive Plan, including our named executive officers. However, Mr. Illson did not receive a payment in July 2008 under the Management Incentive Plan as he was no longer an executive officer when the payments were made. In determining these award payments, the Compensation Committee reviewed preliminary financial statements for 2006, and made adjustments to those preliminary results for certain costs and charges resulting from the restatement. In addition, due to the significant delay in the payment of incentive awards, the Compensation Committee approved additional payments in the nature of interest at a rate of three percent per annum from the date the 2006 and 2007 awards typically would have been paid to the actual date of the payments. The Compensation Committee also determined to review these incentive awards again following the completion of the Company’s consolidated financial statements for 2006.

When the Company’s financial statements for 2006 were completed, the Compensation Committee determined that payments related to the Company’s 2006 financial performance were made to certain employees, including two of our named executive officers (Mr. Bell and Mr. Jacquet), in excess of the amounts earned under the 2006 Management Incentive Plan, resulting in overpayments. Based upon these final results, Mr. Bell received an overpayment of $318,181, including $21,973 in interest, and Mr. Jacquet received an overpayment of $15,253, including $1,031 in interest.

The Compensation Committee determined, in general, that it would not be in the Company’s best interests to seek reimbursement or otherwise reduce future awards as a result of the incentive payments made in July 2008. However, for Mr. Bell and Mr. Jacquet, the Compensation Committee determined that it would take into consideration these overpayments when awarding incentive or other compensation in future periods.

The following summarizes the determination of amounts earned by each of our named executive officers for 2006 under the Management Incentive Plan based upon pre-determined performance goals and the Company’s financial results during the year ended December 31, 2006, as adjusted for certain costs and expenses resulting from the restatement.

•	Mr. Bell received a payment for achieving his EPS, ROE and ROWC goals for the second quarter of 2006. No other awards were earned for achievement of EPS, ROE and ROWC goals during the year ended December 31, 2006. Mr. Bell received an MBO award in 2006.

•	Mr. Illson received a payment for achieving his EPS, ROE and ROWC goals for the second quarter of 2006. No other awards were earned for achievement of EPS, ROE and ROWC goals during the year ended December 31, 2006. Mr. Illson received an MBO award in 2006.

•	Mr. Jacquet received a payment for achieving his EPS goal for the second quarter of 2006. No other awards were earned for achievement of EPS goals during the year ended December 31, 2006. Mr. Jacquet received an MBO award in 2006.

•	Mr. Roussey had BU Profit goals for two business units. He received a payment for achieving his BU Profit goals for one business unit, but did not achieve his BU Profit goals for the other business unit. No awards were earned for achievement of ROWC goals during the year ended December 31, 2006. Mr. Roussey received an MBO award in 2006.

•	Mr. Watt received a payment for achieving his BU Profit and ROWC goals for the first quarter of 2006. No other awards were earned for achievement of BU Profit or ROWC goals during the year ended December 31, 2006. Mr. Watt received an MBO award in 2006.

The following table shows for each named executive officer the amount he earned for each component of the Management Incentive Plan, as well as the total compensation he earned under the Management Incentive Plan and the percentage this represents of his target incentive (all amounts were calculated following the close of our 2006 fiscal year):

						Total	% of
	EPS	BU Profit	ROE	ROWC	MBO	Earned	Target

W. Donald Bell(1)	$75,900	$—	$12,650	$12,650	$52,181	$153,381	24.2%
James E. Illson	32,400	—	5,400	5,400	30,857	74,057	27.4%
Richard J. Jacquet(2)	4,440	—	—	—	70,485	74,925	67.5%
Philip M. Roussey	—	51,701	—	0	25,469	77,170	51.4%
Graeme Watt(3)	—	1,967	—	655	39,330	41,952	16.0%

(1)	Mr. Bell was paid $419,381 (including interest of $21,973) towards the Company’s financial performance goals under the 2006 Management Incentive Plan. After considering the effects of the restatement, the Compensation Committee determined that Mr. Bell actually earned $101,200 towards these goals. As discussed above, the Compensation Committee determined that the difference will be taken into consideration when awarding incentive or other compensation in future periods.

(2)	Mr. Jacquet was paid $19,693 (including interest of $1,031) towards the Company’s financial performance goals under the 2006 Management Incentive Plan. After considering the effects of the restatement, the Compensation Committee determined that Mr. Jacquet actually earned $4,440 towards these goals. As discussed above, the Compensation Committee determined that the difference will be taken into consideration when awarding incentive or other compensation in future periods.

(3)	All amounts for Mr. Watt have been converted from British pounds to U.S. dollars using an exchange rate of $1.84/£1, which was the average British pound to U.S. dollar exchange rate during 2006.

Strategic Initiatives Plan

Our senior executive officers, who have global responsibility within our Company and therefore have considerable influence on our strategic direction and long-term results, are eligible to participate in our Strategic Initiatives Plan. The Strategic Initiatives Plan is designed to reward these executives for the achievement of specified strategic objectives. As with our Management Incentive Plan, we believe it is important to provide annual cash incentives under the Strategic Initiatives Plan to motivate our executive officers to attain specific strategic objectives that, in turn, further our long-term objectives. In addition, awards under the Strategic Initiatives Plan increase the earning potential of the participating executive officers and are therefore important for attracting and retaining key executives.

Of our named executive officers, Messrs. Bell, Illson, and Jacquet were each eligible to receive awards under the Strategic Initiatives Plan in 2006. The objectives under the Strategic Initiatives Plan generally relate to the improvement of certain business units, strengthening of our leadership development programs and internal financial controls, and enhancement of shareholder value. These objectives are formulated by Mr. Bell and are approved by the Compensation Committee. In addition, the target payments under the Strategic Initiatives Plan are approved by the Compensation Committee.

In 2006, Mr. Bell’s target payment under the Strategic Initiatives Plan was $300,000. Payment of the target amount was contingent upon Mr. Bell’s achievement of strategic objectives, which were equally weighted and pertained to: (1) European Business unit profitability; (2) strategic leadership development; (3) growth of certain business segments; and (4) construction of a strategic business model that would position us to increase shareholder value. In addition, Mr. Bell was also eligible to receive $40,000 for each $0.01 in earnings per share that we achieved for 2006 over a specified threshold, with any payment in excess of $480,000 to be made at the discretion of the Compensation Committee. Mr. Bell earned a total award of $281,250 under the Strategic Initiatives Plan in 2006. Mr. Bell did not receive a bonus related to our 2006 earnings per share.

In 2006, Mr. Illson’s target payment under the Strategic Initiatives Plan was $200,000. Payment of the target amount was contingent upon Mr. Illson’s achievement of strategic objectives, which were equally weighted, that pertained to: (1) profitability of certain business units; (2) growing certain strategic business segments; (3) further developing the organizations under his leadership; and (4) constructing a strategic business model that would position us to increase shareholder value. Mr. Illson earned a total award of $150,000 under the Strategic Initiatives Plan in 2006.

In 2006, Mr. Jacquet’s target payment under the Strategic Initiatives Plan was $150,000. Payment of the target amount was contingent upon Mr. Jacquet’s achievement of strategic objectives pertaining to leading and assisting Mr. Bell and Mr. Illson in strengthening their organizations, recruiting certain key executives to bolster our management team, and facilitate succession planning. Mr. Jacquet earned a total award of $58,325 under the Strategic Initiatives Plan in 2006.

Discretionary Bonuses

The Compensation Committee has the authority to award discretionary bonuses to our executives when they believe it to be appropriate. Mr. Watt received a bonus of £3,000 ($5,610 using an exchange rate of $1.87/£1 at May 31, 2006) for achieving specific profit goals established for the first quarter of 2006. In addition, based upon results achieved in the third and fourth quarters of 2006, the Compensation Committee, based on the recommendation of Mr. Bell, awarded Mr. Watt a special recognition bonus of £30,000 ($58,800 using an exchange rate of $1.96/£1 at February 28, 2007) for his leadership role with respect to our accomplishments in Europe in the second half of 2006. In addition, the Compensation Committee awarded Mr. Bell a discretionary bonus of $110,000 for hardships pertaining to his temporary relocation to the United Kingdom, and his work in improving operations and profits in our European Distribution segment.

Long-Term Equity Incentives

We utilize long-term equity incentives to ensure that our executive officers have a continuing stake in our long-term success and to align their interests with the interests of our shareholders. We have historically provided long-term equity incentives in the form of stock options and restricted stock units, although we generally tie the granting of restricted stock units to our achievement of specific profit-related goals. Meaningful equity opportunities are provided to those executive officers who are most responsible for driving our financial and operating results. Actual awards reflect individual performance and retention objectives. Generally, as an executive officer’s responsibility and ability to impact our financial performance increases, the individual’s at risk performance-based compensation increases as a portion of his or her total compensation. Moreover, the ratio of long-term to short-term compensation increases proportionately with job responsibility. Ultimately individuals with greater roles and responsibilities associated with achieving our performance targets should bear a greater proportion of the risk if those goals are not achieved and should receive a greater proportion of the reward if the goals are met or surpassed. Although the award of stock options and restricted stock units may accumulate sizeable value over time, we believe that the expected benefit to us and our shareholders outweighs the cost. We believe that the reward is an appropriate motivational tool and is necessary to retain critical team members for our Company.

In the past, we have made stock option grants from time-to-time to our named executive officers and other employees in connection with the their initial hiring, and both awards of stock options and restricted stock units to our named executive officers and other employees in recognition of individual contributions to our performance. We do not have a policy that provides for automatic grants of stock options or restricted stock units.

In May 2008, the 1998 Stock Plan reached the end of its ten-year life and expired. As a result, we are presently unable to make any stock-based compensation awards. As soon as we are current in our SEC filings, we intend to ask our shareholders to approve a new stock plan.

Stock Options

Stock options granted under our 1998 Stock Plan generally have a term of five years for employees, including our executive officers, and ten years for directors. For employees, stock options grants typically vest at a rate of 25% on each annual anniversary of the grant date. For directors, options vest for employees upon grant. The deferred vesting of stock options for employees is designed to create an incentive for the executive to remain employed with us and build shareholder value. Accordingly, the executive is rewarded only if our shareholders receive the benefit of appreciation in the price of our common stock. We believe this promotes our executive compensation philosophy of providing long-term rewards based on creating shareholder value.

In March 2006, we granted Messrs. Bell, Illson, Jacquet, and Roussey options to purchase 75,000, 25,000, 20,000, and 10,000 shares of our common stock, respectively, each at an exercise price of $6.32 per share. Each of these stock option grants have a term of five years and vest at a rate of 25% on each annual anniversary of the grant date. These options were granted by our Compensation Committee in connection with our annual review of executive compensation.

Restricted Stock Units

Our 1998 Stock Plan also enabled the Compensation Committee to award RSUs to our employees. RSUs are contractual rights that entitle the recipient to receive one share of our common stock per unit once the RSU has vested. In general, RSUs vest on the basis of length of service, the attainment of performance-based milestones, or a combination of both, as determined by the Compensation Committee. RSUs typically vest at a rate of 25% on each annual anniversary of the grant date. RSUs do not have expiration dates. As with stock options, the deferred vesting of the RSUs is designed to create an incentive for the executive to remain employed with us and build shareholder value.

We generally tie the grant of RSUs to our achievement of profit goals. During 2006, Messrs. Bell, Illson, Roussey, and Watt were to be granted 40,000, 15,000, 5,000, and 10,000 RSUs, respectively, if we achieved specified financial goals for the first three quarters of 2006. However, the goals established for Messrs. Bell, Illson, and Watt were not met and the RSUs were not awarded. The goal for Mr. Roussey was met and he was awarded 5,000 RSUs in November, 2006. However, had the adjustments related to the restatement been known at that time, Mr. Roussey may not have qualified for the RSU award. The Compensation Committee, however, determined that it was not appropriate to penalize Mr. Roussey for the impact of the adjustments related to the restatement and did not rescind the RSU award. Additionally, Messrs. Bell, Illson, and Jacquet were to be granted 40,000, 10,000, and 5,000 RSUs, respectively, if we achieved specified financial goals for the fourth quarter of 2006. These goals were not met and the RSUs were not awarded.

Other Elements

Deferred Compensation

We have adopted certain broad-based employee benefit plans, in which all employees, including our named executive officers, are permitted to participate in on the same terms and conditions relating to eligibility and generally subject to the same limitations on the amounts that may be contributed or the benefits payable under those plans. Under our 401(k) plan, which is a defined contribution plan qualified under the Internal Revenue Code, participants, including our named executive officers who reside in the United States (all of our named executive officers, other than Mr. Watt), can contribute a percentage of their annual compensation. For 2006, each of the named executive officers, except Mr. Watt, received a $2,000 matching contribution under our 401(k) plan pursuant to the same matching contribution formula that applies to all employees in the United States, that is, 25% of the first 6% of an employee’s contribution is matched, subject to a maximum of $2,000 per year.

During 2006, Mr. Watt was a citizen and resident of the United Kingdom and therefore unable to participate in the Company’s 401(k) plan. In 2006, on behalf of Mr. Watt, the Company contributed £12,000 ($22,080 using an average exchange rate of $1.84/£1 during 2006) to Mr. Watt’s private pension plan, and paid £23,280 ($42,835 using an average exchange rate of $1.84/£1 during 2006) towards a private life insurance plan, an income protection plan in the event of illness, and private medical insurance.

Effective July 1, 2002, the Board of Directors adopted a Supplemental Executive Retirement Program (the “SERP”), as amended in November 2007. Mr. Bell is, and has been, the only participant in the SERP. In 2005, in lieu of granting Mr. Bell additional stock options, the Board of Directors increased Mr. Bell’s annual benefit under the SERP from $250,000 per year to $450,000 per year. The SERP is intended to retain Mr. Bell as our Chief Executive Officer and provides supplemental income benefits to Mr. Bell upon his retirement, or his survivors upon his death. The SERP is funded by way of life insurance policies on the lives of Mr. Bell and other key employees. While the payments due under the SERP are an obligation of the Company, we believe that the proceeds from these life insurance policies will be sufficient to cover, over time, the full cost of the benefits provided, plus the cost of the life insurance premiums.

Personal Benefits and Perquisites

We do not grant our named executive officers significant perquisites, with the goal of avoiding a negative impact on internal pay and equality. However, we believe that benefits and perquisites are sometimes necessary in order to attract and retain talent. We have assessed competitive market factors to determine appropriate benefit levels. In addition to our 401(k) plan described above, our U.S.-based executive officers are eligible to participate in our health, dental, and vision plans, life insurance and long- and short-term disability insurance plans, and each of the other benefit plans that we offer to our other U.S.-based employees. These are the same plans that all full-time U.S.-based employees are offered and do not have any different levels of benefits other than what is provided to all other eligible participants.

Messrs. Illson, Jacquet, and Roussey also participate in an executive death benefit program. In the event of a participant’s death while employed by the Company, this program provides each participant’s beneficiary a benefit of $250,000 payable in equal installments over five years. While the payments due under the executive death benefit program is an obligation of the Company, we believe that the proceeds from life insurance policies maintained on the executive will be sufficient to cover, over time, the full cost of the benefits provided plus the cost of the insurance premiums.

In 2006, Messrs. Bell, Illson, and Roussey received a car allowance in the amount of $300 per month, and Mr. Watt received a car allowance in the amount of £500 per month. In addition, Mr. Bell received a $5,000 allowance for tax preparation and estate planning in 2006. Messrs. Illson, Jacquet, and Roussey received an annual allowance for tax preparation and estate planning of $1,500 in 2006. Because of Mr. Bell’s extensive travel schedule, he is authorized to have his spouse accompany him on up to five trips per year, at the Company’s expense, and on any trips he is required to be away from home for three consecutive weekends. In 2006, the Company paid Mr. Bell $115,603 for these travel-related expenses. During 2006, we reimbursed Mr. Illson $23,353, which was grossed up for tax purposes, for his travel and lodging expenses associated with his commute from his home in Southern California and his office in Northern California. This reimbursement practice ceased effective July 1, 2007.

Tax Treatment

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) places a limit of $1 million per person on the amount of compensation that we may deduct in any one year with respect to each of our named executive officers. There is an exemption from the $1.0 million limitation for performance-based compensation that meets certain requirements. All grants of stock options under our 1998 Stock Plan were intended to qualify for this exemption. Grants of restricted stock units under our 1998 Stock Plan may qualify for the exemption if vesting is contingent on the attainment of objectives based on the performance criteria set forth in the plan and if certain other requirements are satisfied. Grants of restricted stock units that vest solely on the basis of service cannot qualify for the exemption. Our current cash incentive plan is not designed to qualify for the exemption.

To maintain flexibility in compensating officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. Although tax deductions for some amounts that we pay to our named executive officers as compensation may be limited by Section 162(m), that limitation would result in current payment of increased federal income taxes but such amount is not significant. The Compensation Committee intends to make all reasonable attempts to comply with the requirements to exempt executive compensation from the $1.0 million deduction limitation under Section 162(m), unless the Compensation Committee determines that such compliance in given circumstances would not be in our best interests or those of our shareholders.

Retention Agreements

We entered into an employment agreement with Mr. Bell, the Company’s President and Chief Executive Officer effective July 1, 1999, which was subsequently amended on several occasions. In addition to defining his salary, target incentives, and other benefits, the agreement provided for a covenant for him not to compete with the Company for a two-year period following his termination of employment. In the event that his employment is terminated by the Company without cause, severance benefits equal to his base salary through the termination date of the agreement, vesting of 100% of his then unvested stock options and restricted stock units, and payment of a certain amount of his EPS enhancement incentive. This agreement with Mr. Bell expired in June 2007 and we have not entered into a new employment agreement with him.

We have also entered into employment agreements with each of our other named executive officers that provide for covenants not to compete with us for periods ranging from 12 months to 24 months following their termination of employment; and, in the case of termination without cause, severance payments equal to their base salary for periods ranging from six months to 12 months.

In the third quarter of 2005, we renewed our management retention agreements with each of the named executive officers that provide severance benefits in the event the executive’s employment is terminated under certain circumstances within 12 months following a change in control of the Company. The management retention agreements have three-year terms and are automatically extended for successive one year periods unless terminated, amended, or modified by us. If the named executive officer is involuntarily terminated other than for cause, then he will receive a cash payment equal to his base annual salary, paid employee benefits for one year from the date of the change of control or until the date that the named executive officer becomes covered under another employer’s benefit plans, and full vesting of unvested stock options and restricted stock units. In the event that the named executive officer’s employment is terminated for any reason either prior to the occurrence of a change of control or after the 12-month period following a change of control, then he is entitled only to receive severance and other benefits under established severance and benefits plans and practices or pursuant to other agreements with us.

Stock Ownership Guidelines

We have established stock ownership guidelines for our Chief Executive Officer and our other executive officers to increase their equity stake in Bell Micro and more closely align their interests with those of our shareholders. The guidelines require our Chief Executive Officer to hold stock of the Company having a value equal to a minimum of 100% of his or her annual base salary. With respect to our other executive officers, the guidelines require ownership of stock in the Company having a value equal to a minimum of 50% of his or her annual base salary. The ownership guidelines are to be met by the later of five years of their appointment or March 29, 2009. As of November 30, 2008, our Chief Executive Officer and each of our currently employed named executive officers had time remaining to satisfy these stock ownership guidelines.

Our Board of Directors has also established stock ownership guidelines for all non-employee directors which are to be met by the later of five years of appointment, or March 29, 2009. The guidelines require each of our non-employee directors to hold a minimum of 5,000 shares of the Company’s stock. As of November 30, 2008, each of our current non-employee directors had time remaining to satisfy these stock ownership guidelines.

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Members of the Compensation Committee:

David M. Ernsberger, Chairman
Gordon A. Campbell
Mark L. Sanders

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members: (i) has ever been one of our officers or employees, (ii) is or was a participant in a “related person” transaction in 2006, or (iii) is an executive officer of another entity, at which one of our executive officers serves on the board of directors. None of our executive officers served on the compensation committee or board of another company, whose executive served on our Board of Directors or Compensation Committee.

Executive Compensation Tables

Summary Compensation Table

The following table provides information with respect to the compensation earned during 2006 by our named executive officers.

								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation		All Other
		Salary	Bonus		Awards	Awards	Compensation	Earnings		Compensation		Total
Name and Principal Position	Year	($)	($)		($)	($)	($)(1)	($)		($)		($)

W. Donald Bell, President, Chief Executive Officer and Chairman of the Board	2006	$632,500	$110,000	(2)	$346,753	$39,561	$434,631	$149,913	(3)	$124,703	(4)	$1,838,061
James E. Illson, Chief Operating Officer, President of the Americas and Chief Financial Officer	2006	$450,000	—		$166,936	$114,650	$221,057	—		$103,517	(5)	$1,056,160
Richard J. Jacquet, Senior Vice President of Human Resources	2006	$224,000	—		$56,363	$24,563	$133,250	—		$21,408	(6)	$459,584
Philip M. Roussey, Executive Vice President, Enterprise(7)	2006	$250,000	—		$34,384	$15,487	$77,170	—		$22,758	(8)	$399,799
Graeme Watt, President of Bell Microproducts Europe(9)	2006	$524,400	$64,410	(10)	$99,682	$173,524	$41,952	—		$75,955	(11)	$979,923

(1)	Represent amounts paid to each of our named executive officers under our Management Incentive Plan, and for Messrs. Bell, Illson, and Jacquet, amounts also paid under our Strategic Initiatives Plan.

(2)	Mr. Bell received this bonus for hardships, temporary relocation, and his work in improving operations and profits in our European Distribution segment.

(3)	Represents premium payments for Company-owned life insurance that will fund the Company’s obligations under the Supplemental Executive Retirement Plan.

(4)	Represents an automobile allowance of $3,600, financial planning/tax preparation of $3,500, spousal travel of $115,603 primarily associated with Mr. Bell’s temporary relocation to the United Kingdom, and Company 401(k) match of $2,000.

(5)	Represents an automobile allowance of $3,600, financial planning/tax preparation of $1,840, spousal travel of $2,042, housing and travel of $23,353, Company 401(k) match of $2,000, tax gross up of $60,000 for housing and travel expenses for the period of 2004 through 2006, and the applicable portion of the premium paid by us for life insurance on Mr. Illson of $10,682, of which we are the owner and beneficiary; provided, however, that we have agreed to use part of the proceeds to fund a death benefit for Mr. Illson.

(6)	Represents financial planning/tax preparation of $1,500, spousal travel of $1,973, Company 401(k) match of $2,000, and the applicable portion of the premium paid by us for life insurance on Mr. Jacquet of $15,935, of which we are the owner and beneficiary; provided, however, that we have agreed to use part of the proceeds to fund a death benefit for Mr. Jacquet.

(7)	Effective January 1, 2007, Mr. Roussey changed his employment status to a part-time employee and resigned his position as an executive officer of the Company. In his new part-time position as Executive Vice President, Corporate Marketing, he is no longer eligible to receive a bonus.

(8)	Represents an automobile allowance of $3,600, spousal travel of $2,617, Company 401(k) match of $2,000, and the applicable portion of the premium paid by us for life insurance on Mr. Roussey of $14,541, of which we are the owner and beneficiary; provided, however, that we have agreed to use part of the proceeds to fund a death benefit for Mr. Roussey.

(9)	All payments to Mr. Watt were made in British pounds and reflect a conversion rate of $1.84/£1, which was the average exchange rate during 2006, except as stated below in footnote(10).

(10)	Mr. Watt received a bonus in February 2007 of £30,000 ($58,800 using an exchange rate of $1.96/£1 at February 21, 2007) in recognition of his leadership role with respect to our accomplishments in Europe in the second half of 2006, and a bonus in May 2006 of £3,000 ($5,610 using an exchange rate of $1.87/£1 at May 31, 2006) for achievement of stretch financial goals for the first quarter in 2006.

(11)	Represents an automobile allowance of $11,040, a benefit allowance of $42,835, and a pension contribution of $22,080.

The Compensation Committee awarded Mr. Bell a discretionary bonus of $110,000 for hardships pertaining to his temporary relocation to the United Kingdom, and his work in improving operations and profits in our European Distribution segment.

During 2006, Mr. Illson did not reside near our headquarters. When Mr. Illson was hired in 2002, his salary was reduced by $15,000 because we agreed to reimburse him for the travel and lodging expenses associated with his commute from his home in Southern California to his office in Northern California. This reimbursement practice ceased effective July 1, 2007.

Under SEC rules, the values reported in the “Stock Awards” and “Options Awards” columns of the Summary Compensation Table reflect the dollar amount of expense recognized for financial statement reporting purposes for 2006 in accordance with SFAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. We calculate compensation expense related to stock options using the Black-Scholes valuation model. Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 9, Stock-Based Compensation Plans to the consolidated financial statements included in this Form 10-K.

Grants of Plan-Based Awards for Fiscal Year Ended December 31, 2006

The following table provides certain information with respect to grants of options to purchase shares of our common stock made to our named executive officers during 2006. The table also provides information with regard to cash bonuses under our performance-based, non-equity incentive plans to the named executive officers.

							All Other
							Option
							Awards:	Exercise or	Grant Date
		Estimated Future Payouts under Non-					Number of	Base Price	Fair Value
		Equity Incentive Plan Awards					Securities	of Option	of Stock
		Threshold					Underlying	Awards	and Option
Name	Grant Date	($)	Target ($)		Maximum ($)		Options (#)	($/Sh)	Awards(1)

W. Donald Bell	—	—	$632,500	(2)		(3)	—	—	—
	—	—	300,000	(4)	$300,000	(4)	—	—	—
	3/21/2006	—	—		—		75,000	$6.32	$39,561
James E. Illson(5)	—	—	270,000	(2)		(3)	—	—	—
	—	—	200,000	(4)	200,000	(4)	—	—	—
	3/21/2006	—	—		—		25,000	6.32	13,187
Richard J. Jacquet	—	—	111,000	(2)		(3)	—	—	—
	—	—	150,000	(4)	150,000	(4)	—	—	—
	3/21/2006	—	—		—		20,000	6.32	10,549
Philip M. Roussey(6)	—	—	—	(5)	—		—	—	—
	3/21/2006	—	—		—		10,000	6.32	6,667
Graeme Watt	—	—	262,200	(7)		(3)	—	—	—

(1)	These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for 2006 in accordance with SFAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 9, Stock-Based Compensation Plans to the consolidated financial statements.

(2)	Represents target bonus award payments under our Management Incentive Plan for 2006 based on 100% achievement of goals.

(3)	Under the Company’s Management Incentive Plan, the named officers can earn more than their target incentive based on a linear payment for exceeding financial-related goals above 100% of target, with no cap on that amount.

(4)	Represents potential awards to be made under our Strategic Initiatives Plan for 2006 based on 100% achievement of goals. Payments under our Strategic Initiatives Plan are generally made following the close of the calendar year.

(5)	Mr. Illson resigned from his position as an executive officer of the Company effective in June 2008, although he remained employed by the Company through August 2008.

(6)	Effective January 1, 2007, Mr. Roussey changed his employment status to a part-time employee and resigned his position as an executive officer of the Company. In his part-time position as Executive Vice President, Corporate Marketing, he is no longer eligible to receive a bonus.

(7)	Mr. Watt’s annual incentive target under the Company’s Management Incentive Plan for 2006 was £142,500 ($262,200 using an average exchange rate of $1.84/£1 during 2006).

Stock options granted under our 1998 Stock Plan generally have a term of five years for employees, including for our executive officers. Stock option grants typically vest at a rate of 25% on each annual anniversary of the grant date. RSUs typically vest at a rate of 25% on each annual anniversary of the grant date. RSUs do not have expiration dates. In May 2008, the 1998 Stock Plan reached its ten-year term and expired.

Outstanding Equity Awards

The following table provides information with respect to each unexercised stock option and unvested restricted stock unit award held by each named executive officer as of December 31, 2006.

	Option Awards					Stock Awards
	Number of	Number of				Number of	Market Value
	Securities	Securities				Shares or	of Shares or
	Underlying	Underlying				Units of Stock	Units of Stock
	Unexercised	Unexercised	Option	Option		That Have Not	That Have Not
	Options (#)	Options (#)	Exercise Price	Expiration		Vested	Vested
Name	Exercisable	Unexercisable	($)	Date		(#)	($)

W. Donald Bell	100,000	0	$7.23	8/27/2008	(1)
	0	75,000	6.32	3/21/2011
						100,000	$705,000
James E. Illson	37,500	12,500	4.12	5/22/2008	(1)
	232,000	0	3.90	8/13/2007	(2)
	25,000	0	10.00	2/19/2009
	30,000	30,000	6.73	8/09/2009
	16,000	0	10.28	8/03/2010
	0	25,000	6.32	3/21/2011
						57,500	405,375
Richard J. Jacquet	37,500	12,500	4.37	7/07/2008	(1)
	6,000	0	10.28	8/03/2010
	0	20,000	6.32	3/21/2011
	15,000	0	10.00	5/22/2010	(3)
						10,625	74,906
Philip M. Roussey	10,000	5,000	7.23	8/27/2008
	8,000	0	10.28	8/3/2010
	0	10,000	6.32	3/21/2011
						12,917	91,065
Graeme Watt	125,000	125,000	6.45	4/21/2009
						37,500	264,375

(1)	The expiration dates of the options scheduled to expire in 2007 and 2008 were extended by the Compensation Committee to expire 30 days after the Company is current in its SEC filings.

(2)	To mitigate the impact of Section 409A of the Internal Revenue Code, Mr. Illson’s options that were scheduled to expire on August 13, 2007 were extended by the Compensation Committee as follows: the expiration date of 125,000 options was extended until the date it is no longer a violation of Federal securities law for Mr. Illson to exercise his options, and the expiration date of 107,000 options was extended until 30 days thereafter.

(3)	These stock options were granted under the 1998 Stock Plan. However, they have a term of ten years and vest at a rate of 10 percent per year, with an option to accelerate to 25% per year based on meeting or exceeding annual operating plan goals.

Option Exercises and Stock Vested for Fiscal Year Ended December 31, 2006

The following table provides information with respect to the exercising of option awards and shares subject to restricted stock unit awards that vested during 2006.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)

W. Donald Bell	75,000	$142,944	62,500	$379,250
James E. Illson	—	—	22,500	117,850
Richard J. Jacquet	—	—	10,625	60,962
Philip M. Roussey	—	—	7,917	41,485
Graeme Watt	—	—	12,500	73,750

Non-Qualified Deferred Compensation Table

The following table provides information with respect to the Supplemental Executive Retirement Plan that we maintain for Mr. Bell. None of our other named executive officers participates in such a non-qualified deferred compensation plan.

	Executive	Registrant	Aggregate		Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last		Withdrawals/	Balance at Last
Name	Last FY ($)	Last FY ($)	FY ($)		Distributions ($)	FYE ($)

W. Donald Bell	—	$149,913	$368,570	(1)	—	$925,772	(2)
James E. Illson	—	—	—		—	—
Richard J. Jacquet	—	—	—		—	—
Philip M. Roussey	—	—	—		—	—
Graeme Watt	—	—	—		—	—

(1)	Represents the difference between the cash value of the Company-owned life insurance on December 31, 2005 and December 31, 2006.

(2)	Represents the cash value of the Company-owned life insurance as of December 31, 2006.

Payments upon Termination or Change in Control

The following table describes the potential payments and benefits upon termination of employment of our named executive officers before or after a change in control of Bell Micro, as if each named executive officer’s employment terminated as of December 31, 2006. For purposes of valuing the severance and vacation payout payments in the table below, we used each officer’s base salary rate in effect on December 31, 2006, and the number of accrued but unused vacation days on December 31, 2006. A summary of the change-in-control agreements is set forth in Executive Compensation — Compensation Discussion and Analysis — Retention Agreements.

The value of the vesting acceleration shown in the table below was calculated based on the assumption that the change in control, if applicable, occurred and the officer’s employment terminated on December 31, 2006, and that the fair market value per share of our common stock on that date was $7.05, which was the closing trading price of our common stock on December 29, 2006, the last trading day in 2006. The value of the option vesting acceleration was calculated by multiplying the number of unvested shares subject to acceleration by the difference between 7.05 and the exercise price per share of the accelerated option. The value of the restricted stock unit vesting acceleration was calculated by multiplying the number of unvested shares by $7.05.

				Involuntary
				Termination
				Without Cause
		Termination of		Within 12 Months
		Employment		after a Change of
Name	Benefit	Without Cause(3)		Control(1)(2)

W. Donald Bell	Severance	$0		$632,500
	Accrued Vacation	48,642		48,642
	Stock Option Acceleration	0		54,750
	Restricted Stock Unit Acceleration	0		705,000
	Continued Employee Benefits	0		11,429
	Total Value	48,642		1,452,321
James E. Illson	Severance	450,000		450,000
	Accrued Vacation	17,317		17,317
	Stock Option Acceleration	0		64,475
	Restricted Stock Unit Acceleration	0		405,375
	Continued Employee Benefits	0		15,447
	Total Value	467,317		952,614
Richard J. Jacquet	Severance	112,000		224,000
	Accrued Vacation	12,993		12,923
	Stock Option Acceleration	0		48,100
	Restricted Stock Unit Acceleration	0		74,906
	Continued Employee Benefits	0		11,429
	Total Value	124,993		371,358
Philip M. Roussey	Severance	125,000		250,000
	Accrued Vacation	37,490		37,490
	Stock Option Acceleration	0		42,550
	Restricted Stock Unit Acceleration(4)	0		55,815
	Continued Employee Benefits	0		11,429
	Total Value	162,490		397,284
Graeme Watt	Severance	524,400	(4)	524,400	(4)
	Accrued Vacation	0		0
	Stock Option Acceleration	0		75,000
	Restricted Stock Unit Acceleration	0		264,375
	Continued Employee Benefits	0		3,713
	Total Value	524,400		867,488

(1)	An “Involuntary Termination” event is (i) without the officer’s express written consent, the significant reduction of his duties, authority, or responsibilities relative to his duties, authority, or responsibilities in effect immediately prior to such reduction, or the assignment to the officer of such reduced duties, authority, or responsibilities; (ii) without the officer’s express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites (including office space and location) available to him immediately prior to such reduction; (iii) a reduction by in the officer’s base salary; (iv) a material reduction in the kind or level of employee benefits, including bonuses, to which the officer is entitled with the result that the officer’s overall benefits package is significantly reduced; (v) the relocation of the officer to a facility or a location more than 35 miles from the officer’s then present location, without the officer’s express written consent; (vi) any purported termination of the officer’s employment other than for disability or for cause, or any purported termination for which the grounds relied upon are not valid; (vii) the failure of Bell Micro to obtain the assumption of the officer’s retention agreement by any successor; or (viii) any act or set of facts or circumstances which would, under California law, constitute a constructive termination of the officer.

(2)	The severance payment set forth in this column is the equivalent of 12 months base salary.

(3)	For Messrs. Jacquet and Roussey, the severance payment under this column is the equivalent of six months base salary. For Messrs. Illson and Watt, the severance payment under this column is the equivalent of twelve months base salary.

(4)	Mr. Watt’s severance payment is the equivalent of twelve months base salary and was calculated using an average exchange rate of $1.84/£1 during 2006.

Director Compensation

Our non-employee directors receive an annual retainer of $30,000, a fee of $4,000 per day for each Board meeting attended in person or $2,000 for attendance by telephone, and a fee of $2,000 for each Board committee meeting attended. In addition, the Lead Independent Director receives an annual retainer of $15,000 (which was increased to $50,000 per year effective April 2007), the Audit Committee Chair receives an annual retainer of $15,000, the Compensation Committee Chair receives an annual retainer of $12,000, and the Corporate Governance and Nominating Committee Chair receives an annual retainer of $8,000 (which was increased to $15,000 per year effective April 2007).

Under the terms of our 1998 Stock Plan, each non-employee director automatically receives a nonqualified option to purchase 22,500 shares of our common stock upon his or her initial election as a director and a nonqualified option to purchase 7,500 shares of common stock annually thereafter. Accordingly, on May 24, 2006, each of our non-employee directors was granted a nonqualified option to purchase 7,500 shares of common stock at an exercise price of $5.79 per share, except for Mr. Grainger who was appointed to the Board on September 19, 2006 and granted a nonqualified option to purchase 22,500 shares of common stock at an exercise price of $4.86 on September 19, 2006.

The following table provides information with respect to all compensation awarded to, earned by or paid to each person who served as a director (except for Mr. Bell, our President and Chief Executive Officer, who receives no additional compensation for his service on our Board) for some portion or all of fiscal 2006. Other than as set forth in the table, to date we have not paid any fees to our directors, made any equity or non-equity awards to our directors, or paid any other compensation to our directors.

		Option
	Fees Earned or	Awards
Name	Paid in Cash ($)	($)(1)	Total ($)

Gordon A. Campbell	$68,000	$19,801	$87,801
Eugene B. Chaiken	97,000	19,801	116,801
David M. Ernsberger	84,000	19,801	103,801
Edward L. Gelbach	94,000	19,801	113,801
Michael J. Grainger(2)	35,500	46,964	82,464
Peter G. Hanelt(3)	0	0	0
James E. Ousley	58,000	19,801	77,801
Glenn E. Penisten	113,000	19,801	132,801
Mark L. Sanders	72,000	19,801	91,801
Roger V. Smith(4)	44,500	19,801	64,301

(1)	These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for 2006 in accordance with SFAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 9 to the consolidated financial statements.

(2)	Mr. Grainger was appointed to our Board of Directors on September 19, 2006. He resigned from the Board on March 8, 2008.

(3)	Mr. Hanelt was appointed to our Board of Directors on October 29, 2008.

(4)	Mr. Smith resigned from our Board of Directors on September 18, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of the shares of our common stock as of November 30, 2008 with respect to:

•	each of our directors;

•	each of the executive officers listed in the Summary Compensation Table contained under the caption Executive Compensation above;

•	by all current directors and executive officers as a group; and

•	persons beneficially owning more than 5% of our common stock.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Shares of common stock subject to options that are currently exercisable or will become exercisable on or before February 28, 2009 are considered outstanding and beneficially owned by the person holding the options.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percent(2)

Greater than 5% Stockholders
FMR LLC(3)	4,561,108	14.2
State of Wisconsin Investment Board(4)	3,043,389	9.5
Wells Fargo & Company(5)	2,801,692	8.7
Dimensional Fund Advisors L.P.(6)	2,584,112	8.1
Paradigm Capital Management, Inc.(7)	2,475,671	7.7
Citigroup Global Markets, Inc.(8)	1,775,910	5.5
AQR Capital Management LLC(9)	1,733,932	5.5
AQR Capital Management LLC; AQR Absolute
Return Master Account L.P.(10)	1,733,932	5.5
Nationwide Fund Advisors(11)	1,687,817	5.3

Directors
W. Donald Bell(12)	1,155,485	3.6
Gordon A. Campbell(13)	20,500	*
Eugene B. Chaiken(14)	34,264	*
David M. Ernsberger(15)	52,039	*
Edward L. Gelbach(16)	166,422	*
Peter G. Hanelt	—	*
James E. Ousley(17)	60,848	*
Glenn E. Penisten(18)	88,409	*
Mark L. Sanders(19)	16,264	*

Named Executive Officers
James E. Illson(20)	74,345	*
Richard J. Jacquet(21)	118,241	*
Philip M. Roussey(22)	127,390	*
Graeme Watt(23)	277,500	*
All directors and executive officers as a group (14 persons)(24)	2,212,006	6.9

*	Less than 1% of our outstanding common stock.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Bell Microproducts, 1941 Ringwood Avenue, San Jose, CA 95131.

(2)	Percentage of beneficial ownership is based on 32,078,415 shares of common stock outstanding as of November 30, 2008.

(3)	As reported in Schedule 13G filed February 14, 2008, with the SEC by FMR LLC (“FMR”) on behalf of itself and Edward C. Johnson 3d. The address for FMR is 82 Devonshire Street, Boston, MA 02109. FMR, a parent holding company, has sole voting power over 2,417 shares and sole dispositive power over all the shares.

(4)	As reported in Schedule 13G filed November 7, 2008, with the SEC by the State of Wisconsin Investment Board (“Wisconsin Investment”). The address for Wisconsin Investment is P.O. Box 7842, Madison, WI 53707. Wisconsin Investment has sole voting power and sole dispositive power over all the shares.

(5)	As reported in Schedule 13G filed January 23, 2008, with the SEC by Wells Fargo & Company (“Wells Fargo”). The address for Wells Fargo is 420 Montgomery Street, San Francisco, CA 94104. Wells Fargo has sole voting power over 2,533,348 shares and sole dispositive power over 2,718,392 shares.

(6)	As reported in Schedule 13G/A filed February 6, 2008, with the SEC by Dimensional Fund Advisors L.P. (“Dimensional Fund”). The address for Dimensional Fund is 1299 Ocean Avenue, Santa Monica, CA 90401. Dimensional Fund has sole voting and dispositive power over all the shares.

(7)	As reported in Schedule 13G/A filed February 14, 2008, by Paradigm Management, Inc (“Paradigm”). The address for Paradigm is Nine Elk Street, Albany, NY 12207. Paradigm has sole voting power and sole dispositive power over all the shares.

(8)	As reported in Schedule 13G/A filed January 30, 2008, with the SEC by Citigroup Financial Products Inc. (“Citigroup”). The address for Citigroup is 399 Park Avenue, New York, NY 10043. Citigroup has shared voting power and shared dispositive power over all the shares.

(9)	As reported in Schedule 13G filed February 15, 2008, with the SEC by AQR Capital Management, LLC (“AQR”). The address for AQR is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. AQR has shared voting powers to over all the shares and shares power to dispose or to direct the disposition of debt securities that are convertible into 1,733,932 shares of common stock.

(10)	As reported in Schedule 13G filed February 21, 2008, with the SEC by AQR Capital Management, LLC (“AQR”), and AQR Absolute Return Master Account L.P. (“AQR Absolute Return”). The address for AQR and AQR Absolute Return is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. AQR and AQR Absolute Return have shared voting powers to over all the shares and shares power to dispose or to direct the disposition of debt securities that are convertible into 1,733,932 shares of common stock.

(11)	As reported in Schedule 13G filed February 15, 2008, with the SEC by Nationwide Fund Advisors (“Nationwide”). The address for Nationwide is 1200 River Road, Suite 1000, Conshohocken, PA 19428. Nationwide has shared voting power and shared dispositive power over all the shares.

(12)	Includes options held by Mr. Bell to purchase 137,500 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(13)	Includes options held by Mr. Campbell to purchase 7,500 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(14)	Includes options held by Mr. Chaiken to purchase 30,000 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(15)	Includes options held by Mr. Ernsberger to purchase 45,000 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(16)	Includes options held by Mr. Gelbach to purchase 45,000 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(17)	Includes options held by Mr. Ousley to purchase 26,250 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(18)	Includes options held by Mr. Penisten to purchase 37,500 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(19)	Includes options held by Mr. Sanders to purchase 15,000 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(20)	Mr. Illson is no longer employed with the Company.

(21)	Includes options held by Mr. Jacquet to purchase 81,000 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(22)	Includes options held by Mr. Roussey to purchase 28,000 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(23)	Includes options held by Mr. Watt to purchase 265,000 shares, which are currently exercisable or will become exercisable on or before February 28, 2009.

(24)	Includes options to purchase an aggregate of 837,439 shares of the Company held by seven executive officers and seven outside directors, which are currently exercisable or will become exercisable on or before February 28, 2009. This figure does not include data with respect to Mr. Illson and Mr. Roussey.

The following table provides information concerning our equity compensation plans as of December 31, 2006:

	Equity Compensation Plan Information
				Number of Securities
				Remaining Available for
	Number of Securities	Weighted-Average		Future Issuance Under
	to be Issued	Exercise Price of		Equity Compensation
	Upon Exercise of	Outstanding		Plans (Excluding
	Outstanding Options,	Options Warrants		Securities Reflected in
Plan Category	Warrants and Rights	and Rights		Column (a))

Equity compensation plans approved by security holders	2,975,487	$7.13	(1)	981,091	(2)
Equity compensation plans not approved by security holders(3)	235,000	$4.00		—
Total	3,210,487	$6.90		981,091

(1)	Weighted-average exercise price excludes 512,324 shares for restricted stock units with zero exercise price.

(2)	Includes shares under our 1998 Stock Plan, which plan provides for the automatic increase of shares on January 1 of each year of a number of shares equal to the lesser of (i) 600,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board, subject to adjustment upon changes in our capitalization.

(3)	Represents stock options that have been granted to employees outside of the Company’s 1998 Stock Plan, which options are represented by agreements substantially the same as agreements with respect to options under the 1998 Stock Plan and generally provide for a vesting period as determined by the Board of Directors and expire over terms not exceeding ten years from the date of grant.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transaction with Related Persons

Other than the compensation arrangements discussed above in Item 11 of this Report. Since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or such person’s immediate family members had or will have a direct or indirect material interest.

Director Independence

The Board has determined that each of Messrs. Campbell, Chaiken, Ernsberger, Gelbach, Hanelt, Ousley, Penisten and Sanders is independent of the Company and its management within the meaning of the Nasdaq listing standards.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees

Our Audit Committee appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2006. We incurred the following fees to PricewaterhouseCoopers LLP for fiscal years 2005 and 2006 (in thousands):

	Fiscal Year 2006	Fiscal Year 2005

Audit Fees	$28,579	$2,017
Audit-Related Fees	—	—
Tax Fees	131	189
All Other Fees	18	2

Total	$28,728	$2,208

Audit fees are for professional services rendered for the audit of the annual financial statements and the internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, for the review of financial statements included in Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax fees include fees for services provided in connection with tax compliance, planning and reporting.

All other fees represent fees for products and services other than the services described above.

The Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has determined that such services are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Fiscal year 2005 has been revised to conform with fiscal year 2006 presentation.

Pre-Approval Policy

Pursuant to the Audit Committee’s pre-approval policy, it is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditors or any other auditing or accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members, and such member or members must report all pre-approval decisions to the Audit Committee at its next scheduled meeting. All audit and non-audit services for fiscal 2006 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the index to consolidated financial statements (set forth in Item 8 of this Form 10-K) are filed as part of this Annual Report on Form 10-K.

(2) Consolidated Financial Statement Schedule II — Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes to the consolidated financial statements.

(3) Exhibits — See Exhibit Index following signature page

(b) Exhibits. See Item 15(a) above.

(c) Financial Statements and Schedule. See Item 15(a) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2008.

BELL MICROPRODUCTS INC.

By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. Donald Bell (W. Donald Bell)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 29, 2008

/s/ William E. Meyer (William E. Meyer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2008

/s/ Gordon A. Campbell (Gordon A. Campbell)	Director	December 29, 2008

/s/ Eugene B. Chaiken (Eugene B. Chaiken)	Director	December 29, 2008

/s/ David M. Ernsberger (David M. Ernsberger)	Director	December 29, 2008

/s/ Edward L. Gelbach (Edward L. Gelbach)	Director	December 29, 2008

/s/ Peter G. Hanelt (Peter G. Hanelt)	Director	December 29, 2008

/s/ James E. Ousley (James E. Ousley)	Director	December 29, 2008

/s/ Glenn E. Penisten (Glenn E. Penisten)	Director	December 29, 2008

/s/ Mark L. Sanders (Mark L. Sanders)	Director	December 29, 2008

SCHEDULE II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged (Credited)	Charged
	Beginning of	to Costs and	to Other	Deductions-	Balance at
Year Ended December 31,	Period	Expenses	Accounts(1)	Write-Offs	End of Period
	(In thousands)

2004 (Restated)
Allowance for doubtful accounts	$17,159	$8,050	$—	(13,986)	11,223
Allowance for deferred taxes	6,313	(1,966)	2,162	—	6,509

2005 (Restated)
Allowance for doubtful accounts	11,223	4,297	—	(6,580)	8,940
Allowance for deferred taxes	6,509	1,517	16	—	8,041

2006
Allowance for doubtful accounts	8,940	8,506	—	(5,859)	11,587
Allowance for deferred taxes	8,041	23,065	1,223	—	32,330

(1)	Amounts charged to deferred tax assets/liabilities.

Index to Exhibits

Number	Description of Document

2.1	Asset Purchase Agreement, dated October 2, 2006, among the Company, New ProSys Corp., ProSys Information Systems, Inc., Michelle Clery and Bruce Keenan. Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2006.
2.2	Stock Purchase Agreement, dated October 2, 2006, by and between New ProSys Corp. and Bruce Keenan. Incorporated by reference to Exhibit 2.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2006.
3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-3 (File No. 333-117555) on July 21, 2004.
3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on November 15, 2007.
4.1	Form of Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, with respect to the Series B 3 3/4% Subordinated Convertible Notes due 2024. Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-4 (File No. 333-120527) on November 16, 2004.
4.2	Indenture dated as of March 5, 2004 between the Company and Wells Fargo Bank, National Association as Trustee, with respect to the 3 3/4% Subordinated Convertible Notes due 2024. Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-116130) on June 3, 2004.
4.3	Form of Series B 3.75% Subordinated Convertible Notes due 2024 (contained in Exhibit 4.1).
4.4	Form of 3.75% Subordinated Convertible Notes due 2024 (contained in Exhibit 4.2).
4.5	Registration Rights Agreement dated March 5, 2004 by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-3 (File No. 333-116130) on June 3, 2004.
4.6	First Supplemental Indenture dated as of December 20, 2006 between the Company and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on December 21, 2006.
4.7	9% Senior Subordinated Note in the Amount of $23,000,000 dated as of October 2, 2006 in connection with the Securities Purchase Agreement dated as of October 2, 2006 among the Company, The Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama. Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on October 4, 2006.
4.8	9% Senior Subordinated Note in the Amount of $12,000,000 dated as of October 2, 2006 in connection with the Securities Purchase Agreement dated as of October 2, 2006 among the Company, The Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama. Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on October 4, 2006.
4.9	Warrant to Purchase 125,000 Shares of Bell Microproducts Inc. dated as of October 2, 2006. Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on October 4, 2006.
10.1	Employment Agreement dated as of July 1, 1999 between the Company and W. Donald Bell. Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q/A (File No. 000-21528) for the quarter ended September 30, 1999, on January 10, 2000.*
10.2	Amendment to Employment Agreement between the Company and W. Donald Bell dated as of October 19, 2000. Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-21528) for the quarter ended March 31, 2001.*
10.3	Amendment No. 2 to Employment Agreement between the Company and W. Donald Bell dated as of April 30, 2002. Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-21528) for the quarter ended September 30, 2002.*
10.4	Executive Employment and Non-Compete Agreement dated as of August 13, 2002 between the Company and James E. Illson. Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-21528) for the quarter ended September 30, 2002.*

Number	Description of Document

10.5	Syndicated Composite Guarantee and Debenture effective as of December 2, 2002 by and among Bell Microproducts Limited, certain other companies listed and Bank of America, N.A. Incorporated by reference to Exhibit 10.40 filed with the Company’s Annual Report on Form 10-K (File No. 000-21528) for the year ended December 31, 2002.
10.6	Priority Agreement dated December 2, 2002, by and among Bell Microproducts Limited, National Westminster Bank PLC, and Bank of America, N.A. Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K (File No. 000-21528) for the year ended December 31, 2002.
10.7	Form of Management Retention Agreement between the Company and executive officers of the Company. Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.*
10.8	Securities Purchase Agreement dated October 2, 2006 among the Company, The Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 4, 2006.
10.9	Bell Microproducts Inc. Supplemental Executive Retirement Program, effective July 1, 2002 and amended on November 13, 2007. Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on November 15, 2007.*
10.10	Bell Microproducts Inc. 2008 Management Incentive Plan. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on January 25, 2008.*
10.11	Ninth Supplemental Agreement dated May 21, 2008 in relation to a Syndicated Credit Agreement dated December 2, 2002, among Bell Microproducts Limited, Bell Microproducts Europe Export Limited, Bell Microproducts Europe (Holdings) B.V., BM Europe Partners C.V., Bell Microproducts Europe B.V., and Bank of America, National Association. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on May 28, 2008.
10.12	Separation Agreement dated May 12, 2008, by and between the Company and James E. Illson. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on June 10, 2008.
10.13	Consultant Agreement dated as of May 12, 2008, by and between the Company and James E. Illson. Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 10, 2008.
10.14	Amended and Restated Credit Agreement effective as of June 30, 2008 and executed on August 5, 2008, among the Company, the Teachers’ Retirement System of Alabama, the Employees’ Retirement System of Alabama, the Judicial Retirement Fund, the PEIRAF-Deferred Compensation Plan, and the Public Employee Individual Retirement Account Fund. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 6, 2008.
10.15	Letter to Bell Microproducts Inc. dated August 4, 2008, from The Teachers’ Retirement System of Alabama and the Employees’ Retirement System of Alabama, amending the Securities Purchase Agreement dated October 2, 2006. Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on August 6, 2008.
10.16	Letter Agreement executed August 6, 2008, between Bell Microproducts Limited and Bank of America, N.A. as Agent for the Syndicated Credit Agreement dated December 2, 2002, as amended and restated effective May 21, 2008. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 11, 2008.
10.17	Amended and Restated Loan and Security Agreement dated September 29, 2008, among Bell Microproducts Inc., Bell Microproducts — Future Tech, Inc., Rorke Data, Inc., Bell Microproducts Canada — Tenex Data ULC, Total Tec Systems, Inc., Forefront Graphics US Inc. as Borrowers, Bell Microproducts Canada Inc. and Bell Microproducts Mexico Shareholder, LLC, as Guarantors and Wachovia Capital Finance Corporation (Western) (“Wachovia”) in its capacity as administrative agent for the financial institutions, Wachovia, Bank of America, N.A., The CIT Group/Business Credit, Inc., and Wells Fargo Foothill, LLC (the “Lenders”), Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 30, 2008.

Number	Description of Document

10.18	Letter Agreement, dated September 29, 2008, terminating the Second Amended and Restated Credit and Security Agreement dated as of May 14, 2007, as amended, by and between the Company, Bell Microproducts Funding Corporation, Variable Funding Capital Company LLC, Wachovia Bank, National Association, and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on September 30, 2008.
10.19	Bell Microproducts Inc. form of Executive Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on November 5, 2008.*
10.20	Bell Microproducts Inc. form of Director Indemnification Agreement. Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on November 5, 2008.*
10.21	Bell Microproducts Inc. form of Amended and Restated Director Indemnification Agreement. Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on November 5, 2008.*
10.22	1998 Stock Plan, as amended through August 1, 2007, and form of option agreement.*
10.23	1998 Stock Plan Form of Restricted Stock Unit Agreement.*
10.24	2006 Management Incentive Plan Description.*
10.25	2007 Management Incentive Plan Description, revised effective July 1, 2007.*
10.26	Executive Employment Agreement dated August 6, 2007, between the Company and William E. Meyer.*
14.1	Code of Ethics for Principal Executive and Senior Financial Officers of the Company.
21.1	Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*	Denotes management contract or compensatory plan or arrangement.

**	Furnished, not filed.