Form 10-Q
period 2009-03-31
BELL MICROPRODUCTS INC
filed 2009-09-15
CIK 900708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Registrant’s Telephone Number, Including Area Code:

(408) 451-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s Common Stock outstanding as of August 31, 2009 was 31,892,219.

BELL MICROPRODUCTS INC.

Throughout this Quarterly Report on Form 10-Q, all references to the “Company,” “Bell Micro,” “we,” “us” and “our” refer to Bell Microproducts Inc., a California corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Explanatory Note

The Company’s delay in filing this Quarterly Report on Form 10-Q was due to the previously announced restatement of the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and prior years. For a summary of the investigations related to the restatement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on June 29, 2009. For a more detailed description of the restatement, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on December 30, 2008.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “anticipate,” “outlook,” “preliminary,” “estimate,” “may,” “could,” “should,” “would,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following: our ability to comply with the financial covenants in our credit agreements; our ability to achieve cost reductions and other benefits in connection with our strategic initiatives; the circumstances resulting in the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004 and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures; the fact that we are not presently current with the filing requirements of the Securities and Exchange Commission (“SEC”) with respect to our periodic reports; the delisting of our common stock and our ability to successfully regain a listing on a national securities exchange; loss or adverse effect on our supplier relationships, including the reduction or elimination of rebates offered by our manufacturers; our ability to accurately forecast customer demand and order sufficient product quantities; competition in the markets in which we operate; the fact that the products we sell may not satisfy shifting customer demand or compete successfully with our competitors’ products; our reliance on third parties to manufacture the products we sell; our reliance on credit provided by our manufacturers to finance our inventory purchases; risks related to our substantial indebtedness, including the inability to obtain additional financing for our operations on terms acceptable to us or at all; limitations on our operating and strategic flexibility under the terms of our debt agreements; our ability to attract and retain qualified personnel; risks associated with doing business abroad, including foreign currency risks; inability to identify, acquire and integrate acquired businesses; the outcome of any pending or future litigation or regulatory proceedings, including the current shareholder lawsuit and any claims or litigation related to the restatement of our consolidated financial statements; and the effects of a prolonged economic downturn.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the SEC, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

BELL MICROPRODUCTS INC.

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except per share data

	March 31, 2009	December 31, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$31,621	$22,775
Accounts receivable, net	427,104	435,569
Inventories	236,598	230,652
Prepaid expenses and other current assets	22,236	19,191

Total current assets	717,559	708,187

Property and equipment, net	17,901	19,042
Goodwill	19,421	19,211
Other intangibles, net	8,509	9,315
Other long-term assets	23,751	26,371

Total assets	$787,141	$782,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$4,187	$10,527
Accounts payable	316,164	264,218
Borrowings under lines of credit	176,477	211,405
Current portion of long-term debt	10,662	10,286
Other accrued liabilities	93,726	94,658

Total current liabilities	601,216	591,094

Long-term debt, net of current portion	161,753	161,063
Other long-term liabilities	23,185	24,269

Total liabilities	786,154	776,426

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized; 31,828 and 31,744 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	231,993	231,432
Accumulated deficit	(221,543)	(217,500)
Accumulated other comprehensive loss	(9,463)	(8,232)

Total shareholders’ equity	987	5,700

Total liabilities and shareholders’ equity	$787,141	$782,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 1, “Summary of Significant Accounting Policies.”

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008(1)
	(In thousands, except per share data)
Net sales	$715,316	$993,362
Cost of sales	643,464	905,953

Gross profit	71,852	87,409
Selling, general and administrative expense	57,331	79,133
Professional fees(2)	8,574	10,253
Restructuring costs	1,188	2,209

Total operating expenses	67,093	91,595

Operating income (loss)	4,759	(4,186)
Interest expense, net	8,311	9,800
Other expense (income), net	(2,183)	(2,329)

Loss before income taxes	(1,369)	(11,657)
Provision for income taxes	2,674	246

Net loss	$(4,043)	$(11,903)

Net loss per share:
Basic	$(0.13)	$(0.37)

Diluted	$(0.13)	$(0.37)

Shares used in per share calculation:
Basic	31,790	32,313

Diluted	31,790	32,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Adjusted for the retrospective adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 1, “Summary of Significant Accounting Policies.”
(2)	Professional fees represent fees for audit, legal, tax and outside accounting advisor services.

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008(1)
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,043)	$(11,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,663	2,749
Amortization of debt issuance costs	1,141	690
Amortization of debt discount	2,275	2,047
Stock-based compensation expense	561	711
Provision for bad debts	2,154	2,474
(Gain) loss on property and equipment	(20)	3
Unrealized (gain) loss on currency remeasurement	1,166	(1,135)
Remeasurement of ProSys price protection liability	132	3,587
Deferred taxes	94	—
Changes in assets and liabilities:
Accounts receivable	(4,104)	25,941
Inventories	(6,279)	72,548
Prepaid expenses	(5,791)	(1,940)
Other assets	2,874	(708)
Accounts payable and cash overdraft	58,268	(84,015)
Other accrued liabilities	(366)	(20,945)

Net cash provided by (used in) operating activities	50,725	(9,896)

Cash flows from investing activities:
Proceeds from sale of property and equipment	50	8
Purchases of property and equipment	(911)	(917)
Acquisitions of businesses, net of cash acquired	—	(1,500)

Net cash used in investing activities	(861)	(2,409)

Cash flows from financing activities:
Net repayments under lines of credit	(32,863)	(4,796)
Debt financing costs	(350)	—
Borrowings under long-term notes payable	—	10,000
Payments under long-term notes payable and capital lease obligations	(1,499)	(5,401)

Net cash used in financing activities	(34,712)	(197)

Effect of exchange rate changes on cash and cash equivalents	(6,306)	(925)

Net increase (decrease) in cash and cash equivalents	8,846	(13,427)
Cash and cash equivalents, beginning of period	22,775	40,348

Cash and cash equivalents, end of period	$31,621	$26,921

Cash payments during the period:
Interest	$5,567	$8,687
Income taxes	$325	$437
Income tax receipts	$13	$—
Supplemental non-cash investing activities:
Accrual of earnout payments for acquisitions	$175	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Adjusted for the retrospective adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 1, “Summary of Significant Accounting Policies.”

BELL MICROPRODUCTS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The condensed consolidated financial statements include the accounts of Bell Microproducts Inc. and its wholly owned subsidiaries (collectively, “Bell Micro” or the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the periods presented have been included. The Company’s financial results for the three months ended March 31, 2009 are not necessarily indicative of the Company’s expected financial results for the year ending December 31, 2009.

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

The Company has not generated consistent positive cash flows from operations in recent years. Although the current economic environment is challenging, the Company has recently taken significant steps to control costs and improve operating profitability, including staff reductions, facility consolidations, reductions in capital spending, reductions in discretionary spending and tighter management of working capital. The Company will take additional steps to control costs and improve operating profitability, as necessary, based upon various factors, such as future operating results and general economic conditions. Although there can be no assurance, the Company currently believes it will generate sufficient cash flows from operations, maintain debt covenant compliance and be able to obtain alternative or additional financing, if needed, for the foreseeable future. If the Company does not maintain compliance with its debt covenants and is unable to obtain waivers or amendments from its lenders, the lenders may exercise their option to demand repayment of the outstanding indebtedness. Given the Company’s existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding the Company’s ability to continue as a going concern.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Accounting for Convertible Notes

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires issuers of convertible debt securities within its scope to bifurcate these securities into a debt component and an equity component in a manner that reflects an issuer’s nonconvertible borrowing rate. FSP APB 14-1 applies to the Company’s subordinated convertible notes issued on March 5, 2004 and is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Accordingly, the information presented for periods prior to January 1, 2009 has been adjusted for such retrospective adoption.

On January 1, 2009, the Company adopted the provisions of FSP APB 14-1. The Company estimated the fair value of the convertible notes at issuance without the conversion feature (the “debt component”) at approximately $58.2 million using a discounted cash flows approach. Key assumptions in determining this fair value estimate included the Company’s nonconvertible debt borrowing rate as of March 5, 2004, as well as the expected life of the debt, which is through March 2011, the first put date of the related debt. The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the convertible notes and the debt component, after adjusting for the deferred tax impact. The value of the conversion feature is accordingly reflected as a discount to reduce the initial $110.0 million carrying value of the debt to fair value without the conversion feature, and the discount is accreted as additional interest expense over the expected life of the debt. Original debt issuance costs have also been allocated between other assets and equity on a proportional basis of the debt and equity components.

As a result of applying FSP APB 14-1 retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the condensed consolidated statements of operations:

•	Incremental interest expense of $2.2 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively; and

•	An increase in the net loss per basic and diluted share of $(0.07) and $(0.06) for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the effect of the Company’s adoption of FSP APB 14-1 on its condensed consolidated balance sheet as of December 31, 2008:

	Condensed Consolidated Balance Sheet as of December 31, 2008
	As Previously Reported	FSB APB 14-1	As Reported
	(In thousands)
Prepaid expenses and other current assets	$19,779	$(588)	$19,191
Total current assets	708,775	(588)	708,187
Other long-term assets	18,545	7,826	26,371
Total assets	774,888	7,238	782,126
Long-term debt, net of current portion	183,547	(22,484)	161,063
Other long-term liabilities	15,751	8,518	24,269
Total liabilities	790,392	(13,966)	776,426
Common stock	201,701	29,731	231,432
Accumulated deficit	(208,973)	(8,527)	(217,500)
Total shareholders’ equity (deficit)	(15,504)	21,204	5,700

Financial Instruments, Concentration of Credit and Other Risks

Financial instruments consist of cash and cash equivalents, foreign exchange forward contracts, interest rate swap agreements, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying value as of March 31, 2009 and December 31, 2008, due to the nature of these instruments or their short-term maturity. Financial instruments also include long-term debt, the fair value of which is disclosed in Note 4 — Lines of Credit and Long-Term Debt.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for estimated collection losses.

Other Recently Issued Accounting Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events
(“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for the Company in the first interim period ending after June 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166, among other things, eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not anticipated to materially impact the Company’s consolidated financial statements.

Note 2 — Goodwill and Other Intangible Assets

The carrying value of goodwill is based on fair value estimates of projected financial information, which management believes to be reasonable. The valuation methodology used to estimate the fair value of the Company and its reporting units considers the market capitalization of the Company, and requires inputs and assumptions that reflect market conditions, as well as management judgment.

Effective in March 2008, the Company’s common stock was suspended from trading on the Nasdaq Global Market. Consequently, in the first quarter of 2008, the Company experienced a significant decline in the market value of its stock. The Company’s market capitalization was significantly lower than its book value and the Company believed that it was more likely than not that the fair value of its reporting units had dropped below their respective carrying values. The Company performed a goodwill impairment test at March 31, 2008. However, at March 31, 2008, there was no indication of impairment when the fair value of each reporting unit was compared to its carrying value, including existing goodwill.

At December 31, 2008, the Company performed its annual goodwill impairment test and recorded a goodwill impairment charge of $3.5 million in the TotalTec reporting unit and a goodwill impairment charge of $2.4 million in the Net Storage reporting unit, for a total goodwill charge of $5.9 million in 2008.

During the three months ended March 31, 2009, there were no indicators of impairment related to the Company’s goodwill and intangible assets.

Goodwill balances at December 31, 2008 and March 31, 2009 and changes therein by reportable segment were as follows (in thousands):

	U.S. Distribution	Other	Total
Balance at December 31, 2008	$8,487	$10,724	$19,211
Contingent purchase price adjustment	—	175	175
Currency translation adjustment	—	35	35

Balance at March 31, 2009	$8,487	$10,934	$19,421

The carrying values and accumulated amortization of intangible assets at March 31, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Estimated	As of March 31, 2009
Intangible Assets	Useful Life for Amortization	Gross Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2-6 years	$3,002	$2,137	$865
Trade names	20 years	2,500	386	2,114
Customer/supplier relationships	4-10 years	13,931	8,701	5,230
Internally-developed software	5 years	600	300	300

Total		$20,033	$11,524	$8,509

	Estimated	As of December 31, 2008
Intangible Assets	Useful Life for Amortization	Gross Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2-6 years	$3,008	$2,055	$953
Trade names	20 years	2,500	355	2,145
Customer/supplier relationships	4-10 years	13,996	8,109	5,887
Internally-developed software	5 years	600	270	330

Total		$20,104	$10,789	$9,315

The weighted average amortization period of all intangible assets was approximately seven years as of March 31, 2009 and December 31, 2008.

Amortization expense, using the straight line method, was $0.8 million and $0.9 million in the three months ended March 31, 2009 and 2008, respectively.

The Company estimates future amortization expense for these intangible assets over the next five years as follows (in thousands):

Years Ending December 31,	Amount
2009(1)	$2,360
2010	2,832
2011	1,423
2012	201
2013	173
Thereafter	1,520

Total	$8,509

(1) Represents estimated amortization for the nine months ending December 31, 2009.

Note 3 — Balance Sheet Components

	March 31, 2009	December 31, 2008
	(in thousands)
Accounts receivable, net:
Accounts receivable	$450,774	$458,173
Less: allowance for doubtful accounts	(23,670)	(22,604)

	$427,104	$435,569

Property and equipment:
Computer and other equipment	$47,597	$47,682
Land and buildings	3,232	3,720
Furniture and fixtures	5,195	5,190
Warehouse equipment	3,537	3,668
Leasehold improvements	11,855	11,326

	71,416	71,586
Less: accumulated depreciation and amortization	(53,515)	(52,544)

	$17,901	$19,042

Total depreciation expense was $1.9 million in the three months ended March 31, 2009 and $1.8 million in the three months ended March 31, 2008.

Note 4 — Lines of Credit and Long-Term Debt

Borrowing Under Lines of Credit

	March 31, 2009	December 31, 2008
	(in thousands)
Western Facility	$90,070	$118,629
IBM and Kreditbank Facilities	18,920	22,889
Bank of America Facility	22,101	23,156
GE Commercial Distribution Finance Facility	42,878	44,223
Intel Corporation Facility	2,508	2,508

Total borrowings under lines of credit	$176,477	$211,405

Long-Term Debt

	March 31, 2009	December 31, 2008
	(in thousands)
3.75% convertible subordinated notes, due 2024	$89,776	$87,516
9.0% senior subordinated 2008 notes, due 2013	51,591	51,520
9.0% senior subordinated 2006 notes, due 2013	30,792	32,026
Other, fair values approximate carrying value	256	287

Total term debt	172,415	171,349
Less: current portion of long-term debt	(10,662)	(10,286)

Total long-term debt	$161,753	$161,063

The estimated fair market value is as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
3.75% convertible subordinated notes, due 2024	$14,094	$18,929
Other term debt	76,679	73,235

Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data (Level 2 inputs; see Note 12 — Fair Value Measurements).

In February 2009, the Company determined that, for the quarter ended December 31, 2008, it would not be in compliance with the fixed-charge coverage ratio covenant under the terms of the loan and security agreement that the Company entered into on May 14, 2001 with Congress Financial Corporation (Western), which is now known as Wachovia Capital Finance Corporation (Western), as agent for lenders under a revolving line of credit (the “Western Facility”). The lenders under the Western Facility agreed to waive this requirement by modifying the terms of the agreement to remove this obligation for the fourth quarter of 2008 and modify the requirement in subsequent quarters. In February 2009, the Company also determined that it would not be in compliance with a consolidated net worth covenant under the terms of its agreements with certain funds generally referred to as The Retirement Systems of Alabama (the “RSA”) for the quarter ended December 31, 2008. The RSA agreed to waive this requirement, amend these agreements to delete the consolidated net worth covenant and replace it with the same minimum fixed-charge coverage ratio requirement of the current Western Facility. In addition, the Company determined in February 2009 that its ProSys subsidiary had failed to meet its financial covenants under its facility with GE Commercial Distribution Finance (“CDF”) for the 12 months ended June 30, 2007. In February 2009, the Company received a waiver of any default occurring under the CDF facility prior to January 1, 2008 and it entered into an amendment of the agreement with CDF in March 2009.

Contingent Convertible Debt

The Company has outstanding $110.0 million aggregate principal amount of convertible subordinated notes (the “Notes”). The Notes mature on March 5, 2024 and bear interest at the rate of 3.75% per year on the principal amount, payable semi-annually. Holders of the Notes may convert the Notes any time on or before the maturity date if certain conversion conditions are satisfied. Upon conversion of the Notes, the Company will be required to deliver, in respect of each $1,000 principal of Notes, cash in an amount equal to the lesser of (1) the principal amount of each Note to be converted and (2) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price. The conversion rate is 91.2596 shares of common stock per Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.96 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. For a more detailed description of the Notes, see Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company adopted the provisions of FSP APB 14-1 on January 1, 2009, with retrospective application to prior periods (see Note 1 — Summary of Significant Accounting Policies). At March 31, 2009, the Company’s contingent convertible debt outstanding amounted to $90.3 million, consisting of outstanding principal of $110.0 million and unamortized discount of $19.7 million. The discount of $19.7 million at March 31, 2009 will be amortized through March 2011, the initial put date of the related debt. At December 31, 2008, the Company’s contingent convertible debt outstanding amounted to $88.2 million, consisting of principal of $110.0 million and unamortized discount of $21.8 million. Due to the retrospective adoption of FSP APB 14-1, the effective interest rate recorded by the Company on its outstanding convertible debt for all periods presented was 14.74%. The Company recorded interest expense related to the contingent convertible debt of $3.2 million in the three months ended March 31, 2009, consisting of $1.0 million of cash interest and $2.2 million resulting from amortization of the discount. The Company recorded interest expense related to the contingent convertible debt of $2.9 million in the three months ended March 31, 2008, consisting of $1.0 million of cash interest and $1.9 million resulting from amortization of the discount. At March 31, 2009, the net carrying value of the conversion feature for the contingent convertible debt outstanding recorded in common stock was $49.9 million.

Note 5 — Restructuring and Impairment Costs

Restructuring Costs

From time to time, the Company has initiated restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its customers so as to optimize the Company’s operational efficiency. These restructuring activities have included reducing workforce and excess capacity, and consolidating and relocating certain facilities to lower-cost regions.

The Company’s restructuring and impairment costs include employee severance, costs related to leased facilities and other costs associated with the exit of certain contractual agreements due to facility closures. The Company’s intent in these activities is to shift the Company’s distribution capacity to locations with higher efficiencies and, in most instances, lower costs and better utilize the Company’s overall existing distribution capacity. This enhances the Company’s ability to provide cost-effective distribution service offerings, which may enable it to retain and expand the Company’s existing relationships with customers and attract new business.

In the three months ended March 31, 2009, the Company incurred restructuring costs of approximately $1.2 million related to severance and benefit costs associated with involuntary employee terminations in addition to costs associated with lease impairments. The Company expects to substantially complete all of its restructuring activities in 2009 and does not anticipate incurring additional costs associated with this restructuring going forward.

	Employee Termination Costs	Facility- Related Costs	Total
	(In thousands)
Restructuring obligations at December 31, 2008	$495	$386	$881
Additional restructuring cost	1,009	179	1,188
Foreign currency impact	(58)	—	(58)
Cash payments	(1,222)	(50)	(1,272)

Restructuring obligations at March 31, 2009	$224	$515	$739

Note 6 — Stock-Based Compensation Plans

In 1998, the Company adopted the 1998 Stock Plan which included terms under which the Company may grant equity awards, including incentive and non-qualified stock options and restricted stock units (“RSUs”), to employees and members of the Company’s Board of Directors (the “Board”). Stock options granted to employees vest annually over a four-year period beginning on the one-year anniversary of the grant date. Stock options granted to directors vested immediately. Generally, the term of each employee option is five years from the date of grant and the term of each director option is ten years from the date of grant, as provided in each respective option agreement. In May 2008, the 1998 Stock Plan expired. In May 2009, the Board adopted and, in August 2009, the shareholders of the Company approved the 2009 Equity Incentive Plan (see Note 14 — Subsequent Events). The terms under which equity awards may be granted under the 2009 Equity Incentive Plan are substantially similar to those terms under the 1998 Stock Plan.

Vesting of performance-based RSUs granted in prior periods has been based on various financial metrics, and the Company uses the accelerated multiple option method for the expense attribution of these awards. As of the last day of each reporting period, the Company assesses the probability of achieving the performance targets applicable to the RSUs, and when the Company determines that it is probable that performance targets will be achieved, compensation expense is recorded.

There were no options exercised during the three months ended March 31, 2009 and 2008. There were no RSUs granted during the three months ended March 31, 2009. During the three months ended March 31, 2008, 456,000 RSUs were granted to certain eligible employees.

Total stock-based compensation expense of $0.6 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively, was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 7 — Commitments and Contingencies

In June, 2008, the Company’s export subsidiary in the United Kingdom and one of the Company’s subsidiaries in France received notifications from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue tax deficiency notices against these subsidiaries for the failure to pay value-added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006, in an amount, including interest and penalties, of approximately €27.3 million ($36.3 million using the exchange rate of $1.33/€1.00 as of March 31, 2009). The Company’s subsidiaries are contesting the proposed assessments. The Company expects its U.K. export subsidiary to receive a tax collection notice in the near future. The Company intends to defend this matter vigorously and for its subsidiaries to avail themselves of all available defenses. The Company is not presently in a position to estimate a loss, if any, or a range of potential loss. As no amount of potential loss is both probable and estimable, no accrual has been made in the consolidated financial statements as of March 31, 2009 and December 31, 2008. A negative outcome of this matter could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2008, independent counsel to the Board, accompanied by counsel for the Company, self-reported to the SEC the findings of the independent investigations conducted by special committees of the Board. The SEC initiated a non-public inquiry into certain of the Company’s accounting and financial reporting matters. In August 2009, the SEC entered a formal order of investigation. The investigation is ongoing, and the Company continues to cooperate. The Company cannot predict the outcome of this inquiry or whether it will face additional government inquiries, investigations or other actions related to its historical accounting practices. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon the Company fines, penalties or other remedies, which could have a material adverse effect on the Company’s results of operations and financial condition. As no amount of potential loss is both probable and estimable, no accrual has been made in the consolidated financial statements as of March 31, 2009 and December 31, 2008.

On December 29, 2008, John R. Campbell, an alleged shareholder of the Company, filed a purported shareholder’s derivative lawsuit in Superior Court of California for the County of San Mateo against the Company, as a nominal defendant, and 17 current and former officers and directors of the Company, as defendants, seeking to recover damages purportedly sustained by the Company in connection with its historical stock option granting practices. The matter is in the preliminary stages and, therefore, the Company is not in a position to estimate a loss, if any, or a range of potential loss. As no amount of potential loss is both probable and estimable, no accrual has been made in the consolidated financial statements as of March 31, 2009 and December 31, 2008. However, a negative outcome with respect to this matter could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 8 — Segment and Geographic Information

The FASB’s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that the chief operating decision-maker evaluates regularly in determining allocation of resources and assessing performance. Under the criteria of SFAS 131, the Company has ten operating segments and seven reportable segments for the three months ended March 31, 2009 and 2008.

The following are the Company’s reportable segments:

U.S. Distribution	Miami
Europe	Canada
ProSys	Other
TotalTec

The U.S. Distribution segment is determined based on geography and client base. The Europe, TotalTec, Miami, Canada and ProSys segments represent operating segments that individually met the quantitative threshold reporting requirements of SFAS 131. The Other segment represents operating segments that were combined as they share a majority of the reportable segment aggregation criteria of SFAS 131 and do not individually or in the aggregate meet the quantitative threshold reporting requirements of SFAS 131. The Other segment includes Rorke Data and certain in-country operations in Latin America (Brazil, Chile and Mexico).

Financial information for each of the Company’s seven reportable segments is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
Net sales:
U.S. Distribution	$159,815	22.3%	$237,611	23.9%
Europe	302,978	42.4	414,739	41.8
ProSys	84,294	11.8	125,024	12.6
TotalTec	7,595	1.1	11,316	1.1
Miami	87,448	12.2	109,817	11.1
Canada	29,478	4.1	36,871	3.7
Other	43,708	6.1	57,984	5.8

Total net sales	$715,316	100.0%	$993,362	100.0%

Income (loss) from operations:
U.S. Distribution	$(3,869)	(81.3)%	$(4,107)	(98.1)%
Europe	4,432	93.1	(1,016)	(24.3)
ProSys	140	2.9	(2,264)	(54.1)
TotalTec	(271)	(5.7)	(175)	(4.2)
Miami	2,397	50.4	2,083	49.8
Canada	645	13.6	1,595	38.1
Other	1,285	27.0	(302)	(7.2)

Total income (loss) from operations	$4,759	100.0%	$(4,186)	(100.0)%

Note 9 — Derivative Instruments

The Company uses derivative instruments, principally forward and swap contracts, to manage the risk associated with changes in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to these financial transactions. Counterparty credit risk related to derivative financial instruments has historically been considered low because the transactions have been entered into with a number of major financial institutions. From time to time, the Company uses interest rate swap agreements to hedge the fair value of its fixed-rate debt obligations. Under an interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the debt being hedged) for a floating-rate payment.

Foreign Currency Risk Management

A substantial part of the Company’s revenue, inventory purchases and capital expenditures are transacted in U.S. dollars, but the functional currency for foreign subsidiaries is not the U.S. dollar. The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures against the impact of future changes in foreign exchange rates. The gains and losses on the foreign exchange forward contracts are largely offset by gains and losses on the underlying transactions. To the extent the Company is unable to manage these risks, its consolidated financial position and cash flows could be materially adversely affected. The Company’s foreign exchange forward contracts related to current assets and liabilities are generally six months or less in original maturity.

At March 31, 2009 and December 31, 2008, the Company had outstanding foreign exchange forward contracts with a total notional amount of approximately $50.6 million and $75.5 million, respectively, which were not designated in hedging relationships. These contracts will settle in British pounds, Euros, Chilean pesos, Mexican pesos and U.S. dollars.

For all derivative transactions, the Company is exposed to counterparty credit risk to the extent that the counterparties may not be able to meet their obligations to the Company. To manage the counterparty risk, the Company enters into derivative transactions only with major financial institutions.

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	Fair Value
As of March 31, 2009:
Derivative instruments designated as hedges:
Cross-currency swap designated as a net investment hedge	Other long-term liabilities	$(329)

Total derivative instrument designated as a hedging instrument		(329)

Derivative instruments not designated as hedges:
Contingent put option	Other accrued liabilities	(4,523)

Total derivative instruments not designated as hedging instruments		(4,523)

Total		$(4,582)

As of December 31, 2008:
Derivative instruments designated as hedges:
Cross-currency swap designated as a net investment hedge	Other long-term liabilities	$(744)

Total derivative instrument designated as a hedging instrument		(744)

Derivative instruments not designated as hedges:
Contingent put option	Other long-term liabilities	(4,391)

Total derivative instruments not designated as hedging instruments		(4,391)

Total		$(5,135)

The effect of derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
For the Three Months Ended March 31, 2009:
Derivative instruments not designated as hedges:
Contingent put option	Selling, general and administrative expense	$(131)
Foreign exchange contracts	Cost of sales	198

Total		$67

For the Three Months Ended March 31, 2008:
Derivative instruments not designated as hedges:
Foreign exchange contracts	Cost of sales	$(1,897)

Total		$(1,897)

	Effective Portion			Ineffective Portion
	Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Gain (Loss) Reclassified into Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Net Investment Hedge for the Three Months Ended March 31, 2009:
Cross-currency swap	$415	Interest expense, net	$—	Interest expense, net	$(35)

Total	$415		$—		$(35)

Net Investment Hedge for the Three Months Ended March 31, 2008:
Cross-currency swap	$(718)	Interest expense, net	$—	Interest expense, net	$(154)

Total	$(718)		$—		$(154)

Interest Rate Risk Management

On June 30, 2006, the Company entered into a cross-currency interest rate swap agreement with Wachovia Bank, N.A. to hedge its investments in foreign operations in which the Euro is their functional currency (“Euro investments”). The principal notional amount of the swap was €6.0 million ($8.0 million using the exchange rate on March 31, 2009 of $1.33/€1.00). Under the terms of the swap, Wachovia will pay the Company an interest payment computed on the 3-month USD LIBOR in exchange for an interest payment from the Company computed on the 3-month Euro LIBOR. On both sides of the swap, the Company’s bank margin of 1.5% will be added. The interest payments are reset every three months and at maturity there will be a cash settlement between the Company and Wachovia, which will be dependent on the conversion rates at maturity in comparison to the original spot rate of $1.28/€1.00. The swap has a three-year maturity and may be terminated by the Company for convenience at no cost. This swap agreement is accounted for as a net investment hedge under FASB’s Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Both at inception, and on an on-going basis, the Company performs an effectiveness test. Consistent with the Company’s policy with respect to derivative instruments and hedging activities and in accordance with SFAS 133, the Company will designate the change in Euro spot rates as the hedged risk in its Euro investments. Since the contract is a hedge of the Company’s Euro investments, the change in the fair value of the contract attributable to changes in spot rates, which is the effective portion of the hedge, will be recorded as an offset to the Company’s Euro investments in the cumulative translation account on the balance sheet. The fair value of the cross-currency interest rate swap agreement at March 31, 2009 and December 31, 2008 was $0.3 million and $0.7 million, respectively, and is recorded as a liability in the condensed consolidated balance sheet.

Contingent Put Option

In connection with the acquisition of ProSys Information Systems, Inc. (“ProSys”), the Company and the former shareholders of ProSys (the “Holders”) entered into a registration rights agreement obligating the Company to file a registration statement with the SEC to allow for the resale of the 1.72 million shares of the Company’s common stock, used as part of the consideration in the purchase transaction, within 60 days of the closing date of the acquisition. On April 30, 2007, the Company and the Holders entered into an amendment to the registration rights agreement, which provided that, in exchange for an extension to the Company of the time to register the shares, the Company would provide the Holders with cash necessary to make up the shortfall, if any, if, following the sale thereof, the sales price of the shares held by the Holders on the open market is below $4.93 (the “Issue Price”), the price used to determine the share value for purposes of determining the consideration for the purchase transaction (“Price Protection”), as well as a put right to the Company at the Issue Price in certain circumstances. On February 5, 2008, the Company entered into a memorandum of understanding with the Holders that required the Company to pay an advance against potential contingent consideration due to the Holders in exchange for an extension on the previously granted put right through September 30, 2008. On August 26, 2008, the Company and the Holders entered into a second amendment to the registration rights agreement under which the Company agreed to purchase from the Holders all of the right, title and interest in 710,036 shares of the purchase consideration common stock at the Issue Price, in exchange for the Holders agreeing to retain the remaining 1,014,336 shares until such time as the Company is current in its periodic reports or October 2009, whichever occurs first. With respect to the remaining shares, the Holders continue to hold the Price Protection and put rights as described above. The Company’s maximum liability under these obligations is $5.0 million.

The fair value of the put option was a liability in the amount of $4.5 million and $4.4 million at March 31, 2009 and December 31, 2008, respectively, and is included in “Other accrued liabilities” in the Company’s condensed consolidated balance sheets. The related fair value changes are recorded as compensation expense in “selling, general and administrative expense” in the condensed consolidated statements of operations. As of March 31, 2009, the fair value of the Price Protection was equivalent to the fair value of the contingent put option.

The Company paid an aggregate of $3.5 million for the 710,036 shares purchased pursuant to the second amendment to the registration rights agreement. The amount paid in excess of the Company’s share price on August 26, 2008 totaled $1.9 million, which was recorded in “selling, general and administrative expense.”

Note 10 — Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net loss	$(4,043)	$(11,903)
Other comprehensive loss:
Net unrealized loss on available-for-sale security	(2)	(16)
Net unrealized gain (loss) on derivative instrument, net of tax	415	(718)
Foreign currency translation adjustments	(1,644)	970

Comprehensive loss	$(5,274)	$(11,667)

Accumulated unrealized foreign currency translation losses were $9.6 million at March 31, 2009 and accumulated unrealized foreign currency translation gains were $31.9 million at March 31, 2008. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

Note 11 — Net Loss Per Share

Basic and diluted loss per share (“LPS”) is computed by dividing net loss (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted LPS does not give effect to potentially dilutive common shares outstanding during the period, including stock options and warrants using the treasury stock method, and convertible debt using the if-converted method as their effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators used in the basic and diluted LPS computations for the periods presented below (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Basic loss per share:
Net loss	$(4,043)	$(11,903)
Shares used in computation:
Weighted average ordinary shares outstanding	31,790	32,313

Basic loss per share	$(0.13)	$(0.37)

Diluted loss per share:
Net loss	$(4,043)	$(11,903)
Shares used in computation:
Weighted average ordinary shares outstanding	31,790	32,313
Employee stock options	—	—
Restricted stock units	—	—

Weighted average number of shares	31,790	32,313

Diluted loss per share	$(0.13)	$(0.37)

At March 31, 2009, RSU awards for 948,208 shares of the Company’s common stock, options to purchase 3,581,567 shares of the Company’s common stock and warrants to purchase 125,000 shares of the Company’s common stock were excluded from the calculation of diluted LPS because they were anti-dilutive. At March 31, 2008, RSU awards for 712,375 shares of the Company’s common stock, options to purchase 4,594,554 shares of the Company’s common stock and warrants to purchase 125,000 shares of the Company’s common stock were excluded from the calculation of diluted LPS because they were anti-dilutive.

Note 12 — Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157, which is related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis, did not materially impact the Company’s consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157-2 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable input.

Assets and liabilities measured at fair value on a recurring basis include the following at March 31, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Available-for-sale security	$20	$—	$—	$20
Cross-currency interest rate swap	—	(329)	—	(329)
Contingent put option	—	—	(4,523)	(4,523)

	$20	$(329)	$(4,523)	$(4,832)

The change in the fair value of the contingent put option for the three months ended March 31, 2009 in the amount of $131,000 was recorded to compensation expense.

Assets and liabilities measured at fair value on a recurring basis include the following at December 31, 2008 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Available-for-sale security	$22	$—	$—	$22
Cross-currency interest rate swap	—	(744)	—	(744)
Contingent put option	—	—	(4,391)	(4,391)

	$22	$(744)	$(4,391)	$(5,113)

Available-For-Sale Security

The Company has an equity ownership interest in CHDT Corporation, which is accounted for as an available-for-sale security. The fair value of the Company’s available-for-sale security is as follows at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31 2008
Cost basis	$80	$80
Unrealized holding loss	(60)	(58)

Fair value	$20	$22

The fair value of this investment is included in “other current assets” in the Company’s condensed consolidated balance sheets and the related net unrealized holding gains and losses are included in “accumulated other comprehensive loss” in the shareholders’ equity section in the Company’s condensed consolidated balance sheets.

Cross-Currency Interest Rate Swap

On June 30, 2006, the Company entered into a cross-currency interest rate swap agreement with Wachovia Bank, N.A. to hedge its investments in foreign operations in which the Euro is the functional currency. The notional amount of the swap at December 31, 2008 was €6.0 million. This swap agreement is accounted for as a net investment hedge under SFAS 133. The notional amount of the cross-currency interest rate swap is expected to equal a comparable amount of hedge assets. No material ineffectiveness is expected. The fair value of the cross-currency interest rate swap agreement at March 31, 2009 and December 31, 2008 was $0.3 million and $0.7 million, respectively, and is recorded as a liability in the condensed consolidated balance sheets. The fair value of the cross-currency interest rate swap is calculated using a discounted cash flow model, which uses the forward yield curves of USD LIBOR interest rates and Euro LIBOR interest rates to arrive at the net present value of the expected cash flows of the cross-currency swap. This financial instrument is typically exchange-traded and is generally classified within Level 1 or Level 2 of the fair value hierarchy, depending on whether or not the exchange is deemed to be an active market. The cross-currency interest rate swap is classified within Level 2.

Contingent Put Option

The Company utilizes the Black-Sholes option pricing model for determining the estimated fair value of the put option (Level 3). In the Black-Scholes valuation calculation, the Company made estimates of key assumptions such as future stock price volatility, expected term and risk free rates. The expected stock price volatility is based on the historical volatility of the Company’s stock. The expected term is based upon the Company’s estimate of the life of the contingent put option. The risk-free rate is based on the U.S. Treasury yield curve in effect at each valuation date. As of March 31, 2009 and December 31, 2008, the fair value of the Price Protection was equivalent to the fair value of the contingent put option. For further information regarding the contingent put option and Price Protection, see Note 9 — Derivative Instruments.

Foreign Exchange Contracts

The Company enters into foreign exchange forward, option or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The Company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes obtained from brokers (Level 2). The notional amount of the foreign exchange contracts at March 31, 2009 and December 31, 2008 was $50.6 million and $75.5 million, respectively. The carrying amount of these foreign exchange contracts approximates their fair value as of March 31, 2009 and December 31, 2008, due to short-term maturity.

Note 13 — Income Taxes

The Company’s effective tax rates were (195.3%) and (2.1)% for the three-month periods ended March 31, 2009 and 2008, respectively. The Company’s effective tax rates and tax provisions are primarily impacted by the geographic distribution of the Company’s worldwide earnings primarily in Europe.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic and certain foreign net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic and certain foreign deferred tax assets, net of deferred tax liabilities, as of March 31, 2009 and December 31, 2008. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

The unrecognized tax benefits related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, if recognized, would impact the income tax provision by $7.1 million and $8.0 million as of March 31, 2009 and December 31, 2008, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties were approximately $2.0 million and $2.0 million in the three months ended March 31, 2009 and 2008, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service has commenced an examination of the Company’s federal income tax returns filed for the tax years of 2005, 2006 and 2007. The Company has executed a consent agreement with the Internal Revenue Service to extend the applicable statutes of limitations to August 15, 2011.

The Company has also been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and was at various stages of completion as of March 31, 2009.

Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and believes its current reserve to be reasonable.

On January 1, 2009, the Company adopted FSP APB 14-1, which requires retrospective application for the first quarter of fiscal year 2004 and all subsequent periods thereafter. The Company recorded a deferred tax liability of $20.2 million in the three months ended March 31, 2004 for the effect of the basis difference associated with the liability component of its 3.75% convertible subordinated notes. Since the Company established a full valuation allowance on virtually all of its U.S. deferred tax assets as of December 31, 2006, there was no cumulative income tax benefits related to the amortization expense of the debt discount as of the adoption date. To the extent the Company continues to maintain its valuation allowance for its U.S. deferred tax assets, future reversal of the deferred tax liability associated with the amortization of the debt discount will result in a corresponding adjustment to valuation allowance.

Based on an analysis performed in June 2009, the Company previously disclosed that it had likely incurred a change of control, as defined under Internal Revenue Code Section 382, during 2008. Accordingly, the Company decreased its deferred tax assets at December 31, 2008 by $28.0 million based upon the estimated statutory limitations in annual net operating loss carry-forward recognition and loss carry-forward time periods for both federal and state purposes. As the Company maintained a full valuation allowance on its deferred tax assets, the reduction in deferred tax assets resulted in a corresponding reduction in the valuation allowance by $28.0 million. In the third quarter of 2009, prior to completing its condensed consolidated financial statements for the quarter ended March 31, 2009, the Company obtained additional information that upon analysis resulted in a conclusion that there had not actually been an ownership change in 2008. Therefore, as of March 31, 2009, the Company increased its deferred tax assets by $28.0 million and increased the corresponding valuation allowance associated with this asset by $28.0 million.

Note 14 — Subsequent Events

On May 21, 2009, the Board approved the 2009 Equity Incentive Plan (the “Plan”), subject to approval by the Company’s shareholders. On August 19, 2009, the Company’s shareholders approved the Plan and authorized the issuance of: (1) 6,225,000 shares of common stock pursuant to the Plan, subject to adjustment as provided in the Plan, and (2) up to a maximum of 3,950,000 additional shares upon the expiration, forfeiture or repurchase of outstanding awards under the 1998 Stock Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this report, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

Founded in 1988, Bell Microproducts, a California corporation, is a leading distributor and value-added reseller of data storage and server products and solutions, computer component products and peripherals, as well as a variety of software applications. We also design and integrate systems through our value-added division, and provide customers with a variety of services, such as system configuration, product installation, post-sale service and support and supply chain management. Bell Micro markets and distributes products at all levels of integration, from components to fully integrated, tested and certified systems. We carry over 400 brand name product lines worldwide, as well as our own proprietary Rorke® and Galaxy® data storage products and our Markvision consumer electronics and computer products. Across our product lines, we emphasize our ability to combine our extensive product portfolio with comprehensive value-added and supply chain services.

We offer component-level products that include disk, tape and optical drives, processors, memory, motherboard and computer I/O products, flat panel displays and related products and other data storage and custom-configured computer products. Our offerings also include value-added services such as system design, integration, installation, maintenance and other consulting services combined with a variety of data storage, server and other computer hardware and software products. We also offer supply chain services such as consignment, bonding and end-of-life management programs. In addition, at the system level, we offer a variety of data storage systems, including direct attached storage, network attached storage and storage area network systems, as well as servers and other computer platforms, tape drive systems, tape libraries and related software. Our access to a wide range of products and technologies, together with our extensive technical capabilities, allows us to tailor high-quality hardware, software and service solutions for each customer’s specific requirements. Customers can purchase our components or systems as stand-alone products, or in combination with our value-added and supply chain services. We are organized to service different customer needs with a specific sales team for each of the original equipment manufacturer, value-added reseller, contract manufacturer, integration and end-user customer types.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, stock-based compensation, accounting for income taxes, valuation of goodwill and intangible and long-lived assets, acquisitions, restructuring and related impairment costs, loss contingencies and vendor programs. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 1 to the condensed consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net sales	100%	100%
Cost of sales	89.9	91.2

Gross profit	10.1	8.8
Operating expenses:
Selling, general and administrative	8.0	8.0
Professional fees	1.2	1.0
Restructuring costs	0.2	0.2

Total operating expenses	9.4	9.2

Operating income (loss)	0.7	(0.4)
Interest expense	1.2	1.0
Other income, net	(0.3)	(0.2)

Loss before income taxes	(0.2)	(1.2)
Provision for income taxes	0.4	—

Net loss	(0.6)%	(1.2)%

We believe our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed by our customers. The timely replacement of delayed, canceled or reduced orders with new orders cannot be assured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our consolidated results of operations may be materially adversely affected.

SFAS 131 establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining allocation of resources and assessing performance. Under the criteria of SFAS 131, at March 31, 2009, we determined that we had ten operating segments and seven reportable segments.

The Company’s segment information consists of the following reportable segments:

U.S. Distribution	Miami
Europe	Canada
ProSys	Other
TotalTec

The “Other” segment includes certain operations in North America (Rorke Data) and certain in-country operations in Latin America (Brazil, Chile and Mexico).

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Net Sales

Net sales by reportable segment, product and geographic region for the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended March 31,				Change
Net Sales by Segment	2009		2008		$	% of Net Sales
U.S. Distribution	$159,815	22.3%	$237,611	23.9%	$(77,796)	(32.7)%
Europe	302,978	42.4	414,739	41.8	(111,761)	(26.9)
ProSys	84,294	11.8	125,024	12.6	(40,730)	(32.6)
TotalTec	7,595	1.1	11,316	1.1	(3,721)	(32.9)
Miami	87,448	12.2	109,817	11.1	(22,369)	(20.4)
Canada	29,478	4.1	36,871	3.7	(7,393)	(20.1)
Other	43,708	6.1	57,984	5.8	(14,276)	(24.6)

Total	$715,316	100.0%	$993,362	100.0%	$(278,046)	(28.0)%

	Three Months Ended March 31,				Change
Net Sales by Product	2009		2008		$	%
Computer platforms	$131,228	18.3%	$165,287	16.6%	$(34,059)	(20.6)%
Storage systems	125,576	17.6	173,403	17.5	(47,827)	(27.6)
Disk drives	171,872	24.0	284,037	28.6	(112,165)	(39.5)
All other products	286,640	40.1	370,635	37.3	(83,995)	(22.7)

Total	$715,316	100.0%	$993,362	100.0%	$(278,046)	(28.0)%

	Three Months Ended March 31,				Change
Net Sales by Geographic Region	2009		2008		$	% of Net Sales
North America	$316,867	44.3%	$453,335	45.6%	$(136,468)	(30.1)%
Europe	302,978	42.4	414,739	41.8	(111,761)	(26.9)
Latin America (1)	95,471	13.3	125,288	12.6	(29,817)	(23.8)

Total	$715,316	100.0%	$993,362	100.0%	$(278,046)	(28.0)%

(1)	Represents sales from Miami to Latin America and in-country Latin America sales.

The decrease in net sales was attributable to a $111.8 million decrease in Europe segment sales, a $77.8 million decrease in U.S. Distribution segment sales, a $40.7 million decrease in ProSys segment sales, a $22.4 million decrease in Miami segment sales and an aggregate decrease in TotalTec, Canada and Other segments sales of $25.4 million. The sales decreases were primarily attributable to lower demand across all products resulting from the global recession. Partially offsetting the first quarter U.S. Distribution sales decline was the settlement and recognition in the first quarter of 2009 of $3.9 million of receivable credits received in prior periods. Further, as a result of the strengthening of the U.S. dollar, the translation of sales in our Europe, Canada and Other segments into U.S. dollars resulted in decreased sales of $103.6 million for the three months ended March 31, 2009, compared with the same period in 2008, which consists of sales translation losses of $85.5 million in our Europe segment, $7.0 million in our Canada segment and $11.1 million in our Other segment.

Gross Profit

The gross profit percentage was 10.1% of consolidated net sales in the three months ended March 31, 2009, compared to 8.8% of consolidated net sales in the three months ended March 31, 2008. The change in the gross profit percentage was primarily due to the gross profit percentage increases in the U.S. Distribution, ProSys, Europe and Miami segments partially offset by a gross profit percentage decrease of approximately 3.3% in the Canada, Miami, TotalTec, and Other segments. U.S. Distribution gross profit percentage increased by 1.8% in the three months ended March 31, 2009 when compared to the corresponding period in 2008. This increase was mainly attributable to a higher percentage of sales of computer platforms, storage systems, disk drives, and all other products to original equipment manufacturer (“OEM”) customers. Also contributing to the increase in the U.S. Distribution gross profit percentage was the settlement and recognition in the first quarter of 2009 of $3.9 million of receivable credits (recorded as an increase in net sales) and $0.3 million of vendor credits (recorded as a reduction of cost of goods sold) received in prior periods. ProSys segment gross profit percentage increased by 2.2% in the three months ended March 31, 2009 when compared to the corresponding period in 2008. This increase was primarily attributable to an increase in vendor rebates received in the three months ended March 31, 2009, when compared to the corresponding period in 2008. Europe segment gross profit percentage increased by 0.6% in the three months ended March 31, 2009 when compared to the corresponding period in 2008. This increase was primarily attributable to a higher percentage of sales of computer platforms, storage systems, disk drives, and all other products to OEM customers. Miami segment gross profit percentage increased by 0.8% in the three months ended March 31, 2009 when compared to the corresponding period in 2008. This increase was primarily attributable to an increase in computer platforms, storage systems, disk drive and all other products gross profit percentages. The decrease of approximately 3.3% in gross profit percentage in the Canada, Miami, TotalTec, and Other segments was primarily attributable to a higher percentage of lower-margin sales to customers.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
SG&A expense	$57,331	$79,133	$(21,802)	(27.6)%
Percentage of net sales	8.0%	8.0%

The decrease in SG&A expense in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to a $7.4 million decrease in salaries and wages and employee benefit expense resulting from lower headcount due to layoffs, a $7.1 million decrease in commissions and bonus expenses due to lower sales volume, a decrease of $1.6 million in travel and entertainment expenses and a decrease of $1.1 million in insurance expense.

Professional Fees

Professional fees for audit, legal, tax and outside accounting advisor services decreased $1.7 million or 16.4% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the conclusion of our accounting investigations and restatements in 2008 and the resulting decrease in audit, legal and accounting advisor fees.

Restructuring Costs

In the three months ended March 31, 2009, we incurred restructuring costs of approximately $1.2 million related to severance and benefit costs associated with involuntary employee terminations in addition to costs associated with lease impairments. We expect to substantially complete this restructuring in 2009 and do not anticipate incurring additional costs associated with this restructuring going forward.

	Employee Termination Costs	Facility- Related Costs	Total
	(In thousands)
Restructuring obligations at December 31, 2008	$495	$386	$881
Additional restructuring cost	1,009	179	1,188
Foreign currency impact	(58)	—	(58)
Cash payments	(1,222)	(50)	(1,272)

Restructuring obligations at March 31, 2009	$224	$515	$739

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Interest expense, net	$8,311	$9,800	$(1,489)	(15.2)%

The decrease in interest expense, net was attributable to a decrease in our weighted-average borrowings and lower average interest rates in the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. Our weighted-average borrowings in the three months ended March 31, 2009 were $355.7 million compared to $444.0 million in the three months ended March 31, 2008. The weighted average interest rate in the three months ended March 31, 2009 was 5.5% compared to 6.1% in the three months ended March 31, 2008. Amortization of debt discount of $2.2 million and $1.9 million recorded under FSP
APB 14-1 was included in the interest costs recorded for the three months ended March 31, 2009 and 2008, respectively.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Other expense (income), net	$(2,183)	$(2,329)	$(146)	(6.3)%

The decrease in other expense (income), net was primarily attributable to a decrease in foreign currency transaction gains of $1.1 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Foreign currency transaction gains were $1.7 million in the three months ended March 31, 2009 compared to $2.8 million in the three months ended March 31, 2008. The decrease in foreign currency transaction gains was offset by an increase of $0.9 million in other expense (income), net, attributable to miscellaneous expense in the three months ended March 31, 2009 as compared to the same period in 2008.

Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Provision for income taxes	$2,674	$246
Effective tax provision rate	(195.3)%	(2.1)%

Our tax provisions and effective tax rates are primarily impacted by the geographic distribution of our worldwide earnings primarily in Europe.

Liquidity and Capital Resources

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. We currently have a substantial amount of indebtedness outstanding pursuant to agreements which require that we comply with a number of financial and other covenants, including a quarterly minimum fixed-charge coverage ratio based upon earnings. Our ability to continue as a going concern is dependent upon, among other factors, our ability to generate positive cash flows from operations, maintaining compliance with the provisions of our existing credit agreements and, when necessary, our ability to renew such agreements and/or obtain alternative or additional financing.

We have not generated consistent positive cash flows from operations in recent years. Although the current economic environment is challenging, we have recently taken significant steps to control costs and improve operating profitability, including staff reductions, facility consolidations, reductions in capital spending and other discretionary spending and tighter management of working capital. We will take additional steps to control costs and improve operating profitability, as necessary, based upon various factors, such as future operating results and general economic conditions. Although there can be no assurance, we currently believe we will generate sufficient cash flows from operations to maintain debt covenant compliance and we will be able to obtain alternative or additional financing, if needed, in the foreseeable future. If we do not maintain compliance with our debt covenants and we are unable to obtain waivers or amendments from our lenders, the lenders may exercise their option to demand repayment of the outstanding indebtedness. Given our existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding our ability to continue as a going concern.

In recent years, we have funded our working capital requirements principally through borrowings under lines of credit and subordinated term loans. Working capital requirements have included the financing of inventory and accounts receivable and the financing of certain acquisitions.

Our cash and cash equivalents totaled $31.6 million and $22.8 million at March 31, 2009 and December 31, 2008, respectively. Our cash and cash equivalents totaled $19.5 million at July 31, 2009.

As of March 31, 2009, we had accrued $5.7 million related to contingent state tax liabilities arising from the operation of our ProSys subsidiary prior to our acquisition of this business. We presently believe that the accrual is adequate to satisfy these liabilities and expect to make cash payments in satisfaction of these liabilities prior to March 31, 2010.

We expect to satisfy our anticipated cash needs for operations and capital requirements during the next 12 months using existing cash, anticipated cash flows generated from operations, and borrowings under our existing lines of credit. Our ability to borrow under our lines of credit is dependent upon our ability to maintain compliance with the financial covenants in our credit agreements.

Under the terms of the indenture related to our convertible subordinated notes, we may be required to redeem for cash all or a portion of the outstanding notes at face value in March 2011. If the noteholders required us to redeem all of the outstanding notes, we would be required to pay $110.0 million to the noteholders, plus accrued and unpaid dividends.

To date, we have not paid cash dividends to our shareholders and we do not plan to pay cash dividends in the future. Our credit agreements prohibit the payment of dividends or other distributions on any of our shares except for dividends payable in stock.

The following table presents the balances and certain terms of our indebtedness as of August 31, 2009 (dollars in thousands):

	Maximum Facility Amount		Amount Outstanding		Interest Rate(g)	Maturity
Lines of credit:
Western Facility(a)	$204,000		$84,045		5.00%	September 2010
Bank of America Facility(a)	£76,000		$35,234		2.29%	October 2011
GE Facility(a)	$80,000		$61,622	(f)	LIBOR + 2.72%	— (c)
IBM Kreditbank Facility Germany	$25,000		$19,652		6.56%	— (d)
IBM Facility Holland	$5,000		$0		N/A	— (d)
IBM Facility Europe	$0		$0		N/A	December 2008(e)
Intel Facility	$2,100	(h)	$2,000		0.00%	March 2010
Notes:
Convertible Notes	$—		$112,017	(f)	3.75%	March 2024
2008 Notes – RSA	$—		$49,489	(f)	9.00%	December 2013
2006 Notes – RSA	$—		$29,973	(b)(f)	9.00%	August 2013

(a)	The maximum borrowings under these lines of credit are limited to a percentage of the value of eligible accounts receivable and inventory (for the GE Facility, only eligible inventory). At August 31, 2009, our available borrowings under these lines of credit were $23.8 million in the United States and $34.2 million in Europe. Limitations exist on the transfer of funds between geographies.
(b)	Relates to the acquisition or outstanding obligations of ProSys, which was acquired in October 2006.
(c)	Facility may be terminated by either party upon 30 days’ notice. If the facility is terminated, all amounts outstanding would be due at the end of the 30-day notice period.
(d)	Facility may be terminated by either party upon six weeks’ notice. If the facility is terminated, all amounts outstanding would be due at the end of the six-week notice period.
(e)	Repayment of this loan was completed in February 2009.
(f)	Includes accrued interest.
(g)	Interest rates under the lines of credit represent the average interest rates for August 2009.
(h)	In August 2009, the amount of the line of credit was reduced from $2.5 million to $2.1 million.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires issuers of convertible debt securities within its scope to bifurcate these securities into a debt component and an equity component in a manner that reflects an issuer’s nonconvertible borrowing rate. FSP APB 14-1 applies to the Company’s subordinated convertible notes issued on March 5, 2004, is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Accordingly, the information presented for periods prior to January 1, 2009 has been adjusted for such retrospective adoption.

On January 1, 2009, the Company adopted the provisions of FSP APB 14-1. The Company estimated the fair value of the convertible notes at issuance without the conversion feature (the “debt component”) at approximately $58.2 million using a discounted cash flows approach. Key assumptions in determining this fair value estimate included the Company’s nonconvertible debt borrowing rate as of March 5, 2004, as well as the expected life of the debt, which is through March 2011, the first put date of the related debt. The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the convertible notes and the debt component, after adjusting for the deferred tax impact. The value of the conversion feature is accordingly reflected as a discount to reduce the initial $110.0 million carrying value of the debt to fair value without the conversion feature, and the discount is accreted as additional interest expense over the expected life of the debt. Original debt issuance costs have also been allocated between other assets and equity on a proportional basis of the debt and equity components.

As a result of applying FSP APB 14-1 retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the condensed consolidated statements of operations:

•

Incremental interest expense of $2.2 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively (based upon an effective interest rate on the Company’s convertible debt of 14.74%); and

•	An increase in the net loss per basic and diluted share of $(0.07) and $(0.06) for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the effect of our adoption of FSP APB 14-1 on our condensed consolidated balance sheet as of December 31, 2008:

	Condensed Consolidated Balance Sheet as of December 31, 2008
	As Previously Reported	FSB APB 14-1	As Reported
	(In thousands)
Prepaid expenses and other current assets	$19,779	$(588)	$19,191
Total current assets	708,775	(588)	708,187
Other long-term assets	18,545	7,826	26,371
Total assets	774,888	7,238	782,126
Long-term debt, net of current portion	183,547	(22,484)	161,063
Other long-term liabilities	15,751	8,518	24,269
Total liabilities	790,392	(13,966)	776,426
Common stock	201,701	29,731	231,432
Accumulated deficit	(208,973)	(8,527)	(217,500)
Total shareholders’ equity (deficit)	(15,504)	21,204	5,700

Cash Flows from Operating Activities

Net cash provided by operating activities was $50.7 million in the three months ended March 31, 2009, as compared to net cash used in operating activities of $9.9 million in the three months ended March 31, 2008. Our accounts receivable decreased to $427.1 million at March 31, 2009 from $435.6 million at December 31, 2008, due primarily to lower sales volumes. Our inventories increased to $236.6 million at March 31, 2009 from $230.7 million at December 31, 2008 due to our need to support our projected sales growth. Our accounts payable and cash overdraft increased to $320.4 million at March 31, 2009 from $274.7 million at December 31, 2008 as a result of a change in the timing of inventory purchases and receipts and our efforts to manage working capital.

Debt, Other Contractual Obligations and Off Balance Sheet Arrangements

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our contractual obligations since December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Since December 31, 2008, there have been no material changes in the quantitative or qualitative aspect of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we concluded that our disclosure controls and procedures and internal control over financial reporting were not effective based on the material weaknesses identified. These material weaknesses have continued through the quarter ended March 31, 2009. As a result of these material weaknesses, which we view as affecting an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Remediation Initiatives

We are committed to remediating our material weaknesses. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. Our Sarbanes-Oxley compliance team, in connection with other members of the finance team and senior management, is working to develop and monitor our short-term and long-term remediation plans, oversee the necessary remediation changes to the overall design of our internal control environment and address the root causes of our material weaknesses.

Our remediation initiatives summarized below are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

•	We will continue to communicate to our employees our commitment to achieving and maintaining a strong control environment.

•	We are establishing Company-wide training to enhance awareness and understanding of standards and principles for accounting and financial reporting.

•	We are implementing and/or enhancing a number of key accounting and finance-related policies and procedures.

•

We are improving our procedures to ensure that all required account balances, including accrued liabilities and reserves, are appropriately reconciled in a timely manner and that journal entries are properly prepared, approved and recorded.

•	We are implementing a revised policy regarding the accounting for accounts receivable credits.

•

We are implementing a revised policy and related procedures to ensure: (i) vendor allowances are only recorded in connection with final sales transactions and (ii) supporting documentation is maintained for all vendor allowances recorded.

•	We are updating and enhancing our policies and procedures related to revenue recognition.

•	We are establishing additional control processes for the accurate and timely accounting for income taxes.

•	We are establishing additional control processes for the accurate and timely accounting for business combinations, goodwill and goodwill impairment analyses, and segment reporting.

•

We are implementing additional policies, procedures and documentation retention requirements to ensure appropriate accounting for financing-related transactions, such as warrant and derivative transactions, and modifications to our debt instruments.

•	We are updating and enhancing our key accounting and finance policies and procedures related to post-retirement benefits.

•

We are implementing enhanced procedures in several locations to ensure that fixed assets that are either disposed of or decommissioned are removed from the Company’s fixed asset records and that the appropriate accounting entries are recorded on a timely basis.

•	We are implementing additional procedures to ensure that inventory items shipped by vendors are recorded upon the passage of title.

•	We are implementing access and change management controls in the affected environments.

Management intends to continue to monitor the effectiveness of these actions and will make changes that it determines appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that were identified in connection with the evaluation required by Rules 13a-15 and 15d-15 of the Exchange Act and that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

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

In June, 2008, the Company’s export subsidiary in the United Kingdom and one of the Company’s subsidiaries in France received notifications from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue tax deficiency notices against these subsidiaries for the failure to pay value added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006, in an amount, including penalties, of approximately €27.3 million ($36.3 million at an exchange rate of $1.33/€1.00 as of March 31, 2009). The Company’s subsidiaries are contesting the proposed assessments. The Company expects its U.K. export subsidiary to receive a tax collection notice in the near future. The Company intends to defend this matter vigorously and for its subsidiaries to avail themselves of all available defenses. We are not presently in a position to estimate a loss, if any, or a range of potential loss. As no amount of potential loss is both probable and estimable, no accrual has been made in the consolidated financial statements as of March 31, 2009 and December 31, 2008. A negative outcome of this matter could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

In February 2008, independent counsel to the Board, accompanied by our counsel, self-reported to the SEC as to the findings of the independent investigations conducted by special committees of the Board. The SEC initiated a non-public inquiry into certain of our accounting and financial reporting matters. In August 2009, the SEC entered a formal order of investigation. The investigation is ongoing and we continue to cooperate. We cannot predict the outcome of this inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical accounting practices. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon us fines, penalties or other remedies, which could have a material adverse effect on our results of operations and financial condition. As no amount of potential loss is both probable and estimable, no accrual has been made in the consolidated financial statements as of March 31, 2009 and December 31, 2008.

On December 29, 2008, John R. Campbell, an alleged shareholder of the Company, filed a purported shareholder’s derivative lawsuit in Superior Court of California for the County of San Mateo against the Company, as a nominal defendant, and 17 of our current and former officers and directors, as defendants, seeking to recover unspecified damages purportedly sustained by us in connection with our historical stock option granting practices. The matter is in the preliminary stages and, therefore, we are not in a position to estimate a loss, if any, or a range of potential loss. As no amount of potential loss is both probable and estimable, no accrual has been made in the consolidated financial statements as of March 31, 2009 and December 31, 2008. However, a negative outcome of this matter could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6. Exhibits

See the Exhibit Index on the page following the Signature page.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL MICROPRODUCTS INC.

Date:	September 15, 2009

		By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer
and a duly authorized signatory
(principal financial and accounting officer)

Exhibit Index

Quarterly Report on Form 10-Q for the

Quarter Ended March 31, 2009

Exhibit No.	Description
3.2	Amended and Restated Bylaws of the Company (as amended through February 18, 2009). Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K on February 24, 2009

10.1	Second Amendment to Amended and Restated Loan and Security Agreement dated February 17, 2009, among Bell Microproducts Inc., Bell Microproducts — Future Tech, Inc., Rorke Data, Inc., Bell Microproducts Canada — Tenex Data ULC, TotalTec Systems, Inc., Forefront Graphics U.S. Inc. as Borrowers, Bell Microproducts Canada Inc. and Bell Microproducts Mexico Shareholder, LLC, as Guarantors and Wachovia Capital Finance Corporation (Western) (“Wachovia”) in its capacity as administrative agent for the financial institutions, Wachovia, Bank of America, N.A., The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, LLC (the “Lenders”). Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 20, 2009.

10.2*	2009 Management Incentive Plan. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 24, 2009.

10.3	First Amendment to the October 2, 2006 Securities Purchase Agreement dated as of February 24, 2009, among the Company, The Teachers’ Retirement System of Alabama (“TRSA”) and The Employees’ Retirement System of Alabama (“ERSA”). Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 2, 2009.

10.4	Second Amendment to the June 30, 2008 Amended and Restated Credit Agreement dated as of February 24, 2009, among the TRSA, ERSA, Judicial Retirement Fund, PEIRAF-Deferred Compensation Plan and Public Employees Individual Retirement Account Fund. Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 2, 2009.

10.5	Letter Agreement to Bell Microproducts Inc. dated February 25, 2009, among the Company, TRSA and ERSA. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 3, 2009.

10.6*	Employment Agreement dated as of March 12, 2009 between the Company and W. Donald Bell. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 16, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.