Form 10-Q
period 2009-06-30
BELL MICROPRODUCTS INC
filed 2009-09-15
CIK 900708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of registrant’s Common Stock outstanding as of August 31, 2009 was 31,892,219.

BELL MICROPRODUCTS INC.

INDEX TO FORM 10-Q

Explanatory Note	3

Forward-Looking Statements	4

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

BELL MICROPRODUCTS INC.

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except per share data

	June 30, 2009	December 31, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$26,731	$22,775
Accounts receivable, net	404,858	435,569
Inventories	217,506	230,652
Prepaid expenses and other current assets	26,736	19,191

Total current assets	675,831	708,187

Property and equipment, net	17,882	19,042
Goodwill	20,535	19,211
Other intangibles, net	7,834	9,315
Other long-term assets	21,615	26,371

Total assets	$743,697	$782,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$7,019	$10,527
Accounts payable	289,990	264,218
Borrowings under lines of credit	144,217	211,405
Current portion of long-term debt	10,700	10,286
Other accrued liabilities	94,847	94,658

Total current liabilities	546,773	591,094

Long-term debt, net of current portion	160,163	161,063
Other long-term liabilities	22,605	24,269

Total liabilities	729,541	776,426

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized; 31,868 and 31,744 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	232,697	231,432
Accumulated deficit	(224,591)	(217,500)
Accumulated other comprehensive income (loss)	6,050	(8,232)

Total shareholders’ equity	14,156	5,700

Total liabilities and shareholders’ equity	$743,697	$782,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 1, “Summary of Significant Accounting Policies.”

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008 (1)	June 30, 2009	June 30, 2008 (1)
	(In thousands, except per share data)
Net sales	$703,728	$936,601	$1,419,044	$1,929,963
Cost of sales	629,664	849,826	1,273,128	1,755,779

Gross profit	74,064	86,775	145,916	174,184
Selling, general and administrative expense	55,306	73,160	112,637	152,293
Professional fees(2)	10,452	12,237	19,026	22,490
Restructuring costs	911	72	2,099	2,281

Total operating expenses	66,669	85,469	133,762	177,064

Operating income (loss)	7,395	1,306	12,154	(2,880)
Interest expense, net	8,307	9,175	16,618	18,975
Other expense (income), net	45	(416)	(2,138)	(2,745)

Loss before income taxes	(957)	(7,453)	(2,326)	(19,110)
Provision for income taxes	2,091	1,375	4,765	1,621

Net loss	$(3,048)	$(8,828)	$(7,091)	$(20,731)

Net loss per share:
Basic	$(0.10)	$(0.27)	$(0.22)	$(0.64)

Diluted	$(0.10)	$(0.27)	$(0.22)	$(0.64)

Shares used in per share calculation:
Basic	31,847	32,434	31,819	32,374

Diluted	31,847	32,434	31,819	32,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Adjusted for the retrospective adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 1, “Summary of Significant Accounting Policies.”
(2)	Professional fees represent fees for audit, legal, tax and outside accounting advisor services.

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008 (1)
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,091)	$(20,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,411	5,514
Amortization of debt issuance costs	2,295	1,371
Amortization of debt discount	4,642	4,210
Stock-based compensation expense	1,265	1,509
Provision for bad debts	4,113	5,521
(Gain) loss on property and equipment	(10)	14
Unrealized gains on currency remeasurement	(1,191)	(549)
Remeasurement of ProSys price protection liability	(558)	3,187
Deferred taxes	97	—
Changes in assets and liabilities:
Accounts receivable	48,213	17,575
Inventories	18,544	103,946
Prepaid expenses	(8,421)	(4,347)
Other assets	2,220	(8,351)
Accounts payable and cash overdraft	18,500	(61,844)
Other accrued liabilities	(2,592)	(7,300)

Net cash provided by operating activities	85,437	39,725

Cash flows from investing activities:
Proceeds from sale of property and equipment	52	3
Purchases of property and equipment	(2,013)	(2,721)

Net cash used in investing activities	(1,961)	(2,718)

Cash flows from financing activities:
Net repayments under lines of credit	(67,885)	(42,740)
Debt financing costs	(350)	(566)
Borrowings under long-term notes payable	—	10,000
Payments under long-term notes payable and capital lease obligations	(5,726)	(5,587)
Repurchases of common stock	—	(1,500)

Net cash used in financing activities	(73,961)	(40,393)

Effect of exchange rate changes on cash and cash equivalents	(5,559)	(473)

Net increase (decrease) in cash and cash equivalents	3,956	(3,859)
Cash and cash equivalents, beginning of period	22,775	40,348

Cash and cash equivalents, end of period	$26,731	$36,489

Cash payments during the period:
Interest	$9,878	$11,683
Income taxes	$1,624	$1,912
Income tax receipts	$151	$—
Supplemental non-cash investing activities:
Accrual of earnout payments for acquisitions	$349	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Adjusted for the retrospective adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 1, “Summary of Significant Accounting Policies.”

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the periods presented have been included. The Company’s financial results for the three and six months ended June 30, 2009 are not necessarily indicative of the Company’s expected financial results for the year ending December 31, 2009.

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

As a result of applying FSP APB 14-1 retrospectively to all periods presented, the Company recognized the following incremental effects on individual line items on the condensed consolidated statements of operations:

•

Incremental interest expense of $2.3 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and $4.5 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively; and

•

An increase in the net loss per basic and diluted share of $(0.07) and $(0.06) for the three months ended June 30, 2009 and 2008, respectively, and $(0.14) and $(0.12) for the six months ended June 30, 2009 and 2008, respectively.

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

Financial Instruments, Concentration of Credit and Other Risks

Financial instruments consist of cash and cash equivalents, foreign exchange forward contracts, interest rate swap agreements, accounts receivable, accounts payable and short-term debt obligations. The fair value of these financial instruments approximates their carrying value as of June 30, 2009 and December 31, 2008, due to the nature of these instruments or their short-term maturity. Financial instruments also include long-term debt, the fair value of which is included in Note 4 — Lines of Credit and Long-Term Debt.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for estimated collection losses.

Other Recently Issued Accounting Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether the date represents the date the financial statements were issued or were available to be issued. The Company adopted the provisions of SFAS 165 in the three months ended June 30, 2009 and evaluated subsequent events through September 15, 2009, the issuance date of these condensed consolidated statements. See Note 14 — Subsequent Events. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

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

During the three and six months ended June 30, 2009, there were no indicators of impairment related to the Company’s goodwill and intangible assets.

Goodwill balances at December 31, 2008 and June 30, 2009 and changes therein by reportable segment were as follows (in thousands):

	U.S. Distribution	Other	Total
Balance at December 31, 2008	$8,487	$10,724	$19,211
Contingent purchase price adjustment	—	349	349
Currency translation adjustment	—	975	975

Balance at June 30, 2009	$8,487	$12,048	$20,535

The carrying values and accumulated amortization of intangible assets at June 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Estimated	As of June 30, 2009
Intangible Assets	Useful Life for Amortization	Gross Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2-6 years	$3,053	$2,268	$785
Trade names	20 years	2,500	417	2,083
Customer/supplier relationships	4-10 years	14,409	9,713	4,696
Internally-developed software	5 years	600	330	270

Total		$20,562	$12,728	$7,834

	Estimated	As of December 31, 2008
Intangible Assets	Useful Life for Amortization	Gross Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2-6 years	$3,008	$2,055	$953
Trade names	20 years	2,500	355	2,145
Customer/supplier relationships	4-10 years	13,996	8,109	5,887
Internally-developed software	5 years	600	270	330

Total		$20,104	$10,789	$9,315

The weighted average amortization period of all intangible assets was approximately seven years as of June 30, 2009 and December 31, 2008.

Amortization expense, using the straight line method, was $0.8 million and $0.9 million in the three months ended June 30, 2009 and 2008, respectively, and $1.6 million and $1.8 million in the six months ended June 30, 2009 and 2008, respectively.

The Company estimates future amortization expense for these intangible assets over the next five years as follows (in thousands):

Years Ending December 31,	Amount
2009 (1)	$1,600
2010	2,880
2011	1,450
2012	208
2013	176
Thereafter	1,520

Total	$7,834

(1) Represents estimated amortization for the six months ending December 31, 2009.

Note 3 — Balance Sheet Components

	June 30, 2009	December 31, 2008
	(in thousands)
Accounts receivable, net:
Accounts receivable	$427,590	$458,173
Less: allowance for doubtful accounts	(22,732)	(22,604)

	$404,858	$435,569

Property and equipment:
Computer and other equipment	$51,771	$47,682
Land and buildings	3,655	3,720
Furniture and fixtures	5,565	5,190
Warehouse equipment	3,862	3,668
Leasehold improvements	12,885	11,326

	77,738	71,586
Less: accumulated depreciation and amortization	(59,856)	(52,544)

	$17,882	$19,042

Total depreciation expense was $2.0 million and $1.9 million in the three months ended June 30, 2009 and 2008, respectively, and $3.9 million and $3.7 million in the six months ended June 30, 2009 and 2008, respectively.

Note 4 — Lines of Credit and Long-Term Debt

Borrowing Under Lines of Credit

	June 30, 2009	December 31, 2008
	(in thousands)
Western Facility	$76,424	$118,629
IBM and Kreditbank Facilities	15,862	22,889
Bank of America Facility	12,564	23,156
GE Commercial Distribution Finance Facility	37,359	44,223
Intel Corporation Facility	2,008	2,508

Total borrowings under lines of credit	$144,217	$211,405

Long-Term Debt

	June 30, 2009	December 31, 2008
	(in thousands)
3.75% convertible subordinated notes, due 2024	$92,124	$87,516
9.0% senior subordinated 2008 notes, due 2013	47,667	51,520
9.0% senior subordinated 2006 notes, due 2013	30,808	32,026
Other, fair values approximate carrying value	264	287

Total term debt	170,863	171,349
Less: current portion of long-term debt	(10,700)	(10,286)

Total long-term debt	$160,163	$161,063

The estimated fair market value is as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
3.75% convertible subordinated notes, due 2024	$31,213	$18,929
Other term debt	78,114	73,235

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

The Company adopted the provisions of FSP APB 14-1 on January 1, 2009, with retrospective application to prior periods (see Note 1 — Summary of Significant Accounting Policies). At June 30, 2009, the Company’s contingent convertible debt outstanding amounted to $92.6 million, consisting of outstanding principal of $110.0 million and unamortized discount of $17.4 million. The discount of $17.4 million at June 30, 2009 will be amortized through March 2011, the initial put date of the related debt. At

December 31, 2008, the Company’s contingent convertible debt outstanding amounted to $88.2 million, consisting of principal of $110.0 million and unamortized discount of $21.8 million. Due to the retrospective adoption of FSP APB 14-1, the effective interest rate recorded by the Company on its outstanding convertible debt for all periods presented was 14.74%. The Company recorded interest expense related to the contingent convertible debt of $3.3 million in the three months ended June 30, 2009, consisting of $1.0 million of cash interest and $2.3 million resulting from amortization of the discount. The Company recorded interest expense related to the contingent convertible debt of $6.5 million in the six months ended June 30, 2009, consisting of $2.0 million of cash interest and $4.5 million resulting from amortization of the discount. The Company recorded interest expense related to the contingent convertible debt of $3.0 million in the three months ended June 30, 2008, consisting of $1.0 million of cash interest and $2.0 million resulting from amortization of the discount. The Company recorded interest expense related to the contingent convertible debt of $5.9 million in the six months ended June 30, 2008, consisting of $2.0 million of cash interest and $3.9 million resulting from amortization of the discount. At June 30, 2009, the net carrying value of the conversion feature for the contingent convertible debt outstanding recorded in common stock was $49.9 million.

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

In the three and six months ended June 30, 2009, the Company incurred restructuring costs of approximately $0.9 million and $2.1 million, respectively, related to severance and benefit costs associated with involuntary employee terminations in addition to costs associated with lease impairments. The Company expects to substantially complete all of its restructuring activities in 2009 and does not anticipate incurring additional costs associated with this restructuring going forward.

	Employee Termination Costs	Facility- Related Costs	Total
	(In thousands)
Restructuring obligations at December 31, 2008	$495	$386	$881
Additional restructuring cost	1,009	179	1,188
Foreign currency impact	(58)	—	(58)
Cash payments	(1,222)	(50)	(1,272)

Restructuring obligations at March 31, 2009	224	515	739
Additional restructuring cost	783	128	911
Foreign currency impact	67	—	67
Cash payments	(590)	(94)	(684)

Restructuring obligations at June 30, 2009	$484	$549	$1,033

Note 6 — Stock-Based Compensation Plans

In 1998, the Company adopted the 1998 Stock Plan which included terms under which the Company may grant equity awards, including incentive and non-qualified stock options and restricted stock units (“RSUs”), to employees and members of the Company’s Board of Directors (the “Board”). Stock options granted to employees vest annually over a four-year period beginning on the one-year anniversary of the grant date. Stock options granted to directors vested immediately. Generally, the term of each employee option is five years from the date of grant and the term of each director option is ten years from the date of grant, as provided in each respective option agreement. In May 2008, the 1998 Stock Plan expired. In May 2009 the Board adopted and, in August 2009, the Company’s shareholders approved the 2009 Equity Incentive Plan (see Note 14 — Subsequent Events). The terms under which equity awards may be granted under the 2009 Equity Incentive Plan are substantially similar to those terms under the 1998 Stock Plan.

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

There were no options exercised during the three and six months ended June 30, 2009 and 2008. There were no RSUs granted during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, RSUs for 469,708 shares of the Company’s common stock were granted to certain eligible employees.

Total stock-based compensation expense of $0.7 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Total stock-based compensation expense of $1.3 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively, was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 7 — Commitments and Contingencies

In June, 2008, the Company’s export subsidiary in the United Kingdom and one of the Company’s subsidiaries in France received notifications from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue tax deficiency notices against these subsidiaries for the failure to pay value-added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006, in an amount, including interest and penalties, of approximately €27.3 million ($38.3 million using the exchange rate of $1.40/€1.00 as of June 30, 2009). The Company’s subsidiaries are contesting the proposed assessments. The Company expects its U.K. export subsidiary to receive a tax collection notice in the near future. The Company intends to defend this matter vigorously and for its subsidiaries to avail themselves of all available defenses. The Company is not presently in a position to estimate a loss, if any, or a range of potential loss. As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of June 30, 2009 and December 31, 2008. A negative outcome of this matter could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2008, independent counsel to the Board, accompanied by counsel for the Company, self-reported to the SEC the findings of the independent investigations conducted by special committees of the Board. The SEC initiated a non-public inquiry into certain of the Company’s accounting and financial reporting matters. In August 2009, the SEC entered a formal order of investigation. The investigation is ongoing, and the Company continues to cooperate. The Company cannot predict the outcome of this inquiry or whether it will face additional government inquiries, investigations or other actions related to its historical accounting practices. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon the Company fines, penalties or other remedies, which could have a material adverse effect on the Company’s results of operations and financial condition. As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of June 30, 2009 and December 31, 2008.

On December 29, 2008, John R. Campbell, an alleged shareholder of the Company, filed a purported shareholder’s derivative lawsuit in Superior Court of California for the County of San Mateo against the Company, as a nominal defendant, and 17 current and former officers and directors of the Company, as defendants, seeking to recover damages purportedly sustained by the Company in connection with its historical stock option granting practices. The matter is in the preliminary stages and, therefore, the Company is not in a position to estimate a loss, if any, or a range of potential loss. As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of June 30, 2009 and December 31, 2008. However, a negative outcome with respect to this matter could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

The Company is subject to legal proceedings and claims that arise in the normal course of business. Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 8 — Segment and Geographic Information

The FASB’s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that the chief operating decision-maker evaluates regularly in determining allocation of resources and assessing performance. Under the criteria of SFAS 131, the Company has ten operating segments and seven reportable segments for the three and six months ended June 30, 2009 and 2008.

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

Financial information for each of the Company’s seven reportable segments is summarized below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
U.S. Distribution	$171,039	24.3%	$210,951	22.5%	$330,854	23.3%	$448,562	23.3%
Europe	293,496	41.7	392,134	41.9	596,474	42.1	806,873	41.8
ProSys	80,644	11.5	121,190	12.9	164,938	11.6	246,214	12.8
TotalTec	6,962	1.0	12,617	1.3	14,557	1.0	23,933	1.2
Miami	87,437	12.4	108,895	11.6	174,885	12.3	218,712	11.3
Canada	21,359	3.0	31,580	3.4	50,837	3.6	68,451	3.5
Other	42,791	6.1	59,234	6.4	86,499	6.1	117,218	6.1

Total net sales	$703,728	100.0%	$936,601	100.0%	$1,419,044	100.0%	$1,929,963	100.0%

Income (loss) from operations:
U.S. Distribution	$1,345	18.2%	$(10,484)	(802.7)%	$(2,524)	(20.8)%	$(14,591)	(506.6)%
Europe	6,804	92.0	3,748	287.0	11,236	92.5	2,732	94.9
ProSys	(1,655)	(22.4)	4,079	312.3	(1,515)	(12.5)	1,815	63.0
TotalTec	(924)	(12.5)	718	55.0	(1,195)	(9.8)	543	18.8
Miami	810	11.0	1,125	86.1	3,207	26.4	3,208	111.4
Canada	428	5.8	1,165	89.2	1,073	8.8	2,760	95.8
Other	587	7.9	955	73.1	1,872	15.4	653	22.7

Total income (loss) from operations	$7,395	100.0%	$1,306	100.0%	$12,154	100.0%	$(2,880)	(100.0)%

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

At June 30, 2009 and December 31, 2008, the Company had outstanding foreign exchange forward contracts with a total notional amount of approximately $53.8 million and $75.5 million, respectively, which were not designated in hedging relationships. These contracts will settle in British pounds, Euros, Chilean pesos, Mexican pesos and U.S. dollars.

For all derivative transactions, the Company is exposed to counterparty credit risk to the extent that the counterparties may not be able to meet their obligations to the Company. To manage the counterparty risk, the Company enters into derivative transactions only with major financial institutions.

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	Fair Value
As of June 30, 2009:
Derivative instruments not designated as hedges:
Contingent put option	Other long-term liabilities	$(3,833)

Total derivative instruments not designated as hedging instruments		$(3,833)

As of December 31, 2008:
Derivative instruments designated as hedges:
Cross-currency swap designated as a net investment hedge	Other long-term liabilities	$(744)

Total derivative instrument designated as a hedging instrument		$(744)

Derivative instruments not designated as hedges:
Contingent put option	Other long-term liabilities	$(4,391)

Total derivative instruments not designated as hedging instruments		$(4,391)

Total		$(5,135)

The effect of derivative instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
For the Three Months Ended June 30, 2009:
Derivative instruments not designated as hedges:
Contingent put option	Selling, general and administrative expense	$690
Foreign exchange contracts	Cost of sales	4,417

Total		$5,107

For the Six Months Ended June 30, 2009:
Derivative instruments not designated as hedges:
Contingent put option	Selling, general and administrative expense	$559
Foreign exchange contracts	Cost of sales	4,615

Total		$5,174

Three Months Ended June 30, 2008:
Derivative instruments not designated as hedges:
Foreign exchange contracts	Cost of sales	$(373)

Total		$(373)

Six Months Ended June 30, 2008:
Derivative instruments not designated as hedges:
Foreign exchange contracts	Cost of sales	$(2,270)

Total		$(2,270)

	Effective Portion			Ineffective Portion
	Gain (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified into Income	Gain (Loss) Reclassified into Income	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Net Investment Hedge for the Three Months Ended June 30, 2009:
Cross-currency swap	$(470)	Interest expense, net	$—	Interest expense, net	$—

Total	$(470)		$—		$—

Net Investment Hedge for the Six Months Ended June 30, 2009:
Cross-currency swap	$(55)	Interest expense, net	$—	Interest expense, net	$(35)

Total	$(55)		$—		$(35)

Net Investment Hedge for the Three Months Ended June 30, 2008:
Cross-currency swap	$19	Interest expense, net	$—	Interest expense, net	$—

Total	$19		$—		$—

Net Investment Hedge for the Six Months Ended June 30, 2008:
Cross-currency swap	$(699)	Interest expense, net	$—	Interest expense, net	$(154)

Total	$(699)		$—		$(154)

Interest Rate Risk Management

On June 30, 2006, the Company entered into a cross-currency interest rate swap agreement with Wachovia Bank, N.A. to hedge its investments in foreign operations in which the Euro is their functional currency (“Euro investments”). The principal notional amount of the swap was €6.0 million ($8.4 million using the exchange rate on June 30, 2009 of $1.40/€1.00). Under the terms of the swap, Wachovia will pay the Company an interest payment computed on the 3-month USD LIBOR in exchange for an interest payment from the Company computed on the 3-month Euro LIBOR. On both sides of the swap, the Company’s bank margin of 1.5% will be added. The interest payments are reset every three months and at maturity there will be a cash settlement between the Company and Wachovia, which will be dependent on the conversion rates at maturity in comparison to the original spot rate of $1.28/€1.00. The swap has a three-year maturity and may be terminated by the Company for convenience at no cost. This swap agreement is accounted for as a net investment hedge under FASB’s Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Both at inception, and on an on-going basis, the Company performs an effectiveness test. Consistent with the Company’s policy with respect to derivative instruments and hedging activities and in accordance with SFAS 133, the Company will designate the change in Euro spot rates as the hedged risk in its Euro investments. Since the contract is a hedge of the Company’s Euro investments, the change in the fair value of the contract attributable to changes in spot rates, which is the effective portion of the hedge, will be recorded as an offset to the Company’s Euro investments in the cumulative translation account on the balance sheet. The fair value of the cross-currency interest rate swap agreement at December 31, 2008 was $0.7 million, and is recorded as a liability in the condensed consolidated balance sheet. On June 30, 2009, the Company’s cross-currency interest rate swap agreement with Wachovia Bank, N.A. to hedge its investment in foreign operations in which the Euro is their functional currency matured and was terminated. The Company paid the counterparty $818,000 in connection with the termination of the swap representing the fair market value of the cross-currency interest rate swap on the termination date. The amount recorded to earnings due to ineffectiveness during the three and six months ended June 30, 2009 and 2008 was insignificant.

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

The fair value of the put option was a liability in the amount of $3.8 million and $4.4 million at June 30, 2009 and December 31, 2008, respectively, and is included in “other accrued liabilities” in the Company’s condensed consolidated balance sheets. The related fair value changes are recorded as compensation expense in “selling, general and administrative expense” in the condensed consolidated statements of operations. As of June 30, 2009, the fair value of the Price Protection was equivalent to the fair value of the contingent put option.

The Company paid an aggregate of $3.5 million for the 710,036 shares purchased pursuant to the second amendment to the registration rights agreement. The amount paid in excess of the Company’s share price on August 26, 2008 totaled $1.9 million, which was recorded in “selling, general and administrative expense.”

Note 10 — Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(3,048)	$(8,828)	$(7,091)	$(20,731)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale security	13	12	11	(4)
Net unrealized gain (loss) on derivative instrument, net of tax instrument, net of tax	(470)	19	(55)	(699)
Foreign currency translation adjustments	15,970	193	14,326	1,163

Comprehensive income (loss)	$12,465	$(8,604)	$7,191	$(20,271)

Accumulated unrealized foreign currency translation gains were $6.3 million at June 30, 2009 and $32.1 million at June 30, 2008. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted LPS computations for the periods presented below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic loss per share:
Net loss	$(3,048)	$(8,828)	$(7,091)	$(20,731)
Shares used in computation:
Weighted average ordinary shares outstanding	31,847	32,434	31,819	32,374

Basic loss per share	$(0.10)	$(0.27)	$(0.22)	$(0.64)

Diluted loss per share:
Net loss	$(3,048)	$(8,828)	$(7,091)	$(20,731)
Shares used in computation:
Weighted average ordinary shares outstanding	31,847	32,434	31,819	32,374
Employee stock options	—	—	—	—
Restricted stock units	—	—	—	—

Weighted average number of shares	31,847	32,434	31,819	32,374

Diluted loss per share	$(0.10)	$(0.27)	$(0.22)	$(0.64)

At June 30, 2009, RSU awards for 762,604 shares of the Company’s common stock, options to purchase 3,184,067 shares of the Company’s common stock and warrants to purchase 125,000 shares of the Company’s common stock were excluded from the calculation of diluted LPS because they were anti-dilutive. At June 30, 2008, RSU awards for 1,086,583 shares of the Company’s common stock, options to purchase 4,308,929 shares of the Company’s common stock and warrants to purchase 125,000 shares of the Company’s common stock were excluded from the calculation of diluted LPS because they were anti-dilutive.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157-2 in 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable input.

Assets and liabilities measured at fair value on a recurring basis include the following at June 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Available-for-sale security	$33	$—	$—	$33
Contingent put option	—	—	(3,833)	(3,833)

	$33	$—	$(3,833)	$(3,800)

The change in the fair value of the contingent put option for the six months ended June 30, 2009 in the amount of $559,000 was recorded to earnings.

Assets and liabilities measured at fair value on a recurring basis include the following at December 31, 2008 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Available-for-sale security	$22	$—	$—	$22
Cross-currency interest rate swap	—	(744)	—	(744)
Contingent put option	—	—	(4,391)	(4,391)

	$22	$(744)	$(4,391)	$(5,113)

Available-For-Sale Security

The Company has an equity ownership interest in CHDT Corporation, which is accounted for as an available-for-sale security. The fair value of the Company’s available-for-sale security is as follows at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Cost basis	$80	$80
Unrealized holding loss	(47)	(58)

Fair value	$33	$22

The fair value of this investment is included in “other current assets” in the Company’s condensed consolidated balance sheets and the related net unrealized holding gains and losses are included in “accumulated other comprehensive income (loss)” in the shareholders’ equity section in the Company’s condensed consolidated balance sheets.

Contingent Put Option

The Company utilizes the Black-Sholes option pricing model for determining the estimated fair value of the put option (Level 3). In the Black-Scholes valuation calculation the Company made estimates of key assumptions such as future stock price volatility, expected term and risk free rates. The expected stock price volatility is based on the historical volatility of the Company’s stock. The expected term is based upon the Company’s estimate of the life of the contingent put option. The risk-free rate is based on the U.S. Treasury yield curve in effect at each valuation date. As of June 30, 2009 and December 31, 2008, the fair value of the Price Protection was equivalent to the fair value of the contingent put option. For further information regarding the contingent put option and Price Protection, see Note 9 — Derivative Instruments.

Foreign Exchange Contracts

The Company enters into foreign exchange forward, option or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The Company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes obtained from brokers (Level 2). The notional amount of the foreign exchange contracts at June 30, 2009 and December 31, 2008 was $53.8 million and $75.5 million, respectively. The carrying amount of these foreign exchange contracts approximates their fair value as of June 30, 2009 and December 31, 2008, due to their short-term maturity.

Note 13 — Income Taxes

The Company’s effective tax rates were (204.9)% and (8.5)% for the six-month periods ended June 30, 2009 and 2008, respectively. The Company’s effective tax rates and tax provisions are primarily impacted by the geographic distribution of the Company’s worldwide earnings primarily in Europe.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic and certain foreign net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic and certain foreign deferred tax assets, net of deferred tax liabilities, as of June 30, 2009 and December 31, 2008. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

The unrecognized tax benefits related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, if recognized, would impact the income tax provision by $7.0 million and $8.1 million as of June 30, 2009 and 2008, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties were approximately $1.9 million and $2.1 million in the three months ended June 30, 2009 and 2008, respectively, and approximately $3.9 million and $4.1 million in the six months ended June 30, 2009 and 2008, respectively.

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

The Company has also been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and was at various stages of completion as of June 30, 2009.

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

On January 1, 2009 the Company adopted FSP APB 14-1, which requires retrospective application for the first quarter of fiscal year 2004 and all subsequent periods thereafter. The Company recorded a deferred tax liability of $20.2 million in the three months ended March 31, 2004 for the effect of the basis difference associated with the liability component of its 3.75% convertible subordinated notes. Since the Company established a full valuation allowance on virtually all of its U.S. deferred tax assets as of December 31, 2006, there was no cumulative income tax benefits related to the amortization expense of the debt discount as of the adoption date. To the extent the Company continues to maintain its valuation allowance for its U.S. deferred tax assets, future reversal of the deferred tax liability associated with the amortization of the debt discount will result in a corresponding adjustment to valuation allowance.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates. Critical accounting policies and significant estimates include revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, stock-based compensation, accounting for income taxes, valuation of goodwill and intangible and long-lived assets, acquisitions, restructuring and related impairment costs, loss contingencies and vendor programs. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2009 are consistent with those discussed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 1 to the condensed consolidated financial statements included in this report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.5	90.7	89.7	91.0

Gross profit	10.5	9.3	10.3	9.0
Operating expenses:
Selling, general and administrative	7.8	7.8	7.9	7.9
Professional fees	1.5	1.3	1.4	1.2
Restructuring costs	0.1	—	0.1	0.1

Total operating expenses	9.4	9.2	9.4	9.2

Operating income (loss)	1.1	0.1	0.9	(0.2)
Interest expense	1.2	0.9	1.2	0.9
Other expense (income), net	—	—	(0.2)	(0.1)

Loss before income taxes	(0.1)	(0.8)	(0.1)	(1.0)
Provision for income taxes	0.3	0.1	0.4	0.1

Net loss	(0.4)%	(0.9)%	(0.5)%	(1.1)%

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

SFAS 131 establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining allocation of resources and assessing performance. Under the criteria of SFAS 131, at June 30, 2009, we determined that we had ten operating segments and seven reportable segments.

The Company’s segment information consists of the following reportable segments:

U.S. Distribution	Miami
Europe	Canada
ProSys	Other
TotalTec

The “Other” segment includes certain operations in North America (Rorke Data) and certain in-country operations in Latin America (Brazil, Chile and Mexico).

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Net Sales

Net sales by reportable segment, product and geographic region for the three months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended June 30,				Change
Net Sales by Segment	2009		2008		$	% of Net Sales
U.S. Distribution	$171,039	24.3%	$210,951	22.5%	$(39,912)	(18.9)%
Europe	293,496	41.7	392,134	41.9	(98,638)	(25.2)
ProSys	80,644	11.5	121,190	12.9	(40,546)	(33.4)
TotalTec	6,962	1.0	12,617	1.3	(5,655)	(44.8)
Miami	87,437	12.4	108,895	11.6	(21,458)	(19.7)
Canada	21,359	3.0	31,580	3.4	(10,221)	(32.4)
Other	42,791	6.1	59,234	6.4	(16,443)	(27.8)

Total	$703,728	100.0%	$936,601	100.0%	$(232,873)	(24.9)%

	Three Months Ended June 30,				Change
Net Sales by Product	2009		2008		$	%
Computer platforms	$120,587	17.1%	$163,098	17.4%	$(42,511)	(26.1)%
Storage systems	132,896	18.9	212,236	22.7	(79,340)	(37.4)
Disk drives	167,371	23.8	222,738	23.8	(55,367)	(24.9)
All other products	282,874	40.2	338,529	36.1	(55,655)	(16.4)

Total	$703,728	100.0%	$936,601	100.0%	$(232,873)	(24.9)%

	Three Months Ended June 30,				Change
Net Sales by Geographic Region	2009		2008		$	% of Net Sales
North America	$311,237	44.2%	$418,142	44.6%	$(106,905)	(25.6)%
Europe	293,496	41.7	392,134	41.9	(98,638)	(25.2)
Latin America (1)	98,995	14.1	126,325	13.5	(27,330)	(21.6)

Total	$703,728	100.0%	$936,601	100.0%	$(232,873)	(24.9)%

(1)	Represents sales from Miami to Latin America and in-country Latin America sales.

The decrease in net sales was attributable to a $98.6 million decrease in Europe segment sales, a $40.5 million decrease in ProSys segment sales, $39.9 million decrease in U.S. Distribution segment sales, a $21.5 million decrease in Miami segment sales and an aggregate decrease in TotalTec, Canada and Other segments sales of $32.3 million. The sales decreases were primarily attributable to lower demand across all products resulting from the global recession. Partially offsetting the second quarter U.S. Distribution sales decline was the settlement and recognition in the second quarter of 2009 of $1.5 million of receivable credits received in prior periods. As a result of the strengthening of the U.S. dollar, the translation of sales in our Europe, Canada and Other segments into U.S. dollars resulted in decreased sales of $73.9 million for the three months ended June 30, 2009, compared with the same period in 2008, which consists of sales translation losses of $63.4 million in our Europe segment, $3.3 million in our Canada segment and $7.2 million in our Other segment.

Gross Profit

The gross profit percentage was 10.5% of consolidated net sales in the three months ended June 30, 2009, compared to 9.3% of consolidated net sales in the three months ended June 30, 2008. The change in the gross profit percentage was primarily due to the gross profit percentage increases in the U.S. Distribution and Europe segments partially offset by a gross profit percentage decrease of approximately 1.0% in the Miami, TotalTec, ProSys and Other segments. U.S. Distribution gross profit percentage increased by 1.0% in the three months ended June 30, 2009 when compared to the corresponding period in 2008. This increase was mainly attributable to a higher percentage of sales of computer platforms, storage systems, disk drives, and all other products, to original equipment manufacturing (“OEM”) customers. Also contributing to the increase in the U.S. Distribution gross profit percentage was the settlement and recognition in the second quarter of 2009 of $1.5 million of receivable credits (recorded as an increase in net sales) and $9.1 million of vendor credits (recorded as a reduction of cost of goods sold) received in prior periods. Europe segment gross profit percentage increased by 1.2% in the three months ended June 30, 2009 when compared to the corresponding period in 2008. This increase was primarily attributable to a higher percentage of sales to industrial customers, improved collection and retention of rebates, and a reduction in working capital. The decrease of approximately 1.0% in gross profit percentage in the Miami, TotalTec, ProSys and Other segments in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily attributable to a decrease in gross profit percentages resulting from lower margin sales to customers.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the three months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2009	2008	$	%
SG&A expense	$55,306	$73,160	$(17,854)	(24.4)%
Percentage of net sales	7.8%	7.8%

The decrease in SG&A expense in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily attributable to a $6.9 million decrease in salaries and wages and employee benefit expense resulting from lower headcount due to layoffs, a $2.8 million decrease in commissions and bonus expenses due to lower sales volume, a decrease of $1.1 million in bad debt expense, a decrease of $1.5 million in insurance expense and a decrease of $1.3 million in travel and entertainment expenses.

Professional Fees

Professional fees for audit, legal, tax and outside accounting advisor services decreased $1.8 million or 14.6% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the conclusion of our accounting investigations and restatements in 2008 and the resulting decrease in audit, legal and accounting advisor fees.

Restructuring Costs

In the three months ended June 30, 2009, we incurred restructuring costs of approximately $0.9 million related to severance and benefit costs associated with involuntary employee terminations in addition to costs associated with lease impairments. We expect to substantially complete this restructuring in 2009 and do not anticipate incurring additional costs associated with this restructuring going forward.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2009	2008	$	%
Interest expense, net	$8,307	$9,175	$(868)	(9.5)%

The decrease in interest expense, net was attributable to a decrease in our weighted-average borrowings and lower average interest rates in the three months ended June 30, 2009 when compared to the three months ended June 30, 2008. Our weighted-average borrowings in the three months ended June 30, 2009 were $338.6 million compared to $421.8 million in the three months ended June 30, 2008. The weighted-average interest rate in the three months ended June 30, 2009 was 5.6% compared to 6.2% in the three months ended June 30, 2008. Amortization of debt discount of $2.3 million and $2.0 million recorded under FSP APB 14-1 was included in the interest costs recorded for the three months ended June 30, 2009 and 2008, respectively.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2009	2008	$	%
Other expense (income), net	$45	$(416)	$461	110.8%

The increase in other expense (income), net was primarily attributable to a decrease in foreign currency transaction gains of $0.3 million in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Foreign currency transaction losses were $0.3 million in the three months ended June 30, 2009 compared to nil in the three months ended June 30, 2008. Additionally, there was a decrease of $0.2 million in other expense (income), net, attributable to miscellaneous income in the three months ended June 30, 2009 as compared to the same period in 2008.

Income Taxes

The provision for income taxes for the three months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended June 30,
	2009	2008
Provision for income taxes	$2,091	$1,375
Effective tax provision rate	(218.5)%	(18.4)%

Our tax provisions and effective tax rates are primarily impacted by the geographic distribution of our worldwide earnings primarily in Europe.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Net Sales

Net sales by reportable segment, product and geographic region for the six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Six Months Ended June 30,				Change
Net Sales by Segment	2009		2008		$	% of Net Sales
U.S. Distribution	$330,854	23.3%	$448,562	23.3%	$(117,708)	(26.2)%
Europe	596,474	42.1	806,873	41.8	(210,399)	(26.1)
ProSys	164,938	11.6	246,214	12.8	(81,276)	(33.0)
TotalTec	14,557	1.0	23,933	1.2	(9,376)	(39.2)
Miami	174,885	12.3	218,712	11.3	(43,827)	(20.0)
Canada	50,837	3.6	68,451	3.5	(17,614)	(25.7)
Other	86,499	6.1	117,218	6.1	(30,719)	(26.2)

Total	$1,419,044	100.0%	$1,929,963	100.0%	$(510,919)	(26.5)%

	Six Months Ended June 30,				Change
Net Sales by Product	2009		2008		$	%
Computer platforms	$251,815	17.8%	$328,385	17.0%	$(76,570)	(23.3)%
Storage systems	258,472	18.3	385,639	20.0	(127,167)	(33.0)
Disk drives	339,243	23.9	506,775	26.3	(167,532)	(33.1)
All other products	569,514	40.1	709,164	36.7	(139,650)	(19.72)

Total	$1,419,044	100.0%	$1,929,963	100.0%	$(510,919)	(26.5)%

	Six Months Ended June 30,				Change
Net Sales by Geographic Region	2009		2008		$	% of Net Sales
North America	$628,104	44.3%	$871,477	45.2%	$(243,373)	(27.9)%
Europe	596,474	42.0	806,873	41.8	(210,399)	(26.1)
Latin America (1)	194,466	13.7	251,613	13.0	(57,147)	(22.7)

Total	$1,419,044	100.0%	$1,929,963	100.0%	$(510,919)	(26.5)%

(1)	Represents sales from Miami to Latin America and in-country Latin America sales.

The decrease in net sales was attributable to a $210.4 million decrease in Europe segment sales, a $117.7 million decrease in U.S. Distribution segment sales, a $81.3 million decrease in ProSys segment sales, a $43.8 million decrease in Miami segment sales and an aggregate decrease in TotalTec, Canada and Other segments sales of $57.7 million. The sales decreases were primarily attributable to lower demand across all products resulting from the global recession. Partially offsetting the six month U.S. Distribution sales decline was the settlement and recognition in the first half of 2009 of $5.4 million of receivable credits received in prior periods. As a result of the strengthening of the U.S. dollar, the translation of sales in our Europe, Canada and Other segments into U.S. dollars resulted in decreased sales of $177.5 million for the six months ended June 30, 2009, compared with the same period in 2008, which consists of sales translation losses of $148.9 million in our Europe segment, $10.3 million in our Canada segment and $18.3 million in our Other segment.

Gross Profit

The gross profit percentage was 10.3% of consolidated net sales in the six months ended June 30, 2009, compared to 9.0% of consolidated net sales in the six months ended June 30, 2008. The change in the gross profit percentage was primarily due to the gross profit percentage increases in the U.S. Distribution, Europe and ProSys segments, partially offset by a gross profit percentage decrease of approximately 4.2% in the Miami, TotalTec, Canada and Other segments. U.S. Distribution gross profit percentage increased by 2.8% in the six months ended June 30, 2009 when compared to the corresponding period in 2008. The increase in U.S. Distribution gross profit percentage was primarily attributable to a higher percentage of sales to OEM customers. Also contributing to the increase in the U.S. Distribution gross profit percentage was the settlement and recognition in the first half of 2009 of $5.4 million of receivable credits (recorded as an increase in net sales) and $9.4 million of vendor credits (recorded as a reduction of cost of goods sold) received in prior periods. Europe segment gross profit percentage increased by 1.8% in the six months ended June 30, 2009 when compared to the corresponding period in 2008. This increase was primarily attributable to a higher percentage of sales of computer platforms, storage systems, disk drives, and all other products to OEM customers. ProSys segment gross profit percentage increased by 0.9% in the six months ended June 30, 2009 when compared to the corresponding period in 2008. This increase was primarily attributable to an increase in vendor rebates received in the three months ended June 30, 2009 when compared to the corresponding period in 2008. The decrease of approximately 4.2% in gross profit percentage in the Miami, TotalTec, Canada and Other segments was primarily attributable to a decrease in gross profit percentages resulting from lower margin sales to customers.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
SG&A expense	$112,637	$152,293	$(39,656)	(26.0)%
Percentage of net sales	7.9%	7.9%

The decrease in SG&A expense in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily attributable to a $14.2 million decrease in salaries and wages and employee benefit expense resulting from lower headcount due to layoffs, a $9.9 million decrease in commissions and bonus expenses due to lower sales volume, a decrease of $2.8 million in travel and entertainment expenses, a decrease of $2.3 million in insurance expense and a decrease of $1.4 million in bad debt expenses.

Professional Fees

Professional fees for audit, legal, tax and outside accounting advisor services decreased $3.5 million or 15.4% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the conclusion of our accounting investigations and restatements in 2008 and the resulting decrease in audit, legal and accounting advisor fees.

Restructuring Costs

In the six months ended June 30, 2009, we incurred restructuring costs of approximately $2.1 million related to severance and benefit costs associated with involuntary employee terminations in addition to costs associated with lease impairments. We expect to substantially complete this restructuring in 2009 and do not anticipate incurring additional costs associated with this restructuring going forward.

	Employee Termination Costs	Facility- Related Costs	Total
	(In thousands)
Restructuring obligations at December 31, 2008	$495	$386	$881
Additional restructuring cost	1,009	179	1,188
Foreign currency impact	(58)	—	(58)
Cash payments	(1,222)	(50)	(1,272)

Restructuring obligations at March 31, 2009	224	515	739
Additional restructuring cost	783	128	911
Foreign currency impact	67	—	67
Cash payments	(590)	(94)	(684)

Restructuring obligations at June 30, 2009	$484	$549	$1,033

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
Interest expense, net	$16,618	$18,975	$(2,357)	(12.4)%

The decrease in interest expense, net was attributable to a decrease in our weighted-average borrowings and lower average interest rates in the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. Our weighted-average borrowings in the six months ended June 30, 2009 were $347.1 million compared to $432.9 million in the six months ended June 30, 2008. The weighted-average interest rate in the six months ended June 30, 2009 was 5.6% compared to 6.1% in the six months ended June 30, 2008. Amortization of debt discount of $4.5 million and $3.9 million recorded under FSP APB 14-1 was included in the interest costs recorded for six months ended June 30, 2009 and 2008, respectively.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2009	2008	$	%
Other expense (income), net	$(2,138)	$(2,745)	$(607)	(22.1)%

The decrease in other expense (income), net was primarily attributable to a decrease in foreign currency transaction gains of $1.4 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Foreign currency transaction gains were $1.4 million in the six months ended June 30, 2009 compared to $2.8 million in the six months ended June 30, 2008. The decrease in foreign currency transaction gains was offset by an increase of $0.8 million in other expense (income), net, attributable to miscellaneous expense in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Income Taxes

The provision for income taxes for the six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Provision for income taxes	$4,765	$1,621
Effective tax provision rate	(204.9)%	(8.5)%

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

Our cash and cash equivalents totaled $26.7 million and $22.8 million at June 30, 2009 and December 31, 2008, respectively. Our cash and cash equivalents totaled $19.5 million at July 31, 2009.

As of June 30, 2009, we had accrued $5.7 million related to contingent state tax liabilities arising from the operation of our ProSys subsidiary prior to our acquisition of this business. We presently believe that the accrual is adequate to satisfy these liabilities and expect to make cash payments in satisfaction of these liabilities prior to March 31, 2010.

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

As a result of applying FSP APB 14-1 retrospectively to all periods presented, we recognized the following incremental effects on individual line items on the condensed consolidated statements of operations:

•

Incremental interest expense of $2.3 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and $4.5 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively (based upon an effective interest rate on the Company’s convertible debt of 14.74%); and

•

An increase in the net loss per basic and diluted share of $(0.07) and $(0.06) for the three months ended June 30, 2009 and 2008, respectively, and $(0.14) and $(0.12) for the six months ended June 30, 2009 and 2008, respectively.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $85.4 million and $39.7 million in the six months ended June 30, 2009 and 2008, respectively. Our accounts receivable decreased to $404.9 million at June 30, 2009 from $435.6 million at December 31, 2008, due primarily to lower sales volumes. Our inventories decreased to $217.5 million at June 30, 2009 from $230.7 million at December 31, 2008 due to our need to support our projected sales growth. Our accounts payable and cash overdraft increased to $297.0 million at June 30, 2009 from $274.7 million at December 31, 2008 as a result of a change in the timing of inventory purchases and receipts and our efforts to manage working capital.

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

As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we concluded that our disclosure controls and procedures and internal control over financial reporting were not effective based on the material weaknesses identified. These material weaknesses have continued through the quarter ended June 30, 2009. As a result of these material weaknesses, which we view as affecting an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that were identified in connection with the evaluation required by Rules 13a-15 and 15d-15 of the Exchange Act and that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June, 2008, the Company’s export subsidiary in the United Kingdom and one of the Company’s subsidiaries in France received notifications from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue tax deficiency notices against these subsidiaries for the failure to pay value added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006, in an amount, including penalties, of approximately €27.3 million ($38.3 million at an exchange rate of $1.40/€1.00 as of June 30, 2009). The Company’s subsidiaries are contesting the proposed assessments. The Company expects its U.K. export subsidiary to receive a tax collection notice in the near future. The Company intends to defend this matter vigorously and for its subsidiaries to avail themselves of all available defenses. We are not presently in a position to estimate a loss, if any, or a range of potential loss. As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of June 30, 2009 and December 31, 2008. A negative outcome of this matter could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

In February 2008, independent counsel to the Board, accompanied by our counsel, self-reported to the SEC as to the findings of the independent investigations conducted by special committees of the Board. The SEC initiated a non-public inquiry into certain of our accounting and financial reporting matters. In August 2009, the SEC entered a formal order of investigation. The investigation is ongoing and we continue to cooperate. We cannot predict the outcome of this inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical accounting practices. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon us fines, penalties or other remedies, which could have a material adverse effect on our results of operations and financial condition. As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of June 30, 2009 and December 31, 2008.

On December 29, 2008, John R. Campbell, an alleged shareholder of the Company, filed a purported shareholder’s derivative lawsuit in Superior Court of California for the County of San Mateo against the Company, as a nominal defendant, and 17 of our current and former officers and directors, as defendants, seeking to recover unspecified damages purportedly sustained by us in connection with our historical stock option granting practices. The matter is in the preliminary stages and, therefore, we are not in a position to estimate a loss, if any, or a range of potential loss. As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of June 30, 2009 and December 31, 2008. However, a negative outcome of this matter could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

Exhibit Index

Quarterly Report on Form 10-Q for the

Quarter Ended June 30, 2009

Exhibit No.	Description
3.2	Amended and Restated Bylaws of the Company (as amended through May 21, 2009). Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K on May 22, 2009.

10.1	Letter Agreement executed June 29, 2009, among Bell Microproducts Limited, other European-based subsidiaries of the Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.