Form 10-Q
period 2009-11-05
BELL MICROPRODUCTS INC
filed 2009-11-05
CIK 900708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-21528

BELL MICROPRODUCTS INC.
(Exact name of registrant as specified in its charter)

California	94-3057566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1941 Ringwood Avenue, San Jose, California  95131-1721

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares of registrant’s Common Stock outstanding as of October 30, 2009 was 31,894,719.

BELL MICROPRODUCTS INC.

INDEX TO FORM 10-Q

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and our industry in general.  Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “anticipate,” “outlook,” “preliminary,” “estimate,” “may,” “could,” “should,” “would,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements.  Forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:  our ability to comply with the financial covenants in our credit agreements; our ability to achieve cost reductions and other benefits in connection with our strategic initiatives; the circumstances resulting in the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004 and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures; the delisting of our common stock and our ability to successfully regain a listing on a national securities exchange; our ability to maintain compliance with the periodic reporting requirements of the Securities and Exchange Commission (“SEC”);  loss of or adverse effect on our supplier relationships, including the reduction or elimination of rebates offered by our manufacturers; our ability to accurately forecast customer demand and order sufficient product quantities; competition in the markets in which we operate; the fact that the products we sell may not satisfy shifting customer demand or compete successfully with our competitors’ products; our reliance on third parties to manufacture the products we sell; our reliance on credit provided by our manufacturers to finance our inventory purchases; risks related to our substantial indebtedness, including the inability to obtain additional financing for our operations on terms acceptable to us or at all; limitations on our operating and strategic flexibility under the terms of our debt agreements; our ability to attract and retain qualified personnel; risks associated with doing business abroad, including foreign currency risks; inability to identify, acquire and integrate acquired businesses; the outcome of any pending or future litigation or regulatory proceedings, including the current shareholder lawsuit, any claims or litigation related to the restatement of our consolidated financial statements, and our current state and foreign tax assessment matters; and the effects of a prolonged economic downturn.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report and other reports we file with the SEC, including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Throughout this Quarterly Report on Form 10-Q, all references to the “Company,” “Bell Micro,” “we,” “us” and “our” refer to Bell Microproducts Inc., a California corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BELL MICROPRODUCTS INC.

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except per share data

	September 30, 2009	December 31, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$24,402	$22,775
Accounts receivable, net	411,558	435,569
Inventories	235,755	230,652
Prepaid expenses and other current assets	27,895	19,191
Total current assets	699,610	708,187

Property and equipment, net	16,584	19,042
Goodwill	21,239	19,211
Other intangibles, net	7,056	9,315
Other long-term assets	20,604	26,371
Total assets	$765,093	$782,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$5,543	$10,527
Accounts payable	285,599	264,218
Borrowings under lines of credit	181,841	211,405
Current portion of long-term debt	11,083	10,286
Other accrued liabilities	81,429	94,658
Total current liabilities	565,495	591,094

Long-term debt, net of current portion	160,942	161,063
Other long-term liabilities	21,829	24,269
Total liabilities	748,266	776,426
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized; 31,895 and 31,744 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	233,174	231,432
Accumulated deficit	(222,926)	(217,500)
Accumulated other comprehensive income (loss)	6,579	(8,232)
Total shareholders’ equity	16,827	5,700
Total liabilities and shareholders’ equity	$765,093	$782,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)      Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”)).  See Note 1, “Summary of Significant Accounting Policies.”

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Operations (Unaudited)

In thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008 (1)	September 30, 2009	September 30, 2008 (1)

Net sales	$765,156	$880,730	$2,184,200	$2,810,693
Cost of sales	693,431	797,973	1,966,559	2,553,752
Gross profit	71,725	82,757	217,641	256,941
Selling, general and administrative expense	59,040	76,816	171,677	229,109
Professional fees(2)	2,906	17,053	21,932	39,543
Restructuring costs	—	59	2,099	2,340
Total operating expenses	61,946	93,928	195,708	270,992
Operating income (loss)	9,779	(11,171)	21,933	(14,051)
Interest expense, net	8,058	9,165	24,676	28,140
Other expense (income), net	(541)	8,377	(2,679)	5,632
Income (loss) before income taxes	2,262	(28,713)	(64)	(47,823)
Provision for (benefit from) income taxes	597	(457)	5,362	1,164
Net income (loss)	$1,665	$(28,256)	$(5,426)	$(48,987)
Net income (loss) per share:
Basic	$0.05	$(0.87)	$(0.17)	$(1.51)
Diluted	$0.05	$(0.87)	$(0.17)	$(1.51)
Shares used in per share calculation:
Basic	31,879	32,380	31,839	32,376
Diluted	32,575	32,380	31,839	32,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)      Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options.  See Note 1, “Summary of Significant Accounting Policies.”

(2)      Professional fees represent fees for audit, legal, tax and outside accounting advisor services.

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In thousands

	Nine Months Ended
	September 30, 2009	September 30, 2008 (1)

Cash flows from operating activities:
Net loss	$(5,426)	$(48,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,517	8,225
Amortization of debt issuance costs	2,791	2,114
Amortization of debt discount	7,237	6,370
Stock-based compensation expense	1,742	2,245
Provision for bad debts	6,029	9,637
(Gain) loss on property and equipment	(12)	23
Unrealized gains on currency remeasurement	(1,246)	(229)
Remeasurement of ProSys Derivative	(2,526)	2,801
Deferred taxes	(90)	(37)
Changes in assets and liabilities:
Accounts receivable	40,449	24,238
Inventories	2,564	110,710
Prepaid expenses	(8,089)	(7,420)
Other assets	(564)	(6,451)
Accounts payable and cash overdraft	10,369	(64,006)
Other accrued liabilities	(12,297)	(24,705)
Net cash provided by operating activities	49,448	14,528
Cash flows from investing activities:
Proceeds from sale of property and equipment	53	6
Purchases of property and equipment	(3,047)	(5,137)
Net cash used in investing activities	(2,994)	(5,131)
Cash flows from financing activities:
Net repayments under lines of credit	(33,033)	(2,356)
Debt financing costs	(350)	(2,494)
Borrowings under long-term notes payable	—	10,000
Payments under long-term notes payable and capital lease obligations	(7,166)	(7,605)
Repurchases of common stock	—	(893)
Net cash used in financing activities	(40,549)	(3,348)
Effect of exchange rate changes on cash and cash equivalents	(4,278)	(1,003)
Net increase in cash and cash equivalents	1,627	5,046
Cash and cash equivalents, beginning of period	22,775	40,348
Cash and cash equivalents, end of period	$24,402	$45,394
Supplemental cash flow information:
Interest paid	$14,515	$19,008
Income taxes paid	$2,548	$1,816
Income tax refunds	$(157)	$(2,007)
Supplemental non-cash investing activities:
Accrual of earnout payments for acquisitions	$402	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)      Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options.  See Note 1, “Summary of Significant Accounting Policies.”

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the periods presented have been included.  The Company's financial results for the three and nine months ended September 30, 2009 are not necessarily indicative of the Company’s expected financial results for the year ending December 31, 2009.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company currently has a substantial amount of indebtedness outstanding.  The related credit agreements require the Company to comply with a number of financial and other covenants, including a quarterly minimum fixed-charge coverage ratio based upon earnings.  The Company’s ability to continue as a going concern is dependent upon, among other factors, continuing to generate positive cash flows from operations, maintaining compliance with the provisions of its existing credit agreements and, when necessary, its ability to renew such agreements and/or obtain alternative or additional financing.

The Company has not generated consistent positive cash flows from operations in recent years.  Although the current economic environment is challenging, the Company has recently taken significant steps to control costs and improve operating results, including staff reductions, facility consolidations, reductions in capital spending, reductions in discretionary spending and tighter management of working capital.  The Company will take additional steps to control costs and improve operating results, as necessary, based upon various factors, such as future revenues and general economic conditions.  Although there can be no assurance, the Company currently believes it will generate sufficient cash flows from operations, maintain debt covenant compliance and be able to obtain alternative or additional financing, if needed, for the foreseeable future.  If the Company does not maintain compliance with its debt covenants and is unable to obtain waivers or amendments from its lenders, the lenders may exercise their option to demand repayment of the outstanding indebtedness.  Given the Company’s existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding the Company’s ability to continue as a going concern.

The Company evaluated subsequent events through November 5, 2009, the date these condensed consolidated financial statements were available for issuance and on which this Quarterly Report on Form 10-Q was filed with the SEC.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Adoption of New Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105-10”) (the “Codification”).  ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Company has included the references to the Codification, as appropriate, in these condensed consolidated financial statements.

Accounting for Convertible Notes

In May 2008, the FASB issued FASB ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FSP APB 14-1), which requires issuers of convertible debt securities within its scope to bifurcate these securities into a debt component and an equity component in a manner that reflects an issuer’s nonconvertible borrowing rate.  ASC 470-20 applies to the Company’s subordinated convertible notes issued on March 5, 2004 and is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  ASC 470-20 requires retrospective application to all periods presented.  Accordingly, the information presented for periods prior to January 1, 2009 has been adjusted for such retrospective application.

On January 1, 2009, the Company adopted the provisions of ASC 470-20.  The Company estimated the debt component (fair value of the convertible notes at issuance without the conversion feature) at approximately $58.2 million using a discounted cash flow method.  Key assumptions in determining this fair value estimate included the Company’s nonconvertible debt borrowing rate as of March 5, 2004, as well as the expected life of the debt, which is through March 2011, the first put date of the related debt.  The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the convertible notes and the debt component, after adjusting for the deferred tax impact.  The value of the conversion feature is accordingly reflected as a discount to reduce the initial $110.0 million carrying value of the debt to fair value without the conversion feature, and the discount is accreted as additional interest expense over the expected life of the debt.  Original debt issuance costs have also been allocated between other assets and equity on a proportional basis of the debt and equity components.

As a result of applying ASC 470-20 retrospectively to all periods presented, the Company recognized the following effects on individual line items on the condensed consolidated statements of operations:

•
Incremental interest expense of $2.3 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, and $6.8 million and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively; and

•
A decrease in the net income per basic and diluted share of $0.07 for the three months ended September 30, 2009, and increases in the net loss per basic and diluted share of $0.06 for the three months ended September 30, 2008, and $0.21 and $0.18 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the effect of the Company’s adoption of ASC 470-20 on its condensed consolidated balance sheet as of December 31, 2008:

	Condensed Consolidated Balance Sheet as of December 31, 2008
	As Previously Reported	ASC 470-20 Adjustments	As Adjusted
	(In thousands)
Prepaid expenses and other current assets	$19,779	$(588)	$19,191
Total current assets	708,775	(588)	708,187
Other long-term assets	18,545	7,826	26,371
Total assets	774,888	7,238	782,126
Long-term debt, net of current portion	183,547	(22,484)	161,063
Other long-term liabilities	15,751	8,518	24,269
Total liabilities	790,392	(13,966)	776,426
Common stock	201,701	29,731	231,432
Accumulated deficit	(208,973)	(8,527)	(217,500)
Total shareholders’ equity (deficit)	(15,504)	21,204	5,700

Financial Instruments, Concentration of Credit and Other Risks

Financial instruments consist of cash and cash equivalents, foreign exchange forward contracts, interest rate swap agreements, accounts receivable, accounts payable and short-term debt obligations.  The fair value of these financial instruments approximates their carrying value as of September 30, 2009 and December 31, 2008, due to the nature of these instruments or their short-term maturity.  Financial instruments also include long-term debt, the fair value of which is included in Note 4 – Lines of Credit and Long-Term Debt.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains allowances for estimated collection losses.

Other Recently Issued Accounting Standards

In August 2009, the FASB issued Accounting Standard Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”).  This update provides amendments to ASC Topic 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities.  The Company will adopt ASU 2009-05 for all financial liabilities in the fourth quarter of 2009.  The Company will adopt ASU 2009-05 for all non-financial liabilities in the first quarter of 2010 when the Company fully adopts ASC 820-10.  Although the Company will continue to evaluate the application of ASC 820-10 and this update for its non-financial liabilities, the Company does not expect the adoption of ASU 2009-05 to have a material effect on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is evaluating the effect the adoption of ASU 2009-13 and ASU 2009-14 will have on its consolidated financial statements.

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

Effective in March 2008, the Company’s common stock was suspended from trading on the Nasdaq Global Market.  Consequently, in the first quarter of 2008, the Company experienced a significant decline in the market value of its stock.  The Company’s market capitalization was significantly lower than its book value and the Company believed that it was more likely than not that the fair value of its reporting units had dropped below their respective carrying values.  The Company performed an interim goodwill impairment test at March 31, 2008, and determined that there was no indication of impairment when the fair value of each reporting unit was compared to its carrying value, including existing goodwill.

At December 31, 2008, the Company performed its annual goodwill impairment test and recorded a goodwill impairment charge of $3.5 million in the TotalTec reporting unit and a goodwill impairment charge of $2.4 million in the Net Storage reporting unit, for a total goodwill charge of $5.9 million in 2008.

During the three and nine months ended September 30, 2009, there were no other indicators of impairment related to the Company’s goodwill and intangible assets.

Goodwill balances at December 31, 2008 and September 30, 2009 and changes therein in the applicable reportable segments were as follows (in thousands):

	U.S. Distribution	Other	Total
Balance at December 31, 2008	$8,487	$10,724	$19,211
Contingent purchase price adjustment	—	402	402
Currency translation adjustment	—	1,626	1,626
Balance at September 30, 2009	$8,487	$12,752	$21,239

The carrying values and accumulated amortization of intangible assets at September 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	Estimated	As of September 30, 2009
Intangible Assets	Useful Life for Amortization	Gross Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2-6 years	$3,061	$2,360	$701
Trade names	20 years	2,500	449	2,051
Customer/supplier relationships	4-10 years	14,381	10,317	4,064
Internally-developed software	5 years	600	360	240
Total		$20,542	$13,486	$7,056

	Estimated	As of December 31, 2008
Intangible Assets	Useful Life for Amortization	Gross Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2-6 years	$3,008	$2,055	$953
Trade names	20 years	2,500	355	2,145
Customer/supplier relationships	4-10 years	13,996	8,109	5,887
Internally-developed software	5 years	600	270	330
Total		$20,104	$10,789	$9,315

The weighted average amortization period of all intangible assets was approximately seven years as of September 30, 2009 and December 31, 2008.

Amortization expense, using the straight line method, was $0.8 million and $0.8 million in the three months ended September 30, 2009 and 2008, respectively, and $2.4 million and $2.6 million in the nine months ended September 30, 2009 and 2008, respectively.

The Company estimates future amortization expense for these intangible assets through 2013 and thereafter as follows (in thousands):

Years Ending December 31,	Amount
2009 (1)	$805
2010	2,883
2011	1,456
2012	214
2013	178
Thereafter	1,520
Total	$7,056

(1)      Represents estimated amortization for the three months ending December 31, 2009.

Note 3 — Balance Sheet Components

	September 30, 2009	December 31, 2008
	(in thousands)
Accounts receivable, net:
Accounts receivable	$435,208	$458,173
Less: allowance for doubtful accounts	(23,650)	(22,604)
	$411,558	$435,569
Property and equipment:
Computer and other equipment	$52,234	$47,682
Land and buildings	3,567	3,720
Furniture and fixtures	5,609	5,190
Warehouse equipment	3,849	3,668
Leasehold improvements	12,815	11,326
	78,074	71,586
Less: accumulated depreciation and amortization	(61,490)	(52,544)
	$16,584	$19,042

Total depreciation expense was $2.3 million and $1.9 million in the three months ended September 30, 2009 and 2008, respectively, and $6.2 million and $5.6 million in the nine months ended September 30, 2009 and 2008, respectively.

Note 4 — Lines of Credit and Long-Term Debt

Borrowings Under Lines of Credit

	September 30, 2009	December 31, 2008
	(in thousands)
Western Facility	$83,677	$118,629
IBM and Kreditbank Facilities	13,434	22,889
Bank of America Facility	24,344	23,156
GE Commercial Distribution Finance Facility	51,804	44,223
Banco de Chile	4,391	—
Banco Internacional	2,183	—
Intel Corporation Facility	2,008	2,508
Total borrowings under lines of credit	$181,841	$211,405

Long-Term Debt
	September 30, 2009	December 31, 2008
	(in thousands)
3.75% convertible subordinated notes, due 2024 (1)	$94,494	$87,516
9.0% senior subordinated 2008 notes	47,731	51,520
9.0% senior subordinated 2006 notes	29,574	32,026
Other, fair values approximate carrying value	226	287
Total term debt	172,025	171,349
Less: current portion of long-term debt	(11,083)	(10,286)
Total long-term debt	$160,942	$161,063

(1)      Net of debt issuance costs of approximately $0.4 million and $0.7 million at September 30, 2009 and December 31, 2008, respectively.

The estimated fair market value is as follows:
	September 30, 2009	December 31, 2008
	(in thousands)
3.75% convertible subordinated notes, due 2024	$84,425	$18,929
Other term debt	81,944	73,235

Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data (Level 2 inputs; see Note 12 – Fair Value Measurements).

In February 2009, the Company determined that, for the quarter ended December 31, 2008, it would not be in compliance with the fixed-charge coverage ratio covenant under the terms of the amended and restated loan and security agreement that the Company entered into on September 29, 2008 with Wachovia Capital Finance Corporation (Western), as agent for lenders under a revolving line of credit (the “Western Facility”).  The lenders under the Western Facility agreed to waive this requirement by modifying the terms of the agreement to remove this obligation for the fourth quarter of 2008 and modify the requirement in subsequent quarters.  In February 2009, the Company also determined that it would not be in compliance with a consolidated net worth covenant under the terms of its agreements with certain funds generally referred to as The Retirement Systems of Alabama (the “RSA”) for the quarter ended December 31, 2008.  The RSA agreed to waive this requirement, amend these agreements to delete the consolidated net worth covenant and replace it with the same minimum fixed-charge coverage ratio covenant required under the Western Facility.  In addition, the Company determined in February 2009 that its ProSys subsidiary had failed to meet its financial covenants under its facility with GE Commercial Distribution Finance (“CDF”) for the 12 months ended June 30, 2007.  In February 2009, the Company received a waiver of any default occurring under the CDF facility prior to January 1, 2008 and it entered into an amendment of the agreement with CDF in March 2009.  The Company believes that, as of September 30, 2009, it was in compliance with the covenants contained in all of its debt agreements.

Contingent Convertible Debt

The Company has outstanding $110.0 million aggregate principal amount of convertible subordinated notes (the “Notes”).  The Notes mature on March 5, 2024 and bear interest at the rate of 3.75% per year on the principal amount, payable semi-annually.  Holders of the Notes may convert the Notes any time on or before the maturity date if certain conversion conditions are satisfied.  Upon conversion of the Notes, the Company will be required to deliver, in respect of each $1,000 principal amount of Notes, cash in an amount equal to the lesser of (1) the principal amount of each Note to be converted and (2) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price.  The holders of the Notes can require the Company purchase for cash all or a portion of the Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change in control, at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.  The conversion rate is 91.2596 shares of common stock per Note with a principal amount of $1,000 and is equivalent to an initial conversion price of approximately $10.96 per share.  The conversion rate is subject to adjustment upon the occurrence of certain events.  For a more detailed description of the Notes, see Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company adopted the provisions of ASC 470-20 (formerly FSP APB 14-1) on January 1, 2009, with retrospective application to prior periods (see Note 1 – Summary of Significant Accounting Policies).  At September 30, 2009, the Company’s contingent convertible debt outstanding was $95.0 million, consisting of outstanding principal of $110.0 million and unamortized discount of $15.0 million.  The discount of $15.0 million at September 30, 2009 will be amortized through March 2011, the initial put date of the debt.  At December 31, 2008, the Company’s contingent convertible debt outstanding was $88.2 million, consisting of principal of $110.0 million and unamortized discount of $21.8 million.  Due to the retrospective adoption of ASC 470-20, the effective interest rate recorded by the Company on its outstanding convertible debt for all periods presented was 14.74%.  The Company recorded interest expense related to the contingent convertible debt of $3.3 million in the three months ended September 30, 2009, consisting of $1.0 million of interest paid in cash and $2.3 million resulting from amortization of the discount.  The Company recorded interest expense related to the contingent convertible debt of $9.8 million in the nine months ended September 30, 2009, consisting of $3.0 million of interest paid in cash and $6.8 million resulting from amortization of the discount.  The Company recorded interest expense related to the contingent convertible debt of $3.0 million in the three months ended September 30, 2008, consisting of $1.0 million of interest paid in cash and $2.0 million resulting from amortization of the discount.  The Company recorded interest expense related to the contingent convertible debt of $8.9 million in the nine months ended September 30, 2008, consisting of $3.0 million of interest paid in cash and $5.9 million resulting from amortization of the discount.  At September 30, 2009, the net carrying value of the conversion feature for the contingent convertible debt outstanding recorded in common stock was $49.9 million.

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

The Company’s restructuring costs include employee severance, costs related to leased facilities and other costs associated with the exit of certain contractual agreements due to facility closures.  The Company’s intent in these activities is to shift the Company’s distribution capacity to locations with higher efficiencies and, in most instances, lower costs and better utilization of the Company’s overall existing distribution capacity.  These changes enhance the Company’s ability to provide cost-effective distribution service offerings, which may enable it to retain and expand the Company’s existing relationships with customers and attract new business.

In the nine months ended September 30, 2009, the Company incurred restructuring costs of approximately $2.1 million related to severance and benefit costs associated with involuntary employee terminations in addition to costs associated with lease impairments.  The Company expects to complete its planned restructuring activities in 2009 and does not anticipate incurring additional costs associated with this restructuring thereafter.

	Employee Termination Costs	Facility-Related Costs	Total
	(In thousands)
Restructuring obligations at December 31, 2008	$495	$386	$881
Additional restructuring costs	1,009	179	1,188
Foreign currency impact	(58)	—	(58)
Cash payments	(1,222)	(50)	(1,272)
Restructuring obligations at March 31, 2009	224	515	739
Additional restructuring costs	783	128	911
Foreign currency impact	67	—	67
Cash payments	(590)	(94)	(684)
Restructuring obligations at June 30, 2009	484	549	1,033
Cash payments	(475)	(94)	(569)
Restructuring obligations at September 30, 2009	$9	$455	$464

Note 6 — Stock-Based Compensation Plans

In 1998, the Company adopted the 1998 Stock Plan, which included terms under which the Company may grant equity awards, including incentive and non-qualified stock options and restricted stock units (“RSUs”), to employees and members of the Company’s Board of Directors (the “Board”).  Stock options granted to employees vest annually over a four-year period beginning on the one-year anniversary of the grant date.  Stock options granted to directors vested immediately.  Generally, the term of each employee option is five years from the date of grant and the term of each director option is ten years from the date of grant, as provided in each respective option agreement.  In May 2008, the 1998 Stock Plan expired.  On May 21, 2009, the Board approved the 2009 Equity Incentive Plan (the “Plan”), subject to approval by the Company’s shareholders.  On August 19, 2009, the Company’s shareholders approved the Plan and authorized the issuance of: (1) 6,225,000 shares of common stock pursuant to the Plan, subject to adjustment as provided in the Plan, and (2) up to a maximum of 3,950,000 additional shares upon the expiration, forfeiture or repurchase of outstanding awards under the 1998 Stock Plan.  On August 20, 2009, the Board amended and restated the Plan, incorporating certain non-substantive changes.

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

There were no options exercised during the three and nine months ended September 30, 2009 and 2008.  During the three and nine months ended September 30, 2009, options for 4,493,872 shares of the Company’s common stock were granted to certain eligible employees.  There were no options granted during the three months ended September 30, 2008.  During the nine months ended September 30, 2008, options for 1,232,500 shares of the Company’s common stock were granted to certain eligible employees.  There were no RSUs granted during the three and nine months ended September 30, 2009.  There were no RSUs granted during the three months ended September 30, 2008.  During the nine months ended September 30, 2008, RSUs for 925,708 shares of the Company’s common stock were granted to certain eligible employees.

Total stock-based compensation expense of $0.5 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  Total stock-based compensation expense of $1.8 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively, was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 7 — Commitments and Contingencies

In June 2008, the Company’s export subsidiary in the United Kingdom and one of the Company’s subsidiaries in France received notifications from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue tax deficiency notices against these subsidiaries for the failure to pay value-added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006, in an amount, including interest and penalties, of approximately €27.3 million ($39.9 million using the exchange rate of $1.46/€1.00 as of September 30, 2009).  The Company’s subsidiaries are contesting the proposed assessments.  The Company expects its U.K. export subsidiary to receive a tax collection notice in the near future.  The Company intends to defend this matter vigorously and for its subsidiaries to avail themselves of all available defenses.  The Company is not presently in a position to estimate a loss, if any, or a range of potential loss.  As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of September 30, 2009 and December 31, 2008.  A negative outcome of this matter could have a material adverse impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In February 2008, independent counsel to the Board, accompanied by counsel for the Company, self-reported to the SEC the findings of the independent investigations conducted by special committees of the Board.  The SEC initiated a non-public inquiry into certain of the Company’s accounting and financial reporting matters.  In August 2009, the SEC entered a formal order of investigation.  The investigation is ongoing, and the Company continues to cooperate.  The Company cannot predict the outcome of this inquiry or whether it will face additional government inquiries, investigations or other actions related to its historical accounting practices.  An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon the Company fines, penalties or other remedies, which could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations and cash flows.  As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of September 30, 2009 and December 31, 2008.

On December 29, 2008, John R. Campbell, an alleged shareholder of the Company, filed a purported shareholder’s derivative lawsuit in Superior Court of California for the County of San Mateo against the Company, as a nominal defendant, and 17 current and former officers and directors of the Company, as defendants, seeking to recover damages purportedly incurred by the Company in connection with its historical stock option granting practices.  The matter is in the preliminary stages and, therefore, the Company is not in a position to estimate a loss, if any, or a range of potential loss.  As no amount of potential loss is both probable and estimable, no accrual has been made in the condensed consolidated financial statements as of September 30, 2009 and December 31, 2008.  However, a negative outcome with respect to this matter could have a material adverse impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

The Company is subject to legal proceedings and claims that arise in the normal course of business.  Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 8 — Segment and Geographic Information

The Company has ten operating segments and seven reportable segments for the three and nine months ended September 30, 2009 and 2008.

The following are the Company’s reportable segments:

U.S. Distribution	Miami
Europe	Canada
ProSys	Other
TotalTec

The U.S. Distribution segment is determined based on geography and client base.  The Europe, TotalTec, Miami, Canada and ProSys segments represent operating segments that individually met the quantitative threshold reporting requirements of GAAP.  The Other segment represents operating segments that were combined as they share a majority of the reportable segment aggregation criteria of GAAP and do not individually or in the aggregate meet the quantitative threshold reporting requirements of GAAP.  The Other segment includes Rorke Data and certain in-country operations in Latin America (Brazil, Chile and Mexico).

Financial information for each of the Company’s seven reportable segments is summarized below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
U.S. Distribution	$182,903	23.9	$223,673	25.4%	$513,757	23.5%	$672,235	23.9%
Europe	299,602	39.2	343,201	39.0	896,076	41.0	1,150,074	40.9
ProSys	115,892	15.1	96,379	10.9	280,830	12.9	342,593	12.2
TotalTec	10,030	1.3	10,384	1.2	24,587	1.1	34,317	1.2
Miami	87,703	11.5	123,562	14.0	262,588	12.0	342,274	12.2
Canada	25,904	3.4	29,123	3.3	76,741	3.5	97,574	3.5
Other	43,122	5.6	54,408	6.2	129,621	6.0	171,626	6.1
Total net sales	$765,156	100.0%	$880,730	100.0%	$2,184,200	100.0%	$2,810,693	100.0%
Operating income (loss):
U.S. Distribution	$1,557	15.9%	$(11,762)	(105.3)%	$(967)	(4.4)%	$(26,353)	(187.5)%
Europe	2,099	21.5	(931)	(8.3)	13,335	60.8	1,801	12.8
ProSys	4,237	43.3	(874)	(7.8)	2,722	12.4	941	6.7
TotalTec	288	2.9	(1,257)	(11.3)	(907)	(4.1)	(714)	(5.1)
Miami	626	6.4	1,181	10.6	3,833	17.5	4,389	31.2
Canada	1,028	10.5	1,589	14.2	2,101	9.6	4,349	31.0
Other	(56)	(0.5)	883	7.9	1,816	8.2	1,536	10.9
Total operating income (loss)	$9,779	100.0%	$(11,171)	(100.0)%	$21,933	100.0%	$(14,051)	(100.0)%

Note 9 — Derivative Instruments

The Company uses derivative instruments, principally forward and swap contracts, to manage the risk associated with changes in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations.  The Company monitors its positions with, and the credit quality of, the financial institutions that are party to these financial transactions.  The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions.  From time to time, the Company uses interest rate swap agreements to hedge the fair value of its fixed-rate debt obligations.  Under an interest rate swap contract, the Company agrees to receive a fixed-rate payment (in most cases equal to the stated coupon rate of the debt being hedged) in exchange for a floating-rate payment.  Currently, the Company has no outstanding interest rate swap contracts.

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

At September 30, 2009 and December 31, 2008, the Company had outstanding foreign exchange forward contracts with a total notional amount of approximately $65.5 million and $75.5 million, respectively, which were not designated in hedging relationships.  These contracts will settle in British pounds, Euros, Chilean pesos, Mexican pesos and U.S. dollars.

For all derivative transactions, the Company is exposed to counterparty credit risk to the extent that the counterparties may not be able to meet their obligations to the Company.  To manage the counterparty risk, the Company enters into derivative transactions only with major financial institutions.

The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	Fair Value
As of September 30, 2009:
Derivative instruments not designated as hedges:
ProSys Derivative	Other long-term liabilities	$(1,460)
Total derivative instruments not designated as hedging instruments		$(1,460)

As of December 31, 2008:
Derivative instruments designated as hedges:
Cross-currency swap designated as a net investment hedge	Other long-term liabilities	$(744)
Total derivative instrument designated as a hedging instrument		$(744)
Derivative instruments not designated as hedges:
ProSys Derivative	Other long-term liabilities	$(4,391)
Total derivative instruments not designated as hedging instruments		$(4,391)
Total		$(5,135)

The effect of derivative instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended September 30, 2009:
Derivative instruments not designated as hedges:
ProSys Derivative	Selling, general and administrative expense	$2,374
Foreign exchange contracts	Cost of sales	1,325
Total		$3,699

Nine Months Ended September 30, 2009:
Derivative instruments not designated as hedges:
ProSys Derivative	Selling, general and administrative expense	$2,933
Foreign exchange contracts	Cost of sales	5,940
Total		$8,873

Three Months Ended September 30, 2008:
Derivative instruments not designated as hedges:
Foreign exchange contracts	Cost of sales	$(209)
Total		$(209)

Nine Months Ended September 30, 2008:
Derivative instruments not designated as hedges:
Foreign exchange contracts	Cost of sales	$(2,479)
Total		$(2,479)

ProSys Derivative

At the time of the acquisition of ProSys Information Systems, Inc. (“ProSys”) on October 2, 2006, the Company and the former shareholders of ProSys (the “Holders”) entered into a registration rights agreement obligating the Company to file a registration statement with the SEC to register the resale of 1.72 million shares of the Company’s common stock used as part of the consideration in the purchase transaction, within 60 days of the closing date of the acquisition.  On April 30, 2007, the Company and the Holders entered into an amendment to the registration rights agreement.  The amendment provided that, in exchange for an extension of the time to register the shares, the Company would provide the Holders with cash or Company common stock necessary to make up the positive difference between the per share price of the Company common stock on the date the registration statement was declared effective and $4.93 (the “Issue Price”).  The Issue Price was the price used to determine the share value for purposes of determining the consideration for the purchase transaction, as well as a put right to the Company at the Issue Price in certain circumstances, for those shares not subject to restriction on sale under the registration rights agreement.  On February 5, 2008, the Company entered into a memorandum of understanding with the Holders that required the Company to pay an advance against potential contingent consideration due to the Holders in exchange for an extension on the previously granted put right through September 30, 2008.  On August 26, 2008, the Company and the Holders entered into a second amendment to the registration rights agreement under which the Company agreed to purchase from the Holders all of the right, title and interest in 710,036 shares of the purchase consideration common stock at the Issue Price, in exchange for granting the Holders a right to put the remaining 1,014,336 shares to the Company at the Issue Price if the Company had not filed all of its delinquent SEC periodic reports by October 31, 2009 (the “contingent put option”).  If the Company was no longer delinquent in its SEC periodic reports on October 31, 2009, once the remaining 1,014,336 shares became salable in the open market, the Company agreed to pay the Holders the positive difference between the Issue Price and the open market sale price (“Price Protection”).  In September 2009, the Company regained compliance with its SEC periodic reporting obligations, which had the effect of terminating the contingent put option, however, the Price Protection remained outstanding as of September 30, 2009.

The contingent put option and the Price Protection represent derivative instruments issued by the Company that were required to be recorded at fair value.  Based on the terms described above for each, only one of these derivative instruments, and not both, could eventually be exercised by the Holders thereby limiting the maximum liability to the Company under the agreements discussed above.  Prior to the expiration of the contingent put option, the Company recorded a derivative liability equal to the greater of the fair value of the Price Protection or the contingent put option, reflective of the fact that only one of the instruments could be exercised at any point in time.  Due to the expiration of the contingent put option, the derivative liability was valued solely based on the Price Protection as of September 30, 2009.  Changes in fair value are recorded as compensation expense in “selling, general and administrative expense” in the condensed consolidated statements of operations.  The derivative liability, which was included in “other accrued liabilities” in the Company’s consolidated balance sheets, totaled $1.5 million at September 30, 2009, and $4.4 million at December 31, 2008.  The contingent put option and the Price Protection are collectively referred to herein as the “ProSys Derivative.”

The Company paid an aggregate of $3.5 million for the 710,036 shares purchased pursuant to the second amendment to the registration rights agreement.  The amount paid in excess of the Company’s share price on August 26, 2008 totaled $1.9 million, which was recorded in “selling, general and administrative expense.”  In October 2009, the Company entered into a settlement agreement with the Holders under which all obligations related to the Price Protection will be terminated in exchange for cash payments to be made by the Company on or before December 31, 2009.  See Note 14 – Subsequent Events.

Note 10 — Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$1,665	$(28,256)	$(5,426)	$(48,987)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale security	(7)	(14)	4	(18)
Net unrealized gain (loss) on derivative instrument, net of tax instrument, net of tax	—	938	(55)	239
Foreign currency translation adjustments	536	(16,597)	14,862	(15,434)
Comprehensive income (loss)	$2,194	$(43,929)	$9,385	$(64,200)

Accumulated unrealized foreign currency translation gains were $6.9 million at September 30, 2009 and $15.5 million at September 30, 2008.  Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

Note 11 — Net Income (Loss) Per Share

Basic and diluted income (loss) per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  For the three months ended September 30, 2009, diluted EPS reflects the potential dilution that could occur if stock options, RSUs and warrants were exercised using the treasury stock method, or the if-converted method were applicable.  For the nine months ended September 30, 2009 and 2008, and the three months September 30, 2008, the calculation of diluted EPS does not give effect to potentially dilutive common shares outstanding during the period, including stock options and warrants using the treasury stock method, and convertible debt using the if-converted method, as their effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic income (loss) per share:
Net income (loss)	$1,665	$(28,256)	$(5,426)	$(48,987)
Shares used in computation:
Weighted average common shares outstanding	31,879	32,380	31,839	32,376
Basic income (loss) per share instrument, net of tax	$0.05	$(0.87)	$(0.17)	$(1.51)
Diluted income (loss) per share:
Net income (loss)	$1,665	$(28,256)	$(5,426)	$(48,987)
Shares used in computation:
Weighted average common shares outstanding	31,879	32,380	31,839	32,376
Employee stock options	18	—	—	—
Restricted stock units	678	—	—	—
Weighted average number of shares	32,575	32,380	31,839	32,376
Diluted income (loss) per share	$0.05	$(0.87)	$(0.17)	$(1.51)

For the calculation of EPS for the three months ended September 30, 2009, options to purchase 7,313,900 shares of the Company’s common stock and warrants for 125,000 shares of the Company’s common stock were excluded from the calculation of diluted EPS because they were antidilutive.  For the calculation of EPS for the nine months ended September 30, 2009, RSU awards for 731,229 shares of the Company’s common stock, options to purchase 7,471,400 shares of the Company’s common stock and warrants to purchase 125,000 shares of the Company’s common stock were excluded from the calculation of diluted EPS because they were anti-dilutive.  For the calculation of EPS for the three and nine months ended September 30, 2008, RSU awards for 1,066,583 shares of the Company’s common stock, options to purchase 4,175,842 shares of the Company’s common stock and warrants to purchase 125,000 shares of the Company’s common stock were excluded from the calculation of diluted EPS because they were anti-dilutive.

Note 12 — Fair Value Measurements

The Company estimates the fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes.  Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that the Company would realize upon disposition.

The fair value hierarchy consists of three broad levels, which are described below:

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

Level 3
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to fair value measurement and includes in Level 3 all of those whose fair value is based on significant unobservable input.

Assets and liabilities measured at fair value on a recurring basis include the following at September 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Available-for-sale security	$26	$—	$—	$26
ProSys Derivative	—	—	(1,460)	(1,460)
	$26	$—	$(1,460)	$(1,434)

The change in the fair value of the contingent put option/price protection liability recorded to earnings in the three and nine months ended September 30, 2009 was a gain of $2.4 million and a gain of $2.9 million, respectively.  The change in the fair value of the contingent put option/price protection liability recorded to earnings in the three and nine months ended September 30, 2008 was a loss of $0.4 million.

Assets and liabilities measured at fair value on a recurring basis include the following at December 31, 2008 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Available-for-sale security	$22	$—	$—	$22
Cross-currency interest rate swap	—	(744)	—	(744)
ProSys Derivative	—	—	(4,391)	(4,391)
	$22	$(744)	$(4,391)	$(5,113)

Available-For-Sale Security

The Company has an equity ownership interest in CHDT Corporation, which is accounted for as an available-for-sale security.  The fair value of the Company’s available-for-sale security is as follows at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Cost basis	$80	$80
Unrealized holding loss	(54)	(58)
Fair value	$26	$22

The fair value of this investment is included in “other current assets” in the Company’s condensed consolidated balance sheets and the related net unrealized holding losses are included in “accumulated other comprehensive income (loss)” in the shareholders’ equity section in the Company’s condensed consolidated balance sheets.

ProSys Derivative

The Company utilizes the Black-Sholes option pricing model for determining the estimated fair value of the ProSys Derivative (Level 3).  In the Black-Scholes valuation calculation, the Company made estimates of key assumptions such as future stock price volatility, expected term and risk free rates.  The expected stock price volatility is based on the historical volatility of the Company’s stock.  The expected term is based upon the Company’s estimate of the life of the ProSys Derivative.  The risk-free rate is based on the U.S. Treasury yield curve in effect at each valuation date.  For further information regarding the contingent put option and Price Protection, see Note 9 — Derivative Instruments.

Foreign Exchange Contracts

The Company enters into foreign exchange forward, option or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months.  Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued.  The Company does not enter into foreign exchange contracts for trading purposes.  The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts is estimated using market quotes obtained from brokers (Level 2).  The notional amount of the foreign exchange contracts at September 30, 2009 and December 31, 2008 was $65.5 million and $75.5 million, respectively.  The carrying amount of these foreign exchange contracts approximates their fair value as of September 30, 2009 and December 31, 2008, due to their short-term maturity.

Note 13 — Income Taxes

The Company’s effective tax rates were 26.4% and (1.6)% for the three-month periods ended September 30, 2009 and 2008, respectively.  The Company’s effective tax rates were (8,378.1)% and (2.4)% for the nine-month periods ended September 30, 2009 and 2008, respectively.  The Company’s effective tax rates and tax provisions are impacted significantly by the geographic distribution of the Company’s worldwide earnings.  Although the Company had taxable income, mainly in the United Kingdom, for the nine months ended September 30, 2009, the Company, as a whole, had insignificant worldwide earnings before taxes.  Accordingly, the Company was not able to realize tax benefits in jurisdictions with loss carry forwards, mainly the United States, because of the Company’s decision to continue to maintain full valuation allowances.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable.  Based on the available objective evidence, management believes it is more likely than not that the domestic and certain foreign net deferred tax assets will not be realizable.  Accordingly, the Company has provided a full valuation allowance against its domestic and certain foreign deferred tax assets, net of deferred tax liabilities, as of September 30, 2009 and December 31, 2008.  In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business.  The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

The unrecognized tax benefits related to ASC 740-10, (Income Taxes), if recognized, would impact the income tax provision by $8.0 million and $8.1 million as of September 30, 2009 and 2008 respectively.  The Company has elected to include interest and penalties as a component of tax expense.  At December 31, 2008, the Company had $1.9 million accrued for estimated interest and penalties.  For the nine months ended September 30, 2009, the recorded income tax expense included estimated interest and penalties of $0.2 million.

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

The Company has also been informed by certain state and foreign taxing authorities that it was selected for examination.  Most state and foreign jurisdictions have three or four open tax years at any point in time.  The field work for certain state audits has commenced and was at various stages of completion as of September 30, 2009.

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

On January 1, 2009, the Company adopted ASC 470-20, which requires retrospective application for the first quarter of fiscal year 2004 and all periods thereafter.  The Company recorded a deferred tax liability of $20.2 million in the three months ended March 31, 2004 for the effect of the basis difference associated with the liability component of its 3.75% convertible subordinated notes.  Since the Company established a full valuation allowance on virtually all of its U.S. deferred tax assets as of December 31, 2006, there was no cumulative income tax benefits related to the amortization expense of the debt discount as of the adoption date.  To the extent the Company continues to maintain its valuation allowance for its U.S. deferred tax assets, future reversal of the deferred tax liability associated with the amortization of the debt discount will result in a corresponding adjustment to valuation allowance.

As previously disclosed, based on an analysis performed in June 2009, the Company believed that it had likely experienced a change of control, as defined under Internal Revenue Code Section 382, during 2008.  Accordingly, the Company decreased its deferred tax assets at December 31, 2008 by $28.0 million based upon the estimated statutory limitations in annual net operating loss carry-forward recognition and loss carry-forward time periods for both federal and state purposes.  As the Company maintained a full valuation allowance on its deferred tax assets, the reduction in deferred tax assets resulted in a corresponding reduction in the valuation allowance by $28.0 million.  In the third quarter of 2009, prior to completing its condensed consolidated financial statements for the quarter ended March 31, 2009, the Company obtained additional information that upon analysis resulted in the conclusion that there had not actually been a change of control in 2008.  Therefore, as of March 31, 2009, the Company increased its deferred tax assets by $28.0 million and increased the corresponding valuation allowance associated with this asset by $28.0 million.

Note 14 — Subsequent Events

On October 13, 2009, the Company and the former shareholders of ProSys (the “Holders”) entered into a settlement agreement covering all claims relating to the earn out payments agreed to at the time the Company acquired ProSys.  The settlement obligates the Company to pay to the Holders $1.5 million by October 20, 2009 and an additional $3.3 million on or before December 31, 2009.  Once these payments are made, the Company has no further obligations related to the Price Protection granted to the Holders.  In addition, the Company agreed to relieve the Holders of any liability arising out of the contingent state sales tax liabilities incurred prior to the Company’s acquisition of ProSys.  As of September 30, 2009, the Company had accrued $6.6 million related to these contingent state sales tax liabilities.

On October 13, 2009, the Company initiated the cessation of operations of its Italian subsidiary, Bell Microproducts S.r.l.  As a result, the Company expects to incur approximately $1.0 million to $2.0 million in restructuring costs related to employee severance and lease terminations in the three months ending December 31, 2009.  The Company expects to substantially complete this restructuring activity in 2009 and does not expect to incur additional costs associated with this restructuring thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

Founded in 1988, Bell Microproducts Inc., a California corporation, is a leading distributor and value-added reseller of data storage and server products and solutions, computer component products and peripherals, as well as a variety of software applications.  We also design and integrate systems through our value-added division, and provide customers with a variety of services, such as system configuration, product installation, post-sale service and support and supply chain management.  Bell Micro markets and distributes products at all levels of integration, from components to fully integrated, tested and certified systems.  We carry over 400 brand name product lines worldwide, as well as our own proprietary Rorke® and Galaxy® data storage products and our Markvision consumer electronics and computer products.  Across our product lines, we emphasize our ability to combine our extensive product portfolio with comprehensive value-added and supply chain services.

We offer component-level products that include disk, tape and optical drives, processors, memory, motherboard and computer input and output products, flat panel displays and related products and other data storage and custom-configured computer products.  Our offerings also include value-added services such as system design, integration, installation, maintenance and other consulting services combined with a variety of data storage, server and other computer hardware and software products.  We also offer supply chain services such as consignment, bonding and end-of-life management programs.  In addition, at the system level, we offer a variety of data storage systems, including direct attached storage, network attached storage and storage area network systems, as well as servers and other computer platforms, tape drive systems, tape libraries and related software.  Our access to a wide range of products and technologies, together with our extensive technical capabilities, allows us to tailor high-quality hardware, software and service solutions for each customer’s specific requirements.  Customers can purchase our components or systems as stand-alone products, or in combination with our value-added and supply chain services.  We are organized to service different customer needs with a specific sales team for each of the original equipment manufacturer, value-added reseller, contract manufacturer, integration and end-user customer types.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities.  Actual results could differ materially from these estimates.  Critical accounting policies and significant estimates include revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, stock-based compensation, accounting for income taxes, valuation of goodwill and intangible and long-lived assets, acquisitions, restructuring and related impairment costs, loss contingencies and vendor programs.  The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2009 are consistent with those discussed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.6	90.6	90.0	90.9
Gross profit	9.4	9.4	10.0	9.1
Operating expenses:
Selling, general and administrative	7.7	8.7	7.9	8.1
Professional fees	0.4	2.0	1.0	1.4
Restructuring costs	—	—	0.1	0.1
Total operating expenses	8.1	10.7	9.0	9.6
Operating income (loss)	1.3	(1.3)	1.0	(0.5)
Interest expense	1.1	1.0	1.1	1.0
Other expense (income), net	(0.1)	1.0	(0.1)	0.2
Income (loss) before income taxes	0.3	(3.3)	—	(1.7)
Provision for (benefit from) income taxes	0.1	(0.1)	0.2	—
Net income (loss)	0.2%	(3.2)%	(0.2)%	(1.7)%

We believe our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers.  Unfortunately, customer contracts can be canceled and volume levels can be changed or delayed by our customers on little or no notice.  The timely replacement of delayed, canceled or reduced orders with new orders cannot be assured.  In addition, we cannot assume that any of our current customers will continue to utilize our services.  Consequently, our consolidated results of operations may be materially adversely affected.

GAAP establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining the allocation of resources and assessing performance.  At September 30, 2009, we continue to have ten operating segments and seven reportable segments.

The Company’s segment information consists of the following seven reportable segments:

U.S. Distribution	Miami
Europe	Canada
ProSys	Other
TotalTec

The “Other” segment includes certain operations in North America (Rorke Data) and certain in-country operations in Latin America (Brazil, Chile and Mexico).

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Sales

Net sales by reportable segment, product and geographic region for the three months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended September 30,				Change
Net Sales by Segment	2009		2008		$	% of Net Sales

U.S. Distribution	$182,903	23.9%	$223,673	25.4%	$(40,770)	(18.2)%
Europe	299,602	39.2	343,201	39.0	(43,599)	(12.7)
ProSys	115,892	15.1	96,379	10.9	19,513	20.2
TotalTec	10,030	1.3	10,384	1.2	(354)	(3.4)
Miami	87,703	11.5	123,562	14.0	(35,859)	(29.0)
Canada	25,904	3.4	29,123	3.3	(3,219)	(11.1)
Other	43,122	5.6	54,408	6.2	(11,286)	(20.7)
Total	$765,156	100.0%	$880,730	100.0%	$(115,574)	(13.1)%

	Three Months Ended September 30,				Change
Net Sales by Product Line	2009		2008		$	%

Computer platforms	$151,019	19.7%	$154,037	17.5%	$(3,018)	(2.0)%
Storage systems	145,061	19.0	157,314	17.9	(12,253)	(7.8)
Disk drives	189,914	24.8	234,920	26.7	(45,006)	(19.2)
All other products	279,162	36.5	334,459	37.9	(55,297)	(16.5)
Total	$765,156	100.0%	$880,730	100.0%	$(115,574)	(13.1)%

	Three Months Ended September 30,				Change
Net Sales by Geographic Region	2009		2008		$	% of Net Sales

North America	$341,978	44.7%	$369,233	41.9%	$(27,255)	(7.4)%
Europe	299,602	39.2	343,201	39.0	(43,599)	(12.7)
Latin America (1)	123,576	16.1	168,296	19.1	(44,720)	(26.6)
Total	$765,156	100.0%	$880,730	100.0%	$(115,574)	(13.1)%

(1)      Includes U.S.-based sales for the Miami segment of $29,239 for the three months ended September 30, 2009 and $34,687 for the three months ended September 30, 2008.

Net sales decreased by 13.1% from the third quarter of 2008 to the third quarter of 2009.  The decrease in net sales included a $43.6 million decrease in Europe segment sales, a $40.8 million decrease in U.S. Distribution segment sales and an aggregate decrease in Miami, Canada, Total Tec and Other segments sales of $50.7 million.  The sales decreases were primarily attributable to lower demand across all products resulting from the global recession.  Partially offsetting the third quarter sales decline was an increase of $19.5 million in the ProSys segment due to sales to a few large customers.  Partially offsetting the third quarter U.S. Distribution sales decline was the settlement and recognition in the third quarter of 2009 of $0.3 million of receivable credits arising in prior periods.  As a result of the strengthening of the U.S. dollar, the translation of sales in our Europe, Canada and Other segments into U.S. dollars resulted in decreased sales of $35.6 million for the three months ended September 30, 2009, compared with the same period in 2008, which consists of sales translation losses of $30.9 million in our Europe segment, $1.0 million in our Canada segment and $3.7 million in our Other segment.

Gross Profit

The gross profit percentage (“gross margin”) was 9.4% of consolidated net sales in the three months ended September 30, 2009, unchanged from the three months ended September 30, 2008.  Gross margin increases in the Europe, Miami and Other segments were offset by gross margin decreases in the U.S. Distribution and ProSys segments.  Europe gross margin and Miami gross margin increased when compared to the corresponding period in 2008, primarily due to a higher percentage of sales of higher margin products to customers.  Other segment gross margin increased when compared to the corresponding period in 2008, primarily due to improved gross profit percentages on sales of computer platform products.  U.S. Distribution gross margin decreased in the three months ended September 30, 2009 when compared to the corresponding period in 2008, mainly attributable to a higher percentage of sales of lower margin products.  Offsetting the decrease in the U.S. Distribution gross profit percentage was the settlement and recognition in the third quarter of 2009 of $0.3 million of certain receivable credits (recorded as an increase in net sales) and $3.0 million of certain vendor credits (recorded as a reduction of cost of goods sold) arising in prior periods.  The receivable credits were related to liabilities recorded during the restatement of our historical financial statements, while the vendor credits recorded during the quarter are considered a normal part of our operations.  ProSys gross margin decreased in the three months ended September 30, 2009 when compared to the corresponding period in 2008 due to a higher percentage of lower margin sales.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the three months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2009	2008	$	%
SG&A expense	$59,040	$76,816	$(17,776)	(23.1)%
Percentage of net sales	7.7%	8.7%

In response to the economic downturn that began in the fall of 2008, we instituted a number of cost containment measures, including layoffs.  The decrease in SG&A expense in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 reflects the results of these measures and was primarily attributable to an $8.2 million decrease in salaries and wages and employee benefit expense resulting from lower headcount, a decrease of $2.5 million in advertising expense, a decrease of $2.2 million in bad debt expense and a decrease of $0.9 million in travel and entertainment expenses.  In addition, the decrease in net sales over this period due to the economic downturn resulted in a $0.9 million decrease in commissions and bonus expenses.

Professional Fees

Professional fees for audit, legal, tax and outside accounting advisor services decreased $14.1 million, or 83.0%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the conclusion of our accounting investigations and the completion of the restatement of our historical financial statements in 2008.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2009	2008	$	%
Interest expense, net	$8,058	$9,165	$(1,107)	(12.1)%

The decrease in interest expense, net was attributable to a decrease in our weighted-average borrowings and lower average interest rates in the three months ended September 30, 2009 when compared to the three months ended September 30, 2008.  Our weighted-average borrowings in the three months ended September 30, 2009 were $327.9 million compared to $423.9 million in the three months ended September 30, 2008.  The weighted-average interest rate in the three months ended September 30, 2009 was 5.6% compared to 6.1% in the three months ended September 30, 2008.  Amortization of debt discount of $2.3 million and $2.0 million recorded under ASC 470-20 was included in the interest costs recorded for the three months ended September 30, 2009 and 2008, respectively.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2009	2008	$	%
Other expense (income), net	$(541)	$8,377	$(8,918)	(106.5)%

The change from other expense in the third quarter of 2008 to other income in the third quarter of 2009 was primarily attributable to a decrease in foreign currency transaction losses of $8.4 million.  Foreign currency transaction gains were $0.2 million in the three months ended September 30, 2009 compared to a loss of $8.1 million in the three months ended September 30, 2008.  Additionally, there was an increase of $0.5 million in other income, attributable to miscellaneous income in the three months ended September 30, 2009 as compared to the same period in 2008.

Income Taxes

The provision for (benefit from) income taxes for the three months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Three Months Ended September 30,
	2009	2008
Provision for (benefit from) income taxes	$597	$(457)
Effective tax rate	26.4%	(1.6)%

Our tax provisions and effective tax rates are impacted significantly by the geographic distribution of our worldwide earnings.  The change from a tax benefit in the third quarter of 2008 to a tax provision in the third quarter of 2009 reflects the fact that the 2008 quarter has a net operating loss, whereas the 2009 quarter has net operating income.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Net Sales

Net sales by reportable segment, product and geographic region for the nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Nine Months Ended September 30,				Change
Net Sales by Segment	2009		2008		$		% of Net Sales

U.S. Distribution	$513,757	23.5%	$672,235	23.9%		$(158,478)	(23.6)%
Europe	896,076	41.0	1,150,074	40.9		(253,998)	(22.1)
ProSys	280,830	12.9	342,593	12.2		(61,763)	(18.0)
TotalTec	24,587	1.1	34,317	1.2		(9,730)	(28.4)
Miami	262,588	12.0	342,274	12.2		(79,686)	(23.3)
Canada	76,741	3.5	97,574	3.5		(20,833)	(21.4)
Other	129,621	6.0	171,626	6.1		(42,005)	(24.5)
Total	$2,184,200	100.0%	$2,810,693	100.0%		$(626,493)	(22.3)%

	Nine Months Ended September 30,				Change
Net Sales by Product	2009		2008		$	%

Computer platforms	$402,834	18.4%	$482,423	17.2%	$(79,589)	(16.5)%
Storage systems	403,533	18.5	542,953	19.3	(139,420)	(25.7)
Disk drives	529,157	24.2	741,695	26.4	(212,538)	(28.7)
All other products	848,676	38.9	1,043,622	37.1	(194,946)	(18.7)
Total	$2,184,200	100.0%	$2,810,693	100.0%	$(626,493)	(22.3)%

	Nine Months Ended September 30,				Change
Net Sales by Geographic Region	2009		2008		$		% of Net Sales

North America	$919,266	42.1%	$1,177,511	41.9%		$(258,245)	(21.9)%
Europe	896,076	41.0	1,150,074	40.9		(253,998)	(22.1)
Latin America (1)	368,858	16.9	483,108	17.2		(114,250)	(23.6)
Total	$2,184,200	100.0%	$2,810,693	100.0%		$(626,493)	(22.3)%

(1)      Includes U.S.-based sales for the Miami segment for $80,055 for the nine months ended September 30, 2009 and $97,886 for the nine months ended September 30, 2008.

Net sales decreased by 22.3% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  The decrease in net sales included a $254.0 million decrease in Europe segment sales, a $158.5 million decrease in U.S. Distribution segment sales, a $61.8 million decrease in ProSys segment sales and an aggregate decrease in Miami, Canada, TotalTec and Other segments sales of $152.3 million.  The sales decreases were primarily attributable to lower demand across all products resulting from the global recession.  Partially offsetting the nine-month U.S. Distribution, ProSys and Europe sales decline was the settlement and recognition in the first nine months of 2009 of $5.7 million of receivable credits arising in prior periods.  As a result of the strengthening of the U.S. dollar, the translation of sales in our Europe, Canada and Other segments into U.S. dollars resulted in decreased sales of $213.1 million for the nine months ended September 30, 2009, compared with the same period in 2008, which consists of sales translation losses of $179.7 million in our Europe segment, $11.3 million in our Canada segment and $22.1 million in our Other segment.

Gross Profit

The gross margin was 10.0% of consolidated net sales in the nine months ended September 30, 2009, compared to 9.1% of consolidated net sales in the nine months ended September 30, 2008.  The improvement in the gross margin was primarily due to gross margin increases in the U.S. Distribution, Europe and ProSys segments, partially offset by gross margin decreases in the Miami, TotalTec, Canada and Other segments.  The increase in U.S. Distribution gross margin was primarily attributable to a higher percentage of higher margin sales to OEM customers.  Also contributing to the increase in the U.S. Distribution gross margin was the settlement and recognition in the first nine months of 2009 of $5.7 million of receivable credits (recorded as an increase in net sales) and $12.4 million of vendor credits (recorded as a reduction of cost of goods sold) arising in prior periods.  The receivable credits and certain of the vendor credits recorded in the six months ended June 30, 2009 ($9.4 million) were primarily related to liabilities recorded during the restatement of our historical financial statements, while vendor credits recorded in the three months ended September 30, 2009 ($3.0 million) are considered a normal part of our operations.  The increase in Europe segment gross margin was primarily attributable to a higher percentage of sales to OEM customers.  The decrease in gross margin in the Miami, TotalTec, Canada and Other segments was primarily attributable to lower margin sales.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	$	%
SG&A expense	$171,677	$229,109	$(57,432)	(25.1)%
Percentage of net sales	7.9%	8.1%

In response to the economic downturn that began in the fall of 2008, we instituted a number of cost containment measures, including layoffs.  The decrease in SG&A expense in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily attributable to a $22.6 million decrease in salaries and wages and employee benefit expense resulting from lower headcount, a decrease of $3.7 million in travel and entertainment expenses, a decrease of $3.6 million in bad debt expense, a decrease of $3.5 million in advertising expense and a decrease of $2.6 million in insurance expense.  In addition, the decrease in net sales over this period due to the economic downturn resulted in a $11.1 million decrease in commissions and bonus expenses.

Professional Fees

Professional fees for audit, legal, tax and outside accounting advisor services decreased $17.6 million or 44.5% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the conclusion of our accounting investigations and the completion of the restatement of our historical financial statements in 2008.

Restructuring Costs

In the nine months ended September 30, 2009, we incurred restructuring costs of approximately $2.1 million related to severance and benefit costs associated with involuntary employee terminations in addition to costs associated with lease impairments.  We expect to complete this restructuring in 2009 and do not anticipate incurring additional costs associated with this restructuring thereafter.

In the nine months ended September 30, 2008, we incurred restructuring costs of approximately $2.3 million related to severance and benefit costs associated with involuntary employee terminations in addition to costs associated with lease impairments.

	Employee Termination Costs	Facility-Related Costs	Total
	(In thousands)
Restructuring obligations at December 31, 2008	$495	$386	$881
Additional restructuring costs	1,009	179	1,188
Foreign currency impact	(58)	—	(58)
Cash payments	(1,222)	(50)	(1,272)
Restructuring obligations at March 31, 2009	224	515	739
Additional restructuring costs	783	128	911
Foreign currency impact	67	—	67
Cash payments	(590)	(94)	(684)
Restructuring obligations at June 30, 2009	484	549	1,033
Cash payments	(475)	(94)	(569)
Restructuring obligations at September 30, 2009	$9	$455	$464

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Interest expense, net	$24,676	$28,140	$(3,464)	(12.3)%

The decrease in interest expense, net was attributable to a decrease in our weighted-average borrowings and lower average interest rates in the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.  Our weighted-average borrowings in the nine months ended September 30, 2009 were $340.7 million compared to $429.9 million in the nine months ended September 30, 2008.  The weighted-average interest rate in the nine months ended September 30, 2009 was 5.6% compared to 6.1% in the nine months ended September 30, 2008.  Amortization of debt discount of $6.8 million and $5.9 million recorded under ASC 470-20 was included in the interest costs recorded for the nine months ended September 30, 2009 and 2008, respectively.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Other expense (income), net	$(2,679)	$5,632	$(8,311)	(147.6)%

The change from other expense in the nine months ended September 30, 2008 to other income in the none months ended September 30, 2009 was primarily attributable to an increase in foreign currency transaction gains of $7.0 million.  Foreign currency transaction gains were $1.6 million in the nine months ended September 30, 2009 compared to losses of $5.4 million in the nine months ended September 30, 2008.  Additionally, there was an increase of $1.3 million in other income, attributable to miscellaneous income in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Provision for income taxes	$5,362	$1,164
Effective tax rate	(8,378.1)%	(2.4)%

Our tax provisions and effective tax rates are impacted significantly by the geographic distribution of our worldwide earnings.  Although we had taxable income, mainly in the United Kingdom, for the nine months ended September 30, 2009, as a whole, we had insignificant worldwide earnings before taxes.  Accordingly, we were not able to realize tax benefits in jurisdictions with loss carry forwards, mainly the United States, because of our decision to continue to maintain full valuation allowances.

Liquidity and Capital Resources

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  We currently have a substantial amount of indebtedness outstanding pursuant to agreements that require us to comply with a number of financial and other covenants, including a quarterly minimum fixed-charge coverage ratio based upon earnings.  Our ability to continue as a going concern is dependent upon, among other factors, generation of positive cash flows from operations, compliance with the provisions of our existing credit agreements and, when necessary, renewal of such agreements and/or procurement of alternative or additional financing.

We have not generated consistent positive cash flows from operations in recent years.  Although the current economic environment is challenging, we have recently taken significant steps to control costs and improve operating results, including staff reductions, facility consolidations, reductions in capital spending and other discretionary spending and tighter management of working capital.  We will take additional steps to control costs and improve operating profitability, as necessary, based upon various factors, such as future operating results and general economic conditions.  Although there can be no assurance, we currently believe we will generate sufficient cash flows from operations to maintain debt covenant compliance and we will be able to obtain alternative or additional financing, if needed, in the foreseeable future.  If we do not maintain compliance with our debt covenants and we are unable to obtain waivers or amendments from our lenders, the lenders may exercise their option to demand repayment of the outstanding indebtedness.  Given our existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding our ability to continue as a going concern.

In recent years, we have funded our working capital requirements principally through borrowings under lines of credit and subordinated term loans.  Working capital requirements have included the financing of inventory and accounts receivable and the financing of certain acquisitions.

Our cash and cash equivalents totaled $24.4 million and $22.8 million at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, we had accrued $6.6 million related to contingent state sales tax liabilities arising from the operation of our ProSys subsidiary prior to our acquisition of this business.  We presently believe that the accrual is adequate to satisfy these liabilities and expect to make cash payments in satisfaction of these liabilities prior to March 31, 2010.

We expect to satisfy our anticipated cash needs for operations and capital requirements during the next 12 months using existing cash, anticipated cash flows generated from operations, and borrowings under our existing lines of credit.  Our ability to borrow under our lines of credit is dependent upon our ability to maintain compliance with the financial covenants in our credit agreements.

Under the terms of the indenture related to our convertible subordinated notes, we may be required to redeem for cash all or a portion of the outstanding notes at face value in March 2011.  If the noteholders were to require us to redeem all of the outstanding notes, we would be obligated to pay $110.0 million to the noteholders, plus accrued and unpaid dividends, which would require us to obtain alternative financing.  Although there can be no assurance, we currently believe we will be able to obtain such alternative financing, if necessary.

To date, we have not paid cash dividends to our shareholders and we do not plan to pay cash dividends in the future.  Our credit agreements prohibit the payment of dividends or other distributions on any of our shares except for dividends payable solely in stock.

The following table presents the balances and certain terms of our indebtedness as of September 30, 2009 (dollars in thousands):

	Maximum Facility Amount		Amount Outstanding		Interest Rate(g)	Maturity
Lines of credit:
Western Facility(a)	$204,000		$83,677		5.00%	September 2010
Bank of America Facility(a)	$76,000	(i)	$24,344		2.19%	October 2011
GE Facility(a)	$80,000		$51,804	(f)	LIBOR+2.72%	—(c)
IBM Kreditbank Facility Germany	$25,000		$13,434		6.76%	—(d)
IBM Facility Holland	$5,000		$0		N/A	—(e)
Banco de Chile	$6,600		$4,391		2.88%	September 2010
Banco Internacional	$2,900		$2,183		3.12%	November 2009
Intel Facility	$2,100	(h)	$2,008		0.00%	March 2010
Notes:
Convertible Notes	$—		$110,286	(f)	3.75%	March 2024
2008 Notes – RSA	$—		$49,852	(f)	9.00%	December 2013
2006 Notes – RSA	$—		$30,196	(b)(f)	9.00%	August 2013

(a)
The maximum borrowings under these lines of credit are limited to a percentage of the value of eligible accounts receivable and inventory (for the GE Facility, only eligible inventory).  At September 30, 2009, our available borrowings under these lines of credit were $21.3 million in the United States and $52.4 million in Europe.  Limitations exist on the transfer of funds between geographies.

(b)	Relates to the acquisition or outstanding obligations of ProSys, which was acquired in October 2006.
(c)	Facility may be terminated by either party upon 30 days’ notice. If the facility is terminated, all amounts outstanding would be due at the end of the 30-day notice period.
(d)
Facility may be terminated by either party upon six weeks’ notice.  If the facility is terminated, all amounts outstanding would be due at the end of the six-week notice period.  The lender has given preliminary indications that it may provide such notice to the Company in the first quarter of 2010.

(e)	Facility may be terminated by either party upon six weeks’ notice. If the facility is terminated, all amounts outstanding would be due at the end of the six-week notice period.
(f)	Includes accrued interest.
(g)	Interest rates under the lines of credit represent the average interest rates for September 2009.
(h)	In August 2009, the amount of the line of credit was reduced from $2.5 million to $2.1 million.
(i)	The maximum borrowing under this facility is $121.6 million (based on an exchange rate of $1.60/£1.00 as of September 30, 2009).

In May 2008, the FASB issued FASB ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FSP APB 14-1), which requires issuers of convertible debt securities within its scope to bifurcate these securities into a debt component and an equity component in a manner that reflects an issuer’s nonconvertible borrowing rate.  ASC 470-20 applies to the Company’s subordinated convertible notes issued on March 5, 2004, is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  ASC 470-20 requires retrospective application to all periods presented.  Accordingly, the information presented for periods prior to January 1, 2009 has been adjusted for such retrospective adoption.

On January 1, 2009, the Company adopted the provisions of ASC 470-20.  The Company estimated the debt component (the fair value of the convertible notes at issuance without the conversion feature) at approximately $58.2 million using a discounted cash flow model.  Key assumptions in determining this fair value estimate included the Company’s nonconvertible debt borrowing rate as of March 5, 2004, as well as the expected life of the debt, which is through March 2011, the first put date of the related debt.  The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the convertible notes and the debt component, after adjusting for the deferred tax impact.  The value of the conversion feature is accordingly reflected as a discount to reduce the initial $110.0 million carrying value of the debt to fair value without the conversion feature, and the discount is accreted as additional interest expense over the expected life of the debt.  Original debt issuance costs have also been allocated between other assets and equity on a proportional basis of the debt and equity components.

As a result of applying ASC 470-20 retrospectively to all periods presented, we recognized the following effects on individual line items on the condensed consolidated statements of operations:

•
Incremental interest expense of $2.3 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, and $6.8 million and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively (based upon an effective interest rate on the Company’s convertible debt of 14.74%); and

•
A decrease in the net income per basic and diluted share of $0.07 for the three months ended September 30, 2009, and increases in the net loss per basic and diluted share of $0.06 for the three months ended September 30, 2008, and $0.21 and $0.18 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the effect of our adoption of ASC 470-20 on our condensed consolidated balance sheet as of December 31, 2008:

	Condensed Consolidated Balance Sheet as of December 31, 2008
	As Previously Reported	ASC 470-20 Adjustments	As Adjusted
	(In thousands)
Prepaid expenses and other current assets	$19,779	$(588)	$19,191
Total current assets	708,775	(588)	708,187
Other long-term assets	18,545	7,826	26,371
Total assets	774,888	7,238	782,126
Long-term debt, net of current portion	183,547	(22,484)	161,063
Other long-term liabilities	15,751	8,518	24,269
Total liabilities	790,392	(13,966)	776,426
Common stock	201,701	29,731	231,432
Accumulated deficit	(208,973)	(8,527)	(217,500)
Total shareholders’ equity (deficit)	(15,504)	21,204	5,700

Cash Flows from Operating Activities

Net cash provided by operating activities was $49.4 million and $14.5 million in the nine months ended September 30, 2009 and 2008, respectively.  Our accounts receivable decreased to $411.6 million at September 30, 2009 from $435.6 million at December 31, 2008, due primarily to lower sales volumes.  Our inventories increased to $235.8 million at September 30, 2009 from $230.7 million at December 31, 2008 due to our need to support our projected sales growth.  Our accounts payable and cash overdraft increased to $291.1 million at September 30, 2009 from $274.7 million at December 31, 2008 as a result of a change in the timing of inventory purchases and receipts and our efforts to manage working capital.

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

Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer.  The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we concluded that our disclosure controls and procedures and internal control over financial reporting were not effective based on the material weaknesses identified.  These material weaknesses have continued through the quarter ended September 30, 2009.  As a result of these material weaknesses, which we view as affecting an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.  As a result we have performed additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management Remediation Initiatives

We are committed to remediating our material weaknesses as promptly as possible.  Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency.  Our Sarbanes-Oxley compliance team, in connection with other members of the finance team and senior management, is working to develop and monitor our short-term and long-term remediation plans, oversee the necessary remediation changes to the overall design of our internal control environment and address the root causes of our material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that were identified in connection with the evaluation required by Rules 13a-15 and 15d-15 of the Exchange Act and that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

 Item 1.  Legal Proceedings

There have been no material developments in our legal proceedings since December 31, 2008 except as described in our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2009. For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008, and Note 7 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

 Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the quarter ended September 30, 2009, the Company granted options to purchase an aggregate of 4,493,872 shares of common stock (the “Options”) under the 2009 Equity Incentive Plan to employees and directors of the Company.  Of the Options:

•	Options to purchase an aggregate of 157,500 shares of common stock at an exercise price of $1.75 per share were automatically granted on August 27, 2009 to the Company’s outside directors;

•	Options to purchase an aggregate of 4,236,372 shares of common stock at an exercise price of $2.00 per share were granted by the Compensation Committee on September 2, 2009 to employees; and

•	An Option to purchase 100,000 shares of common stock at an exercise price of $3.00 per share was granted effective September 15, 2009 by the Compensation Committee to a newly hired employee.

No consideration was paid by the recipients of the Options.  None of the Options becomes exercisable until the Company is current in filing its reports with the Securities and Exchange Commission (the “SEC”) and has an effective registration statement on Form S-8 covering the shares underlying the Options.

The issuance of the Options was not registered under the Securities Act of 1933, as amended (the “Securities Act”), based on the fact that there has been no sale within the meaning of Section 2(3) of the Securities Act.  In addition, there is no offer to purchase the underlying common stock until the Options become exercisable.  The Company is also relying on the policy position taken by the Staff of the SEC with respect to options to purchase stock granted under employee and director benefit plans as set forth in Compliance and Disclosure Interpretations Section 126, Question 126.02 under the topic Securities Act Forms.  As noted above, no Options may be exercised until there is an effective registration statement on Form S-8 in place.

 Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on August 19, 2009.  At the meeting, the shareholders elected eight directors to serve for the ensuing year or until their successors are elected, approved the adoption of the 2009 Equity Incentive Plan, and ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009.

The results of the voting for the election of directors were:
	For	Against	Abstain
W. Donald Bell	27,713,318	604,251	63,338
Gordon A. Campbell	24,568,527	3,748,441	63,938
Eugene B. Chaiken	27,511,006	807,707	62,194
David M. Ernsberger	24,678,105	3,625,120	77,682
Edward L. Gelbach	27,688,214	630,707	62,194
Peter G. Hanelt	27,309,015	1,008,948	62,944
James E. Ousley	27,705,305	612,657	62,944
Mark L. Sanders	23,593,615	4,725,098	62,194

The vote on the proposal to approve the adoption of the 2009 Equity Incentive Plan was:

For	Against	Abstain	Broker non-votes
14,943,718	5,813,729	495,738	7,127,722

The vote on the ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009 was:

For	Against	Abstain
28,157,910	168,872	54,125

 Item 5.  Other Information

As noted in the Company’s proxy statement for the annual meeting of shareholders held on August 19, 2009, the Company intends to hold its 2010 annual meeting much earlier in the year than the 2009 meeting.  When the exact date has been determined, the Company will provide notice and the information required by Rule 14a-5(f) in a report filed with the SEC.

 Item 6.  Exhibits

See the Exhibit Index on the page following the Signature page.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 5, 2009	By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer and a duly authorized signatory
(principal financial and accounting officer)