Form 10-K
period 2009-12-31
BELL MICROPRODUCTS INC
filed 2010-03-26
CIK 900708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  0-21528

BELL MICROPRODUCTS INC.
(Exact Name of Registrant as Specified in Its Charter)

California	94-3057566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1941 Ringwood Avenue, San Jose, California	95131-1721
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code
(408) 451-9400

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
NASDAQ Global Market
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $29.9 million for the registrant’s common stock, $0.01 par value per share.  For purposes of this disclosure, shares of common stock held by executive officers, directors and greater than 10% shareholders of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 25, 2010 was 32,344,134.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

BELL MICROPRODUCTS INC.

Throughout this Annual Report on Form 10-K, all references to the “Company,” “Bell Micro,” “we,” “us,” and “our” refer to Bell Microproducts Inc., a California corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and our industry in general.  Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements.  Forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:  the circumstances resulting in the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004 and the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures; the outcome of any pending or future litigation or regulatory proceedings, including the current shareholder lawsuit and any claims or litigation related to the restatement of our consolidated financial statements; risks related to our substantial indebtedness, including the inability to obtain additional financing for our operations on terms acceptable to us or at all; our ability to comply with the financial covenants in our credit agreements; limitations on our operating and strategic flexibility under the terms of our debt agreements; our reliance on credit provided by our manufacturers to finance our inventory purchases; the effects of a prolonged economic downturn; our reliance on third parties to manufacture the products we sell; competition in the markets in which we operate; risks associated with doing business abroad, including foreign currency risks; our ability to accurately forecast customer demand and order sufficient product quantities; the fact that the products we sell may not satisfy shifting customer demand or compete successfully with our competitors’ products; loss or adverse effect on our supplier relationships, including the reduction or elimination of rebates offered by our manufacturers; our ability to achieve cost reductions and other benefits in connection with our strategic initiatives; our ability to attract and retain qualified personnel; and our inability to identify, acquire and integrate acquired businesses.

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

We offer component-level products that include hard disk, tape, optical and solid state drives, processors, memory, motherboard and computer I/O products, flat panel displays and related products and other data storage and custom-configured computer products.  Our offerings also include value-added services such as system design, integration, installation, maintenance and other consulting services combined with a variety of data storage, server and other computer hardware and software products.  We also offer supply chain services such as consignment, bonding and end-of-life management programs.  In addition, at the system level, we offer a variety of data storage systems, including direct attached storage (“DAS”), network attached storage (“NAS”) and storage area network (“SAN”) systems, as well as servers and other computer platforms, tape drive systems, tape libraries and related software.  Our access to a wide range of products and technologies, together with our extensive technical capabilities, allows us to tailor high-quality hardware, software and service solutions for each customer’s specific requirements.  Customers can purchase our components or systems as stand-alone products, or in combination with our value-added and supply chain services.  We are organized to service different customer needs with dedicated sales teams for each of our original equipment manufacturer (“OEM”), value-added reseller (“VAR”), direct market reseller (“DMR”), contract manufacturer (“CM”), integration and end-user customer types.

Available Information

All reports filed electronically by us with the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information and amendments to those reports, are accessible at no cost on our web site at www.bellmicro.com and are available by contacting our Investor Relations Department at ir@bellmicro.com or (408) 451-9400.  These filings are also accessible on the SEC’s website at www.sec.gov.  The public may read, and copy at prescribed rates, any materials filed by us with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC  20549.  The public may obtain information regarding the Public Reference Room by calling the SEC at (800) 732-0330.

Industry

The economic downturn that began in 2008 and continued into 2009 significantly impacted the demand in the information technology (“IT”), OEM and consumer markets for data storage, servers, personal computers (“PCs”) and computer components.  However, the economic recovery that began in the second half of 2009 has resulted in increased demand for the products we sell.  Market growth continues to be driven by increases in the demand for processing, storing, managing and security of data; the reduced cost of higher performing enterprise servers and data storage systems; lower cost entry-level servers, desktop and laptop computers; increasing needs to meet corporate and government compliance requirements; and, in recent years, the storage, processing and networking of digital audio and video files in the consumer market.

Traditionally, suppliers have sold data storage, connectivity, servers and computer components directly to end-users and through both direct and indirect distribution channels.  The use of distribution channels continues to grow as the computer products, IT and consumer electronics industries mature.  Suppliers utilize distributors not only to increase their reach in the marketplace, but also to allow suppliers to focus primarily on their core strengths, such as product design, development and marketing.  Suppliers are increasingly relying on their partners in the distribution industry to manage customer relationships, create demand and execute the sales transaction.  The indirect distribution channel has seen growth as the needs and demands of the suppliers’ OEMs, VARs, CMs, DMRs, system integrators, and, most recently, major retailers, have increased.  Suppliers are also driving the trend toward indirect distribution due to the value-added and supply chain services that distributors can often provide.  The rapid growth of complex data processing and storage requirements and the need for sophisticated server and networked storage systems have also increased the enterprise customer’s dependence on value-added service providers to assist in the design, integration, service and support of their data processing and storage needs.  These changes in the industry provide opportunities for distributors to differentiate themselves in the market through product specialization and the value-added and supply chain services they offer.

The complexity of sophisticated server and storage solutions, combined with a shortage of qualified IT personnel and the cost-benefit of outsourcing, often leads customers to outsource some or all of the research, design, implementation and support of their IT servers and data storage solutions.

To increase their efficiencies, suppliers are continually reducing the number of distributors they use.  Distributors are also choosing to consolidate because of the competitive advantages derived from expanded product offerings and economies of scale.  The rapidly changing nature of the data storage, server and computer components markets has required distributors to significantly modify their customer base, as well as their product and service offerings, to compete effectively.  To be successful in this changing market environment, we believe distributors must emphasize time-to-market and total cost reductions, in addition to focusing on specific markets through product offerings, technical expertise and value-added and supply chain service capability.  Distributors need to distinguish themselves through a combination of value-added services, such as consulting, design, integration, implementation and maintenance, as well as more knowledgeable service and technical support resources and innovative supply chain programs.

Segment and geographic information for the Company is contained in Note 13 — Segment and Geographic Information in our notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Our Strategy

Our goal is to expand our position as a leading distributor of storage and server solutions and systems, as well as computer component products and peripherals.  We intend to achieve this goal by leveraging our strengths and implementing the following strategies as described in the Products and Technologies and Market Expansion sections below.

Products and Technologies

Continue to Focus on the Storage Market.  We plan to continue to take advantage of opportunities in the storage market by maintaining our strategic focus on providing complete storage solutions to our customers.  For example, we have devoted significant resources to broadening our range of value-added services, expanding our marketing efforts, improving the expertise of our sales force and offering an extensive range of technologically advanced products in the data storage market.  We believe that we are well-positioned to benefit from the future growth of the storage market.  In the markets we serve, as user needs grow more sophisticated and cost efficiencies are demanded of storage infrastructure providers, additional opportunities will arise in the storage, management and security of data, all of which benefits our storage-centric strategy.

Expand our Storage and Complementary Product Lines.  We believe that our ability to offer customers an extensive line of leading data storage, server, other computer components and software across technologies and suppliers will continue to be a strong competitive advantage for us, particularly as it relates to the storage infrastructure.  Our selection of products and technologies, together with our technological expertise, allows us to reliably deliver appropriate hardware and software solutions and services to meet the demands of our customers.  The addition of new product lines and application technology expertise is a continuous process at Bell Micro.

Enter Complementary Growth Markets.  Our technology expertise, broad customer base and global operations enable us to identify emerging market opportunities that are based upon storage-centric applications.  These opportunities are often based upon consumer demands, government regulations or cost efficiencies that require the processing and storage of substantial data.  Current examples of growth markets created by the advent of digitized video are digital signage displays, video surveillance and medical imaging.  We offer product lines, application expertise and services to provide components, subsystems and complete solutions for these markets, leveraging our design, integration, installation, maintenance and supply chain capabilities.  Our Rorke Data division is a specialist in the application of server and storage products in the video and health care vertical markets.

Strengthen Relationships with Industry Leaders.  We intend to utilize our position as a leading distributor of storage solutions to broaden our existing strategic relationships with industry leaders and to create new strategic relationships.  We believe that distribution channels will continue to consolidate and leading suppliers will align with those distributors that are best able to offer value-added services and access to new customers in multiple countries and markets.  We believe that being aligned with leading suppliers will allow us to identify innovative products, exchange critical information, gain access to new technologies and create cross-marketing opportunities.  We have developed strategic relationships with a number of suppliers, including Hewlett-Packard Company (“HP”), Seagate Technology (“Seagate”), Hitachi Global Storage Technologies, Inc. and Hitachi Data Systems Corporation, Microsoft Corporation (“Microsoft”), Western Digital Corporation (“WD”), International Business Machines Corporation (“IBM”), Cisco Systems, Inc. (“Cisco”), Intel Corporation (“Intel”) and Quantum Corporation.

As a consequence of our existing strategic relationships with industry leaders, we tend to rely on a relatively small number of key suppliers for products that make up a significant portion of our sales.  Our two largest suppliers are HP and Seagate.  In 2009, 2008 and 2007, HP supplied us with products that accounted for approximately 17%, 17% and 15% of our total sales, respectively, and Seagate supplied us products that accounted for approximately 10%, 12% and 14% of our total sales, respectively.  Our top five suppliers provided us products representing approximately 47% of our total sales in 2009, 2008 and 2007.  We believe that staying aligned with industry leaders in the storage solutions market is an important part of our overall strategy.

Market Expansion

Our long-term market expansion goals include the following:

Capture New Market Opportunities.  As profitable new market opportunities emerge that complement our storage-centric strategy, we will determine the applicability of our technology expertise and expand into these new markets organically or through acquisition.  We continue to evaluate new market opportunities where the application of our products and technical expertise will differentiate us from other market participants and afford significant volume and profit opportunities.  Our strategy is to gain early market share in new markets and leverage our position as the market grows.

Expand our Domestic and International Presence.  We intend to increase our presence in North America and expand our coverage in the major international markets that we serve, primarily Latin America and Europe, through organic growth and strategic acquisitions.  As we expand our global presence, we believe that we will be better able to address the demands of multinational customers, gain further access to multinational suppliers and leverage our expertise.

Products and Services

We market and distribute more than 400 brand name product lines of other companies, as well as our own Rorke® and Galaxy® data storage products and our Markvision consumer electronics and computer products.  We offer these products and services as discrete components or as part of our solutions offering.

Storage, Server, Networking and Related Software Infrastructure Products

Our storage solutions include DAS, NAS and SAN offerings.  These solutions are comprised of fibre channel and ethernet networking products and systems, tape libraries, disk drive subsystems, tape subsystems and storage-related software products.  Additionally, we offer custom and standard configurations of server products from various suppliers.  We partner with leading storage and server suppliers to provide comprehensive, cost-effective solutions to customers in the worldwide IT and OEM markets.  Our customer base includes leading VARs and other resellers, independent software vendors (“ISVs”), major retailers, system builders and OEMs.  Our ProSys and TotalTec divisions provide storage, server and network infrastructure solutions to Fortune 1000 end-user customers.  Rorke Data provides data storage solutions in both the video and health care markets.

Disk and Tape Drives, Motherboards, Processors, and Other Computer Components

We distribute a variety of computer components, including hard disk, optical, tape and solid state drives, DRAM and flash memory modules, including our Markvision branded products, microprocessors, standard and custom motherboards, graphics and video devices, network interface cards (“NICs”) and other board level products, computer power supplies and chassis products.

Computer Peripherals, Monitor and Display Systems, Software and Other Computer Products

Our computer peripherals include flat panel displays, monitors, keyboards, scanners, laptops, desktops and other computer peripherals.  Our software offerings include storage management, operating systems, data security, systems management, middleware, database and replication products.

Value-Added Services

In North America and Europe, we offer our customers a variety of value-added services.  Customers employ these services to modify a variety of standard products to meet the needs of their specific application requirements.  Additionally, we offer a wide range of supply chain services to support our customers’ logistical requirements.

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

Retail Packaging.  In addition, we provide value-added services to storage suppliers, combining the strengths of our  supply chain services with third-party packaging.  Our retail packaging programs deliver consumer-ready storage products.  The core materials planning and logistics capabilities of our distribution operations enable us to deliver retail-ready products to our customers’ distribution centers or directly to their retail outlets.

Flat Panel Integration.  We offer a comprehensive portfolio of flat panel displays, technologies and integration services.  These include off-the-shelf solutions for kiosks, point-of-sale (“POS”) displays, digital signage displays and medical imaging.  Our display solutions also include custom designs to support applications such as full sunlight readability and harsh environmental deployment.

Sales and Marketing

Our customer base primarily consists of OEMs, VARs, system integrators, DMRs, CMs, storage, server and networking infrastructure end-user customers and major retailers.  For customers primarily seeking our solution offerings, our sales and marketing activities often involve efforts by our salespeople and field application engineers over an extended period of time.  Sales and technical personnel focusing on these customers tend to spend a significant amount of time assessing the customers’ needs and developing solutions supported by our technical capabilities and experience.

For customers seeking our components, servers, storage subsystems and other related product offerings, our sales and marketing efforts focus on price and availability, augmented by our supply chain management programs, consignment and bonded inventory programs and end-of-life management programs tailored to specific customer needs.  Sales of these offerings are principally driven by supply chain capabilities, our design and product recommendation services, product breadth and depth, pricing, on-time and on-demand availability, and, often, our hardware value-added capabilities.

For customers seeking end-user solutions, our ProSys, Rorke Data and TotalTec divisions work to determine their server, data storage, data management, data security and network needs to enable them to make decisions regarding their infrastructure, and to design systems to address these needs.  Our consulting services draw from our core competencies in enterprise server, storage and networked integrated solutions.  We perform tasks such as storage audit and feasibility studies, as well as requirements analyses that lead to hardware and software system recommendations and complete implementation project management, as well as the management of supplemental subsets of customer-defined projects.

We also believe that our relationships with our suppliers provide us with significant opportunities to increase our sales and our customer base.  We work closely with our suppliers to develop strategies to penetrate both targeted markets and specific customers.  In some cases, our sales presentations to customers are a joint effort with a supplier’s sales representative.

Electronic Commerce

Customers rely on our electronic ordering and information systems as a source for product information, availability and price.  Through our website, customers can gain remote access to our information systems to determine product availability and pricing, as well as to place orders.  We actively market our website capabilities to current and new customers, encouraging them to complete their purchases electronically.  Some of our larger customers utilize our electronic ordering, such as EDI, extensible markup language (“XML”) or file transfer protocol (“FTP”) services, through which orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard transactions are consummated electronically.  With a broad suite of e-commerce capabilities, we are able to increase efficiency and timeliness for ourselves, as well as for our customers.

Competition

In the distribution of storage, server and related products and services, as well as computer components and peripherals, we generally compete for customer relationships with numerous local, regional, national and international authorized and unauthorized distributors.  We also compete for customer relationships with the suppliers we represent and with our own customers.  Consistent with our sales and marketing efforts, we tend to view this competition, whether direct or indirect, on a customer-category basis.  We believe that our most significant competition for customers seeking both products and value-added services arises from Arrow Electronics, Inc. (“Arrow”), Avnet, Inc. (“Avnet”), SYNNEX Corporation (“SYNNEX”) and the Magirus Group (“Magirus”).  We believe that our most significant competition for customers seeking commodity products comes from Ingram Micro Inc. (“Ingram Micro”), Tech Data Corporation (“Tech Data”), Actebis Group (“Actebis”) and Intcomex, Inc. (“Intcomex”).  While many of our competitors possess superior financial resources, in the area of storage products and solutions, however, we believe that none of our competitors offer the full range of data storage products, combined with the solutions, expertise and services that we provide.

A key competitive factor in the electronic component and computer product distribution industry, as a whole, is the need to sustain a sufficient level of inventory to meet the rapid delivery requirements of customers.  To minimize our exposure related to declines in the valuation of inventory on hand, the majority of our product lines are purchased pursuant to non-exclusive distributor agreements, which provide certain protections to us for product obsolescence and price erosion in the form of rights of return and price protection.  Furthermore, these agreements are generally cancelable upon 30 to 180 days notice and, in most cases, provide for inventory return privileges upon cancellation.

We enhance our competitive position by offering a variety of value-added services tailored to individual customer specifications and business needs, such as design support, testing, assembly, supply chain management and materials management.

Business Segments

We are in the business of providing computer components and peripherals, server and storage subsystems and solutions, software and value added services to OEMs, VARs, CMs, direct manufacturers, integration and end-user customers.  Our five reportable segments are North America, Europe, ProSys, Latin America and Other (which consists of Rorke Data and TotalTec).  Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments.  See Note 3 — Goodwill and Other Intangible Assets and Note 13 — Segment and Geographic Information in our notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Acquisitions

We have completed a limited number of strategic acquisitions intended to increase our expertise in storage solutions or increase our access to international markets.  Our most recent acquisition was completed in October 2006 when we acquired ProSys Information Systems (“ProSys”).  This acquisition has broadened our position as a supplier of enterprise solutions to our customers.  ProSys provides storage, server, networking and IT infrastructure and consulting services.  ProSys’ strategic partners include HP, Cisco, Teradata Corporation, Microsoft and IBM, as well as a diverse group of other leading solution providers.  ProSys will continue to focus on large enterprise accounts.

Employees

As of December 31, 2009, we had a total of 1,910 employees, consisting of 880 in sales and marketing positions, 350 in general administrative positions, 303 in warehousing and operations and 377 in technical and value-add integration positions.  Of our total employees, as of December 31, 2009, 892 were located outside of the United States, including 408 in the United Kingdom, 126 in Germany, 82 in Mexico, 85 in Brazil and 191 in other locations.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers of the Registrant

The following table and descriptions identify and set forth information regarding our executive officers as of February 28, 2010:

Name	Age	Position
W. Donald Bell	72	President, Chief Executive Officer and Director
Andrew S. Hughes	44	Vice President, General Counsel and Corporate Secretary
Richard J. Jacquet	70	Senior Vice President, Human Resources
William E. Meyer	48	Executive Vice President and Chief Financial Officer
Robert J. Sturgeon	56	Vice President, Operations and Chief Information Officer
Graeme Watt	48	President, Worldwide Distribution

W. Donald Bell has been the Company’s President and Chief Executive Officer and a member of the Board since the Company was founded in 1988.  Mr. Bell has over forty years of experience in the electronics industry.  He was formerly the President of Ducommun Inc. and its subsidiary, Kierulff Electronics Inc., as well as Electronic Arrays Inc.  He has also held senior management positions at Texas Instruments Incorporated, American Microsystems and other electronics companies.

Andrew S. Hughes has been our Vice President, General Counsel and Corporate Secretary since July 2007.  Mr. Hughes previously served as Vice President, General Counsel and Corporate Secretary of LSI Logic Corporation, a provider of semiconductors and storage systems, from May 2006 to April 2007.  He joined LSI Logic in November 2000 and became manager of LSI Logic’s Commercial Law Group and Assistant Corporate Secretary beginning in February 2004 until being promoted to General Counsel.  Prior to joining LSI Logic, Mr. Hughes was Division Counsel for Harris Corporation from 1998 to 2000.

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

William E. Meyer has been our Executive Vice President and Chief Financial Officer since August 2007.  Previously, he was a managing director of Financial Intelligence, LLC, a provider of project-based financial consulting services, from June 2006 to August 2007.  Prior to that, Mr. Meyer served as the Executive Vice President and Chief Financial Officer of BroadVision, Inc., a provider of enterprise web applications, from April 2003 until June 2006.  Prior to joining BroadVision, Mr. Meyer was Chief Financial Officer of Mainsoft Corporation from April 2001 to March 2003, a publisher of cross-platform development software.  Before Mainsoft, he held senior finance positions with Phoenix Technologies, inSilicon Corporation and Arthur Andersen & Co.

Robert J. Sturgeon has been our Vice President, Operations and Chief Information Officer since July 2000, prior to which he served as our Vice President of Operations since joining the Company in 1992.  From January 1991 to February 1992, Mr. Sturgeon was Director of Information Services for Disney Home Video.  Prior to that time, Mr. Sturgeon served as Management Information Services (“MIS”) Director for Paramount Pictures’ Home Video Division from June 1989 to January 1991 and as a Marketing Manager for MTI Systems, a division of Arrow Electronics, Inc., from January 1988 to June 1989.  Other positions Mr. Sturgeon has held include Executive Director of MIS for Ducommun Inc. where he was responsible for ten divisions, including Kierulff Electronics.

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

Officers are not elected for a fixed term of office, but hold office until their successors have been elected.  There are no family relationships among the executive officers and directors of the Company.

Item 1A.                      Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, you should carefully consider the risk factors described below.

Risks Related to Our Internal Control Over Financial Reporting and the Restatement of Our Previously Issued Financial Statements

We have identified, and we are continuing to remediate various material weaknesses in our internal control over financial reporting.  These weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and identified a number of material weaknesses, primarily related to our failure to maintain an effective control environment.  As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.  Further, we believe that our internal control over financial reporting remains ineffective as of the date of the filing of this Annual Report on Form 10-K.  See Item 9A — Controls and Procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  We are implementing a plan to remediate the identified material weaknesses.  Our efforts have been and will continue to be time-consuming and expensive.  We cannot give any assurance that the measures we are taking to remediate the identified material weaknesses will be effective.  We also cannot assure you that other material weaknesses will not arise as a result of our failure to maintain adequate internal control over financial reporting or that circumvention of those controls will not occur.  Additionally, even if we succeed in improving our controls, those controls may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with GAAP.

The investigations by the Board of Directors (the “Board”) into some of our historical accounting practices and the determination of various other accounting adjustments, which resulted in the restatement of our previously issued consolidated financial statements, were time-consuming and expensive and had a material adverse effect on our financial condition, results of operations and cash flows.

During 2007 and 2008, we devoted substantial internal and external resources to the completion of a restatement of certain of our historical consolidated financial statements.  During 2009, we have devoted substantial additional resources to preparing the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  As a result of these efforts, as of December 31, 2009, we have paid in excess of $90.0 million in fees and expenses, primarily for additional accounting, tax, legal and related consulting costs, and $11.1 million in fees related to obtaining covenant waivers, including an 8.5% special interest payment of $9.4 million under our $110.0 million of outstanding convertible notes.  These costs, as well as the substantial management time devoted to address these issues, have materially adversely affected our financial condition, results of operations and cash flows.

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

On December 29, 2008, John R. Campbell, who alleges he is one of our shareholders, caused a purported shareholder’s derivative lawsuit to be filed in the Superior Court of California for the County of San Mateo, naming us as a nominal defendant, and naming 17 of our current and former directors and officers as defendants.  The lawsuit seeks to recover unspecified damages purportedly sustained by us in connection with our historical stock option granting practices.  Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with the investigation of our historical stock option practices and such lawsuits.  During 2009, two of our former officers were dismissed from the lawsuit.  The expense of defending this lawsuit may be significant.  We cannot predict the outcome of this matter, or any other matter related to our historical stock option granting practices.

Our historical stock option granting practices and the restatement of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  We and our current and former officers and directors may, in the future, be subject to additional private and governmental actions relating to our historical stock option granting practices or the restatement of our consolidated financial statements.  Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with such lawsuits and governmental investigations and any related litigation.  We cannot predict the outcome of these investigations or lawsuits.  Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our officers and directors, could be time-consuming, result in significant expense to us and divert the attention and resources of our management and other key employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  An unfavorable outcome in any of such litigation matters could exceed coverage provided under applicable insurance policies, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, our directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Risks Related to Our Financial Condition

We have incurred substantial indebtedness under agreements that require us to make significant interest and principal payments, and certain of these agreements will require us to negotiate extensions or refinancings in the next twelve months.   We did not generate consistent positive cash flows from operations prior to 2008.  Failure to generate sufficient cash flows from operations to fund future debt interest and principal payments or failure to negotiate the required extensions or refinancings would materially adversely affect our business.

At December 31, 2009, we had $350.3 million of indebtedness outstanding.  Among other things, our substantial debt service obligations:

•
require significant debt interest and principal payments, and limit the availability of our cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions, investments and other general corporate purposes;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	increase our exposure to fluctuating interest rates;

•	restrict our credit with suppliers, thereby limiting our ability to purchase inventory; and

•	make us more vulnerable to economic downturns, increased competition and adverse industry conditions, which places us at a disadvantage compared to our competitors that have less indebtedness.

In  the first half of 2009 and in 2008 and 2007, we incurred significant losses.  During the same periods, we used $5.7 million, $10.9 million and $8.8 million, respectively, of cash to repay principal and pay interest on our outstanding long-term debt.  If we are unable to generate sufficient cash flows from operations in the future, it may be necessary for us to refinance all or a portion of our indebtedness, obtain additional financing or take other actions.

Our primary revolving line of credit in the United States expires on September 20, 2010, but is automatically extended for one year unless we receive written notice of termination 60 days prior to that date.  We are currently negotiating an extension of this line of credit, and our ability to negotiate an extended or replacement revolving line of credit could be adversely impacted by the redemption provisions of our convertible subordinated notes discussed below.

If we cannot make scheduled interest or principal payments on our debt when due or negotiate an extended or replacement revolving line of credit when necessary, we will be in default of the terms of our debt agreements and, as a result: (1) our lenders could declare all outstanding principal and interest to be due and payable, and certain cross-default provisions under other credit arrangements would be triggered; or (2) our lenders could terminate their commitments to loan us money and foreclose against the assets securing their borrowings.  Should these events occur, there would be uncertainty regarding our ability to continue as a going concern.

Our audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Our ability to continue as a going concern is predicated upon, among other factors, our ability to obtain alternate or additional financings, when and if necessary, and our compliance with the provisions of our credit agreements.

If the holders of our convertible subordinated notes exercise their right to require us to redeem all or a portion of the notes at face value in March 2011, our liquidity and financial condition could be materially adversely affected.

In 2004, we completed an offering of $110.0 million aggregate principal amount of convertible subordinated notes.  The related indenture permits the note holders to require us to redeem all or a portion of the notes at face value in March 2011, March 2014 and March 2019.  If we are required to redeem all or a substantial portion of the notes in March 2011, we would be required to pay to the note holders $110.0 million, plus accrued and unpaid interest.  In order to pay the notes, we could be forced to issue new equity securities that would result in existing shareholders experiencing significant dilution, and these new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If we are unable to either obtain necessary funds to redeem the notes or negotiate the terms of a refinancing with the current note holders, both of which could be difficult in the current economic environment, we would be in default of our obligations under the indenture, which would constitute a cross-default under most of our other debt arrangements. If those defaults should occur and we were unable to negotiate cures: (1) our lenders could declare all outstanding principal and interest to be due and payable, and certain cross-default provisions under other credit arrangements would be triggered; or (2) our lenders could terminate their commitments to loan us money and foreclose against the assets securing their borrowings.  Should these events occur, there would be uncertainty regarding our ability to continue as a going concern.

The negotiation of extended or replacement revolving lines of credit and a financing with our current note holders, if required, will be subject to conditions and circumstances outside of our control and therefore may not be available to us, in which case our business would be materially adversely affected.

When we are required to extend or replace our revolving credit facilities and when and if we are required to negotiate a refinancing with our current note holders, we cannot be certain that such financings will be available for reasons including uncertainties in the global credit markets.  At the expiration of any credit facility, the lender is not obligated to renegotiate the terms of the loan and can require full repayment at that time.  We have commenced discussion with our lenders in the United States to renew our revolving line of credit.  Our ability to negotiate an extended or replacement revolving line will likely be impacted by the redemption provisions of our convertible subordinated notes and our ability to successfully complete a restructuring of those provisions.  While in the past we have successfully extended the term of each of our facilities on or before the time they expired, we cannot be certain that, in the future, our lenders will be willing to extend the terms of our existing loans, or our note holders will be willing to negotiate the terms of a refinancing, if required, on terms that are acceptable to us.  If we are unsuccessful in these negotiations, our business would be materially adversely affected.

Covenants and restrictions in our debt agreements require us to meet certain financial criteria and limit our operating and strategic flexibility.

Our debt agreements contain financial covenants and restrictions that limit our ability to engage in certain future transactions.  The covenants require us to, among other things, maintain a minimum net worth for certain operating subsidiaries and meet a consolidated fixed-charge coverage ratio.  The restrictions limit our ability to, or do not permit us to:

•	incur additional debt;

•	create liens;

•	redeem and prepay certain debt;

•	pay cash dividends, make other distributions or repurchase stock;

•	make investments;

•	engage in asset sales outside the ordinary course of business;

•	enter into certain transactions with affiliates;

•	engage in certain mergers and acquisitions; and

•	make certain capital expenditures.

Events beyond our control could affect our ability to comply with these covenants and restrictions.  Failure to comply with any of these covenants and restrictions would result in a default under the applicable agreements and under our other debt agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these agreements, foreclose upon our assets securing the debt and terminate any commitments to lend.  Under these circumstances, we may not have sufficient funds or other resources to satisfy our debt and other obligations.  In addition, the limitations imposed by these debt agreements on our ability to incur additional debt and to take other actions may significantly impair our ability to obtain other financing, including, without limitation, the ability to restructure our outstanding convertible bonds.

In the past, we were required to obtain waivers in connection with covenant defaults under our debt agreements. In the future, we may need to obtain additional waivers.  The failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity and financial condition.

Under our debt agreements, our lenders have the right to declare an event of default if we breach a representation or covenant and do not cure the breach, or obtain necessary waivers or modifications, within the required time periods.  If an event of default occurs, our lenders may accelerate the maturity of the debt outstanding under our debt agreements, foreclose upon our assets securing the debt and terminate any commitments to lend.  In addition, our ability to incur additional indebtedness would be restricted. Moreover, defaults under our debt agreements could trigger cross-default provisions under other debt arrangements.

In 2010, 2009, 2008 and 2007, we obtained agreements from our lenders to waive defaults under our debt agreements related to non-compliance with financial and non-financial covenants, and related cross-defaults.  If, in the future, we were to breach any covenants under our debt agreements, there can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business.  The failure to obtain the necessary waivers or modifications could have a material adverse effect on our business, liquidity and financial condition.

Our primary revolving credit facilities are subject to contractual and borrowing base limitations, which could adversely affect our liquidity and business.

The maximum amounts we can borrow under our primary revolving credit facilities are subject to contractual limitations and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business.  Borrowing base limitations are based upon eligible inventory and accounts receivable.  If our inventory or accounts receivable are deemed ineligible, because, for example, they are held outside certain geographical regions or a receivable is older than 90 days, the amount we can borrow under the revolving credit facilities would be reduced.  These limitations could have a material adverse impact on our liquidity and business.

We are subject to two governmental audits that could have a material adverse effect on our financial condition, results of operations and cash flows.

On June 4, 2008, our export subsidiary in the United Kingdom received a notification from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue a tax deficiency notice against our export subsidiary for failure to pay value-added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006.  We requested a review of the assessment by the French central tax administration, which has discretionary power to review and modify tax assessments.  In a letter dated March 11, 2010, the French central tax administration informed us of its decision to cancel the value-added tax assessment, including interest and penalties, but maintain the corporate income tax assessment, including interest and penalties.  As a result, we expect to receive an amended tax assessment reflecting the decision of the French central tax administration setting forth a tax assessment, including interest and penalties, of approximately €1.1 million ($1.6 million at an exchange rate of $1.43/€1.00 million as of December 31, 2009).  We are evaluating our position with respect to the corporate income tax assessment and presently intend to avail ourselves of all available defenses.  A negative outcome of this matter could have an effect on our consolidated financial position, results of operations and cash flows.

On September 23, 2009, U.S. Customs and Border Protection (“CBP”) completed a pre-assessment survey of the import reporting processes used by our Latin American subsidiary located in Miami, Florida.  Based on its pre-assessment survey, CBP notified us of its intention to conduct a compliance test to quantify any potential loss of revenue.  As of the date of this report, such testing has not been commenced.  A negative outcome of this matter could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

The goodwill on our balance sheet may not be recoverable and may be impaired in future periods, reducing the carrying value of goodwill as an asset.

The value of goodwill on our balance sheet is evaluated, in part, based on the trading price of our common stock.  On December 31, 2009 and 2008, the per-share closing price of our common stock was $3.55 and $0.60, respectively.  During 2008, we recorded aggregate goodwill impairment charges of $5.9 million.  As of December 31, 2009 and 2008, the carrying value of our goodwill was $21.5 million and $19.2 million, respectively.

We rely in large part on credit lines provided by manufacturers to finance our inventory purchases, which lines are subject to change by the manufacturer with little or no notice.  Without such credit lines, our ability to purchase and hold inventory could be negatively impacted, which could adversely affect our results of operations and business.

To finance our purchases of inventory, we rely in large part on credit lines provided by the manufacturers of the products we sell.  These manufacturers are under no obligation to provide these credit lines to us and have complete discretion in determining the size of the credit lines.  Our manufacturers could determine to reduce or eliminate these credit lines because of their own financial condition, the global credit environment or their evaluation of our creditworthiness.  In the event one or more credit lines is reduced or eliminated, our ability to purchase and hold inventory would be negatively affected, and would likely have an adverse impact on our results of operations and business.

Risks Related to Our Business

We rely on a small number of suppliers for products that represent a significant portion of our inventory purchases.  Any adverse change in our relationships with and of these suppliers could have a material adverse effect on our results of operations.

In 2009, 2008 and 2007, products from our top five suppliers accounted for approximately 47% of our sales.  These suppliers have a variety of other distributors to choose from, which allows them to make substantial demands of us.  In addition, each of these suppliers may terminate its relationship with us on relatively short notice.  Any adverse change in our relationships with these suppliers could have a material adverse effect on our financial condition and results of operations.

Many suppliers have consolidated in recent years, resulting in fewer suppliers of the products in the markets we serve.  Moreover, suppliers have been consolidating the number of distributors they utilize.  Further consolidation in the industry could adversely affect our relationships with our suppliers, which could have an adverse effect on our business.

In addition, certain suppliers in our industry routinely purchase credit insurance from several major carriers to manage collection risks, and there can be no assurance that credit insurance will continue to be provided by those carriers.  A reduction in credit insurance available to our suppliers could result in decreased credit lines from suppliers to us and, therefore, adversely affect our ability to maintain sufficient inventory, all of which could have a material adverse effect on our financial condition and results of operations.

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

Our industry experiences intense competition in pricing.  There are several distributors in each of the markets in which we operate that distribute products that are identical or similar to the products we distribute.  As a result, we face pricing and margin pressure on a continual basis.  Additionally, the mix of products we sell also affects overall margins.  If we increase sales of products that are more widely distributed, we may reduce our overall gross profit margin, as those products typically have lower margins due to competition.  Freight costs and foreign currency exchange exposure can also have an adverse effect on margins.

Our international operations trade in local currencies that subject us to risks related to the fluctuation of foreign currencies against the U.S. dollar.

Our international revenues represented approximately 61% of our revenues in 2009, 2008 and 2007.  We believe that international sales will continue to represent a large percentage of our net sales for the foreseeable future.  Because our international operations trade in the currencies of the jurisdictions in which they operate, we are subject to fluctuations in foreign currency exchange rates and face exposure to adverse changes in these rates.  These exposures may be different over time as business practices change.  For each of our foreign subsidiaries, the local currency is its functional currency.  When our revenues and expenses are denominated in currencies other than U.S. dollars, gains and losses on the conversion to U.S. dollars may contribute to fluctuations in our operating results.  We have in the past entered, and expect in the future to enter into, hedging arrangements and local currency borrowing facilities to reduce this exposure, but these arrangements will not eliminate the significant effects these currency fluctuations may have on our results of operations.  An increase in the value of the dollar could increase the real cost of our products to our customers in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of product to the extent that we must purchase product in foreign currencies.

The products we sell may not satisfy shifting customer demand or compete successfully with our competitors’ products.

Our business is based on the demand for the products we sell, which are primarily used in the manufacture or configuration of electronic products.  These end products typically have short life cycles and experience intense price competition.  Our success depends upon our ability to identify new product lines that will achieve market acceptance and to establish relationships with suppliers that will develop these products on a timely basis in response to the rapid technological changes in our industry, such as the shift occurring between traditional hard disk drives and solid state drives.  If we misinterpret consumer preferences or fail to respond to changes in the marketplace, consumer demand for the products we sell could decrease.  Furthermore, our suppliers must commit significant resources each time they develop a product.  If they do not invest in the development of new products, then the range of products we offer may be reduced and the demand for the products we offer may decrease.  If any of these events occur, our sales could decline significantly.

A substantial portion of our sales consist of hard disk drives, which subjects us to the significant fluctuations in the overall hard disk drive market.

In 2009, 2008, and 2007, 25%, 26% and 31%, respectively, of our worldwide sales consisted of hard disk drives, and 34%, 37% and 41%, respectively, of our U.S. Distribution sales consisted of hard disk drives.  In 2009 and 2008, the disk drive market was adversely affected by the global economic crisis in terms of decreased sales volume and average selling prices, resulting in a year-over-year decrease in our disk drive revenue of 20% both worldwide and in the U.S. Distribution segment.  The overall hard disk drive market is subject to significant fluctuations over time and, because a significant portion of our sales consist of disk drives, our revenue and our profitability are subject to those same significant fluctuations.

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

Our reliance on legacy information systems that are supported by only a few individuals, as well as a lack of a fully integrated information system, could materially adversely affect our business.

Some of our information systems consist of legacy applications that are supported by small internal and external IT teams.  As a result, the expertise to maintain and upgrade these systems resides in only a few individuals, which, given the legacy nature of the information systems, could make replacement of these individuals very difficult.  These legacy IT systems may also not be compatible with commercially available software.  In addition, our information systems are not consistent across our operations, making consolidation of financial information increasingly difficult.  A loss of our internal or external IT teams, or the ability to consolidate financial and other information across our operations, could have a material adverse effect on our business and results of operations.

The value of our inventory may decline, which could have an adverse effect on our financial condition and results of operations.

Our business model requires that we purchase and maintain adequate levels of inventory in order to meet customer demand on a timely basis.  The markets we serve are subject to rapid technological change, new and enhanced products and evolving industry standards.  These changes, along with changes in customer demand, may cause our inventory on hand to decline substantially in value.  A majority of our suppliers provide some protection from a loss in inventory values through price protection or the option to return products, but only in specified circumstances.  However, our suppliers may become unable or unwilling to fulfill these obligations.

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

The successful implementation of our strategy depends, to a substantial degree, upon our ability to increase sales while, at the same time, reducing or controlling the growth of operating expenses.  We have implemented initiatives intended to increase productivity and reduce costs.  These initiatives include significant personnel reductions, reduction or elimination of non-personnel expenses, streamlining operations and consolidating business lines.  We cannot assure you that our efforts will produce the expected cost savings and other benefits.  Moreover, our cost reduction efforts may adversely affect our financial and operational controls and our ability to distribute products in volumes required to meet customer demand.  These efforts may also result in disruptions that could adversely affect our ability to service customers.

Our ability to operate effectively could be impaired if we fail to attract and retain key personnel and qualified managers.

Our success largely depends on our ability to recruit and retain qualified managers and key personnel.  If one or more of our key personnel, particularly W. Donald Bell, our President and Chief Executive Officer, resigns or otherwise terminates his or her employment with us, we could experience a loss of sales and supplier relationships and diversion of management resources.  Competition for skilled employees in the technology industry is intense, especially in the San Francisco Bay Area, where many of our key employees are located.  There can be no assurance that we will be able to recruit and retain such personnel.

In order to attract and retain personnel in a competitive marketplace, we have historically provided competitive compensation packages, including equity-based compensation.  However, given the recent economic slowdown, we have generally not raised base salaries or bonus opportunities for our employees, including for our named executive officers, for the past several years.  As a result, most of our named executive officers are now paid below current market rates for their positions as determined by the independent compensation consultant hired by the Compensation Committee of our Board of Directors.  The perception that our stock price may not increase over time could also adversely affect our ability to attract or retain key employees.  Further, the compensation expense that must be recognized in connection with the grant of stock options and other equity awards may limit the attractiveness of using equity-based compensation as a primary incentive and retention tool in the future.  If we are unable to retain our existing key personnel or hire and integrate new management or employees, our business, financial condition and results of operations could be adversely affected.

Our international operations subject us to additional risks that may adversely affect our results of operations.

As described above, sales from our international operations in recent years have represented a significant percentage of our total sales, and we believe that international sales will continue to represent a significant portion of our business.  Our international operations are subject to a number of risks, including:

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

If we are unable to compete effectively in our industry, our operating results may suffer.

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

We compete for customer relationships with numerous local, regional, national and international distributors.  We also compete for customer relationships with suppliers, including some of our own suppliers and customers.  We believe our most significant competition for customers seeking both products and services arises from Arrow, Avnet, SYNNEX and Magirus.  We believe our most significant competition for customers seeking only products arises from Ingram Micro, Tech Data, Actebis and Intcomex.  We also compete with regionalized distributors in North America, Europe and Latin America who use their localized knowledge and focused product expertise as a competitive advantage.  Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense.  If we are unable to compete successfully, our operating results may suffer.

We also compete with other distributors for relationships with suppliers.  In recent years, a growing number of suppliers have begun consolidating the number of distributors they use.  This consolidation could result in fewer major distributors in our industry.  As a result of this consolidation, we may lose relationships with one or more existing suppliers.  In addition, suppliers have established, and may continue to establish, cooperative relationships with other suppliers and data storage solution providers.  These cooperative relationships may enable suppliers to offer comprehensive solutions that compete with those we offer and the suppliers may have greater resources to devote to sales and marketing efforts.  If we are unable to maintain our relationships with existing suppliers and not establish new relationships, it could harm our competitive position and adversely affect our operating results.

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

Historically, a substantial part of our growth has been achieved through the acquisition of complementary businesses.  An important component of our strategy is to continue to pursue selective acquisitions to develop and expand our business.  In the past several years, our ability to pursue acquisition opportunities has been significantly impacted by the issues relating to the restatement of our consolidated financial statements.  Our identification of suitable acquisition candidates involves risks inherent in assessing the value, strengths, weaknesses, overall risks and profitability of acquisition candidates.  We may be unable to identify suitable acquisition candidates in the future.  If we do not make suitable acquisitions, we may find it more difficult to realize our growth objectives.

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

In addition, future acquisitions may be dilutive to our shareholders, cause us to incur additional indebtedness and/or large one-time expenses and/or create intangible assets that could result in significant amortization expense.  If we expend significant amounts of cash or incur additional debt, our liquidity may decline and we may be more vulnerable to economic downturns and competitive pressures.  We cannot assure you that we will be able to successfully complete any future acquisitions, that we will be able to finance acquisitions or that we will realize any anticipated benefits from any acquisitions that we do complete.

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

The disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economy and, in particular, have reduced consumer and business spending.  Turmoil in global credit markets and recent turmoil in the geopolitical environment in many parts of the world, as well as other disruptions, such as changes in energy costs, are and may continue to put pressure on the global economy.  Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment.  If our customers delay or cancel spending on their IT infrastructure, that decision could result in reductions in sales of our products, longer sales cycles and increased price competition.  There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels.  If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results and financial condition.

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

Our operations depend on our ability to maintain and protect our facilities, computer systems and personnel.  Our corporate headquarters, including some of our business operations, computer systems and personnel, are located in the San Francisco Bay Area, which is in close proximity to known earthquake faults.  In addition, a substantial portion of our IT infrastructure is located in Montgomery, Alabama, which is susceptible to tornados and hurricanes.  Our backup systems only reside locally for each IT system.  An earthquake or other catastrophe, communication failure or similar event, that disables our facilities, requiring transportation of electronic backup media to an unaffected location, or that impairs the transportation of our employees and causes a business interruption, may have an adverse effect on our results of operations.

Our business model requires us to hold inventory in a number of different locations, both internationally and domestically, which makes us susceptible to inventory theft.

We hold inventory of expensive high technology products in reasonable proximity to our customers around the world.  From time to time in the past, we have experienced inventory theft, both in the United States and abroad.  While we have safeguards in place to protect against theft, theft continues to occur.  In addition, we purchase insurance to cover potential theft; however, the insurance policies require payment of high deductibles and may not cover every situation.  If we were to experience a significant loss of inventory due to theft, it could have an adverse effect on our results of operations and financial condition.

We operate in a number of jurisdictions and some of our personnel travel extensively, which may subject our employees to contagious airborne pathogens, including the H1N1 influenza virus or “swine flu.”

We operate in a number of jurisdictions, including a number of countries in Latin America.  Our personnel also travel extensively by air and other modes of common commercial transportation.  If a significant number of our personnel were to become exposed to one or more contagious pathogens, including the H1N1 influenza virus, or if one or more of the countries we operate in experiences a significant quarantine, our ability to sell products to our customers could be negatively affected, which could have an adverse impact on our results of operations.

Risks Related to Our Common Stock

The price of our common stock has been volatile in the past and may continue to be volatile in the future, which could cause the value of an investment in our common stock to decline.

From January 1, 2009 through March 25, 2010, the high and low sales prices of our common stock were $5.55 and $0.36, respectively.  The market price of our common stock may continue to fluctuate substantially in the future in response to a number of factors, including:

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.              Properties

North America.  In North America, our corporate headquarters is located in San Jose, California and we occupy approximately 77,000 square feet of leased office space for that purpose under two operating leases.  The current terms of these leases expire on September 30, 2010.  In addition, in our North America segment, we occupy approximately 11 sales offices that we lease pursuant to leases that expire through 2012, aggregating approximately 34,000 square feet.  We also occupy two integration and service centers and three warehouses in San Jose, California, New Castle, Delaware and Elk Grove Village, Illinois, all of which together comprise approximately 218,000 square feet pursuant to leases that expire through 2011.  We also maintain an approximately 27,000 square foot leased facility in Montgomery, Alabama, housing our corporate IT, data center and primary call center.  The lease for this facility expires in November 2012.

In connection with our acquisition of ProSys in October 2006, we added approximately 33,000 square feet of office space and approximately 60,000 square feet of warehouse space located near Atlanta, Georgia.  These leases expire in January 2024 and November 2025, respectively.  Our ProSys segment is also supported by four additional office space leases and a 32,500 square foot facility located in Kentucky, which expire in 2010.

Our TotalTec operation, which is included in our Other segment, is supported by two office space leases in New Jersey and Florida, comprising 72,000 square feet in leases that expire at various dates through 2012.

Our Canada operation, which is included in our North America segment, operates in three office and warehouse facilities in Quebec, British Columbia and Ontario, totaling 21,000 square feet under leases expiring through 2014.

The Rorke Data operation, which is included in our Other segment, maintains a 46,000 square foot facility in Eden Prairie, Minnesota under a lease that expires in 2014.

Latin America.  Our Latin America group leases its headquarters in Doral, Florida.  The lease for this facility expires in 2014 and is related to our Latin America segment.  Throughout Latin America, we occupy 20 sales offices and distribution facilities totaling approximately 123,000 square feet.

Europe.  Our European group maintains its headquarters, comprised of approximately 38,000 square feet of leased office space, in Chessington, England.  The lease for this facility expires in December 2010.  Our European group also leases approximately 55,000 square feet of unused warehouse space in Chessington pursuant to a lease that also expires in December 2010.  We maintain a distribution center in Birmingham, England, comprised of approximately 126,000 square feet of space under a lease that expires in 2019, which we currently utilize at 60% of capacity.  Our value-added storage and solutions business servicing the United Kingdom and Ireland occupies approximately 23,000 square feet in Haslingden, England, in premises we own.  We also maintain approximately 16,500 square feet of additional office and warehouse spaces under leases that terminate through 2019.  We also maintain a sales office located in Neubiberg, Germany comprising of approximately 18,500 square feet under a lease that will expire in 2012, as well as other sales offices in Germany, totaling 3,330 square feet, under leases expiring through 2010.  Our Continental European distribution center was relocated into a larger facility in Poing, Germany in August 2007, comprising approximately 93,000 square feet.  The lease for this facility will expire in July 2012.  We lease approximately 31,000 square feet of office and warehouse space in Almere and Hoogeveen, Netherlands, under leases expiring through 2014.  We also occupy sales offices in Belgium, France and Spain comprising approximately 12,000 square feet under leases that expire through 2015.  These properties are used by the Europe segment.

We believe that our existing facilities are suitable and adequate for our current operational needs.

Item 3.              Legal Proceedings

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business.  The following is a discussion of our significant legal matters.

On June 4, 2008, our export subsidiary in the United Kingdom received notification from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue a tax deficiency notice against our export subsidiary for failure to pay value-added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006.  Subsequently, the French tax authorities issued a tax assessment against our U.K. export subsidiary.  We requested a review of the assessment by the French central tax administration, which has discretionary power to review and modify tax assessments.  In a letter dated March 11, 2010, the French central tax administration informed us of its decision to cancel the value-added tax assessment, including interest and penalties, but maintain the corporate income tax assessment, including interest and penalties.  As a result, we expect to receive an amended tax assessment reflecting the decision of the French central tax administration.  Based upon the letter from the French central tax administration, we believe that the tax assessment, including interest and penalties, should be reduced to approximately €1.1 million ($1.6 million at an exchange rate of $1.43/€1.00 as of December 31, 2009).  We are evaluating our position with respect to the corporate income tax assessment and presently intend to avail ourselves of all available defenses.

On December 29, 2008, John R. Campbell, who alleges he is one of our shareholders, caused a purported shareholder’s derivative lawsuit to be filed in the Superior Court of California for the County of San Mateo, naming us as a nominal defendant, and naming 17 of our current and former officers and directors as defendants.  The lawsuit seeks to recover unspecified damages purportedly sustained by us in connection with our historical stock option granting practices.  Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with the investigation of our historical stock option practices and such lawsuits.  During 2009, two of our former officers were dismissed from the lawsuit.  Although the matter is in its preliminary stages and we have procured insurance coverage for these types of claims, the expense for us to defend this lawsuit may be significant.

Item 4.              [Removed and Reserved]

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to March 19, 2008, our common stock traded on the NASDAQ Global Market under the symbol “BELM.”  Effective March 19, 2008, our common stock was suspended from trading on the NASDAQ Global Market and traded on the Pink OTC Market, or Pink Sheets, under the symbol “BELM.PK.”  Our common stock traded primarily on the OTC Bulletin Board, under the symbol “BELM.OB,” from October 2009 until January 25, 2010, when our common stock was relisted on the NASDAQ Global Market under the symbol “BELM.”

The following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Global Market prior to March 19, 2008 for each of the periods indicated, and the high and low bid quotations for our common stock as reported by Pink Sheets or OTC Bulletin Board on and after March 19, 2008, for each of the periods indicated.  The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent transactions.

	High	Low
2008
First quarter	$6.60	$1.51
Second quarter	3.05	1.92
Third quarter	2.50	1.31
Fourth quarter	1.95	0.27
2009
First quarter	$1.04	$0.36
Second quarter	1.21	0.45
Third quarter	3.67	1.10
Fourth quarter	3.65	2.75

The graph below shows the cumulative five-year total return to holders of Bell Microproducts Inc. common stock compared to the cumulative total returns of the S&P 500 index and the NYSE Arca Tech 100 index.  The graph assumes an investment of $100 in our common stock and in each of the indices (including reinvestment of dividends) on December 31, 2004.

	December 31,
	2004	2005	2006	2007	2008	2009

Bell Microproducts Inc.	100.00	79.52	73.28	62.47	6.24	36.90
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NYSE Arca Tech 100	100.00	116.54	131.47	198.57	123.61	126.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of March 25, 2010, there were approximately 331 holders of record of our common stock.

We have never paid cash dividends to our shareholders and we do not plan to do so in the future.  Our line of credit agreements prohibit the payment of dividends or other distributions on any of our shares except dividends payable in our capital stock.

Item 6.              Selected Financial Data

The following selected consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, respectively, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected consolidated financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 are derived from our audited consolidated financial statements not contained herein.  The historical results do not necessarily indicate results to be expected for any future period.

Five-Year Selected Financial Highlights:

	Years Ended December 31,
	2009(1)(2)(3)	2008(1)(2)(3)	2007(1)(2)(3)	2006(1)(2)(3)	2005(2)(3)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$3,021,167	$3,579,499	$3,949,905	$3,372,876	$3,139,250
Cost of sales	2,725,127	3,244,053	3,609,362	3,098,135	2,923,476
Gross profit	296,040	335,446	340,543	274,741	215,774
Selling, general and administrative expense	226,329	302,416	297,483	233,985	193,787
Professional fees (4)	26,129	56,763	22,625	5,830	4,236
Impairment of goodwill and other intangibles	—	5,864	52,445	3,477	7,296
Restructuring and impairment costs	3,795	4,289	1,404	—	1,275
Total operating expenses	256,253	369,332	373,957	243,292	206,594
Operating income (loss)	39,787	(33,886)	(33,414)	31,449	9,180
Interest expense, net	33,097	37,544	40,797	35,171	27,108
Other expense (income), net	(2,121)	10,509	(2,426)	(2,848)	1,373
Income (loss) before income taxes	8,811	(81,939)	(71,785)	(874)	(19,301)
Provision for (benefit from) income taxes	1,289	527	6,961	27,948	(766)
Net income (loss)	$7,522	$(82,466)	$(78,746)	$(28,822)	$(18,535)
Net income (loss) per share:
Basic	$0.24	$(2.55)	$(2.44)	$(0.94)	$(0.63)
Diluted	$0.23	$(2.55)	$(2.44)	$(0.94)	$(0.63)
Shares used in per share calculation:
Basic	31,859	32,299	32,248	30,772	29,299
Diluted	32,595	32,299	32,248	30,772	29,299

(1)	Includes the results of operations of ProSys Information Systems since the acquisition of substantially all of its assets on October 2, 2006.
(2)	Includes the results of operations of MCE Group since its acquisition on December 1, 2005 and Net Storage since its acquisition on July 8, 2005.
(3)
Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) ASC 470-20,  Debt with Conversion and Other Options (“ASC 470-20”) (formerly FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”)).  See Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included elsewhere in this Form 10-K.

(4)	Professional fees represent fees for audit, legal, tax and outside accounting advisory services.

	As of December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(In thousands)
Consolidated Balance Sheet Data
Working capital	$152,330	$117,093	$196,267	$220,113	$216,353
Goodwill	21,456	19,211	26,214	69,161	51,931
Total assets	856,976	782,126	1,111,572	1,056,675	887,706
Long-term debt	159,494	161,063	129,334	131,718	102,454
Shareholders’ equity	31,832	5,700	125,286	197,594	179,863

(1)
Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options. See Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE:  This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based on our current expectations.  Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties.  For a discussion of some of the factors that may affect our business and prospects, see Part 1 — Item 1A — Risk Factors.

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

Our credit agreements currently include a number of financial covenants:

•
U.S. Operations.  Our agreement with Wachovia Capital Finance Corporation (Western) (the “Western Facility”) and the other lenders named therein and the credit agreements related to our 9% Senior Subordinated Notes payable to the Retirement Systems of Alabama (“RSA”), principally financing our U.S. operations, require that we satisfy several covenants, including a minimum fixed-charge coverage ratio that requires us to have earnings before interest, income taxes, depreciation, amortization and restructuring charges (“EBITDA”) greater than or equal to a specified percentage of the payments we make for income taxes, interest, capital expenditures and principal payments.  We were required to, and did, satisfy the fixed-charge coverage ratio for the three-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009 based upon a ratio of 35%, 75% and 110%, respectively.  The measurement period extends to two quarters ending December 31, 2009, three quarters ending March 31, 2010, and the 12-month period ending on the last day of each subsequent fiscal quarter, each based upon a ratio of 110%.  We satisfied the fixed-charge coverage ratio as of December 31, 2009, and all other required covenants and currently expect to satisfy the ratio and all other covenants under this agreement as of March 31, 2010 and for at least the next twelve months.  At January 31 and February 28, 2010, we were not in compliance with an intercompany receivable limitation and at December 31, 2009 we were not in compliance with a cross-default provision due to a breach of the GE Commercial Distribution Finance Corporation agreement as described below.  We obtained a waiver from the Western Facility lenders in March 2010 regarding such non-compliance.  In addition, the lack of compliance under the Western Facility triggered the cross-default provisions under the notes payable to the RSA, and we obtained a waiver of such non-compliance from the RSA in March 2010.

•
European Operations.  Our agreement with Bank of America, N.A. and the other lenders named therein, principally financing our European operations, requires that we maintain a minimum aggregate quarterly tangible net worth of £26.9 million ($43.6 million using the exchange rate on December 31, 2009 of $1.62/£1.00) for certain of our European subsidiaries.  Through December 31, 2009, we were not in compliance with this covenant due to the exclusion of certain assets in our calculation.  In March 2010, we obtained a waiver of this non-compliance for all prior periods. In addition, the agreement was amended to permit inclusion of intercompany receivables in all future calculations of the minimum aggregate tangible net worth covenant.  We expect to satisfy all covenants under this agreement for at least the next twelve months.

•
ProSys Operations.  Our agreement with GE Commercial Distribution Finance Corporation requires our ProSys subsidiary to maintain its combined tangible net worth and subordinated debt of not less than $9 million, a ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ending on the last day of each fiscal quarter of not more than four-to-one (4:1), and a fixed-charge coverage ratio for the 12-month period ending on the last day of such fiscal quarter of not less than one-and-one-half-to-one (1.5:1).  As of December 31, 2009, we were not in compliance with the tangible net worth and subordinated debt provision of this agreement.  Additionally, there is a cross-default provision in this agreement that was triggered by the breaches in the Western Facility on January 31 and February 28, 2010, as described above.  In March 2010, we obtained a waiver of such non-compliance.  We expect to satisfy all covenants under this agreement for at least the next twelve months.

Further, our credit agreements contain certain non-financial covenants, such as restrictions on the incurrence of debt, liens, mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments, as well as a requirement that we provide audited consolidated financial statements to lenders within a prescribed time period after the close of our fiscal year.

We presently believe we will be able to maintain compliance with all of our debt covenants for at least the next twelve months.

We currently have substantial outstanding debt obligations that could become payable through the first quarter of 2011, including the following:

•
The Western Facility expires on September 20, 2010, but is automatically extended for one year unless we receive written notice of termination 60 days prior to that date.  This facility provides availability of up to $153 million, as amended on February 3, 2010, of which approximately $70 million was outstanding at December 31, 2009.

•
Our convertible subordinated notes, in the aggregate principal amount of $110 million, include a provision under which the holders have the right to require us to repurchase for cash all or a portion of the notes at face value on March 5, 2011.

We are currently negotiating an extension of the Western Facility.  Our ability to negotiate an extended or replacement revolving line of credit will likely be impacted by the redemption provisions of our convertible subordinated notes and our ability to successfully complete a restructuring of those provisions.  We believe we will be able to successfully negotiate an extension of the Western Facility and renegotiate the terms of the convertible subordinated notes, or obtain alternative or additional financing, if needed.

Alternative or additional financings could result in existing shareholders experiencing significant dilution, and we may issue new equity securities with rights, preferences or privileges senior to those of existing holders of our common stock.  Further, a renegotiation of the terms of the notes or an alternate or additional financing could be dilutive to future earnings per share.  Should we be unsuccessful in negotiating an extended or replacement revolving line of credit when necessary, or either obtaining necessary funds to redeem the convertible subordinated notes or renegotiating the terms of a refinancing with the current note holders, including obtaining the necessary approvals from senior lenders, we would be in default of the terms of our debt agreements which would constitute a cross-default under most of our other debt arrangements.  If those defaults should occur and we were unable negotiate cures: (1) our lenders could declare all outstanding principal and interest to be due and payable and certain cross-default provisions under other credit arrangements would be triggered; or (2) our lenders could terminate their commitments to loan us money and foreclose against the assets securing their borrowings.  Should these events occur, there would be uncertainty regarding our ability to continue as a going concern.

In the future, if we fail to satisfy any of the covenants in our credit agreements and are unable to obtain waivers or amendments, the lenders could declare a default under our credit agreements.  Any default under our credit agreements would allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements, and would allow certain other lenders to exercise their rights and remedies under their respective cross-default provisions.  If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements.  The acceleration of a significant portion of our indebtedness would have a material adverse effect on our business, liquidity and financial condition.  Given our existing financial condition and current conditions in the global credit markets, should these events occur, there would be uncertainty regarding our ability to continue as a going concern.  See Liquidity and Capital Resources for additional information.

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

For additional information regarding our accounting policies, see Note 2 – Summary of Significant Accounting Policies in our notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

We recognize product revenue when the following conditions are met:  (i) we have received a firm customer order, (ii) the goods have been shipped and title and risk of loss have passed to the buyer, (iii) the price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.  Revenue is recorded net of estimated discounts, rebates and estimated returns.  We recognize service revenue as the services are performed, and the related costs are expensed as incurred.  If installation is essential to the functionality of the product, then product and service revenue is deferred until the service is completed.  Determining whether each of the conditions has been met requires the application of judgment and estimates, such as, with respect to collectability.  If our judgment or estimates are not correct, we may have to defer certain revenues or reserve certain receivables, which would reduce our sales and cost of sales or increase our operating expenses.

Certain customer arrangements require us to record our net profit as a component of revenue (essentially as an agent fee) rather than recording the gross amount of the sale and related cost.  We are required to use our best judgment in determining the application of the criteria to the facts of each situation.  If our judgments change in the future, such changes may have a significant impact on our reported sales and cost of sales.

We enter into multiple-element revenue arrangements, which may include any combination of services, extended warranty and hardware.  If the required criteria are met for each element of the arrangement and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value.  If these criteria are not met, product and service revenue is deferred and recognized upon delivery of the undelivered items.  Determining whether each of the conditions has been met requires the application of judgment and estimates, such as, with respect to collectability.  If our judgment or estimates are not correct, we may have to defer certain revenues or reserve certain receivables, which would decrease our sales and cost of sales or increase our operating expenses.

Shipping and handling costs charged to customers are included in net sales and the associated expense is recorded in cost of sales for all periods, which may not be comparable to other companies’ presentations.

Accounts Receivable and Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors.  When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected.  If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.  Historically, our estimates of the allowance for doubtful accounts have not deviated significantly from actual write-offs.  If an additional 0.2% to 0.5% of our accounts receivable were determined to be uncollectible at December 31, 2009, then our 2009 operating income from continuing operations before income taxes would have decreased by $0.9 million to $2.3 million.

Customer credits pertaining to price protection programs, rebate programs, promotions and product returns are recorded to offset customer receivables.  When applicable, credits are extinguished when a customer applies them to its related receivable or we are legally released from being the primary obligor under the liability.

Inventories

Inventories are stated at the lower of cost or market.  Cost is generally determined by the first-in, first-out (“FIFO”) method.  Market is based on estimated net realizable value.  We assess the valuation of our inventory on a quarterly basis and periodically write down the value for estimated excess and obsolete inventory based on estimates about future demand, actual usage and current market value.  Once inventory is written down, a new cost basis is established.  If an additional 0.2% to 0.5% of our inventory were determined to be excess or obsolete at December 31, 2009, then our 2009 gross profit and operating income from continuing operations before income taxes would have decreased by $0.6 million to $1.6 million, respectively.

Stock-Based Compensation

We recognize initial stock-based compensation expense for stock-based awards made to employees and directors based on estimated fair values on the date of grant, net of an estimated forfeiture rate.  Compensation expense for stock options and non-performance based restricted stock units (“RSUs”) granted after December 31, 2005 is recognized over the requisite service period of the award on a straight-line basis.  Compensation expense for all non-performance based RSUs granted on or prior to December 31, 2005 is recognized using the accelerated multiple-option approach.  Compensation expense for performance-based RSUs is recognized using the accelerated multiple option method based upon the fair value of the underlying shares on the vesting date.  Forfeiture rates used in the determination of compensation expense are revised in subsequent periods if actual forfeitures differ from estimates.

We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock options.  The Black-Scholes valuation calculation requires us to estimate key assumptions, such as future stock price volatility, expected terms, risk-free rates and dividend yield.  We also estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change, and the amount of stock compensation expense recognized in future periods is adjusted.  The fair values of RSUs equal their intrinsic value on the date of grant.

The following table summarizes the variables used in determining fair values of awards granted during the three years in the period ended December 31, 2009:

	2009	2008	2007
Volatility *	90.1%	41.4%	42.3%
Expected term (in years) **	3.49	3.56	3.49
Risk-free interest rate ***	1.4%	2.3%	4.2%

*	Volatility is measured using historical daily price changes of our common stock over the expected term of the option.
**	The expected term represents the weighted average period the option is expected to be outstanding and is based on the historical exercise behavior of employees.
***	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

Accounting for Income Taxes

The provision for income taxes and recognition of tax benefits involves uncertainties and numerous evaluations and judgments in the interpretation of complex tax regulations by various taxing authorities.  In situations involving uncertain tax positions related to income tax matters, we do not recognize a benefit unless we believe that it is more likely than not that our tax position will be sustained.  As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in our consolidated statement of operations.

In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located.  When we assess the likelihood of realizing our deferred tax assets, we consider all available evidence, both positive and negative, including historical levels of income, future market growth, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  When we are unable to conclude that it is more likely than not that we will realize all or part of our net deferred tax assets in the future, a valuation allowance is provided against the deferred tax assets in the period in which we make such a determination.  The most significant and objective negative evidence requiring us to record a valuation allowance is cumulative losses in recent years.  Projected losses in future years, while representing less objective, negative evidence, are also considered.  Conversely, positive evidence includes historical and future sources of taxable income, as well as prudent and feasible tax planning strategies.  We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.  To the extent that our judgment is not correct, we adjust our valuation allowances, resulting in a tax provision or benefit to our income statement in the period that the adjustment is made.

In 2009 and 2008, we recorded valuation allowances on deferred tax assets in a number of tax jurisdictions, the most significant of which were the U.S., The Netherlands and Germany.  The valuation allowances against the deferred tax assets in these jurisdictions were generally recorded based upon the full deferred tax assets recorded, less any amounts considered realizable due to loss carryback claims.  The most significant tax jurisdictions with deferred tax assets and no valuation allowance included the U.K. and Brazil.  We adjusted our valuation allowance against the deferred tax assets in the United States in the fourth quarter of 2009 to properly reflect the net deferred tax asset that is more likely than not to be realized.  The adjustment reduced the valuation allowance and recorded an income tax benefit of $5.8 million in the fourth quarter of 2009, $2.4 million of which represents an immaterial out of period adjustment associated with the prior year.  Overall, amounts recorded for deferred tax assets, net of valuation allowance, were $12.3 million and $7.1 million at December 31, 2009 and 2008, respectively.

Through December 31, 2009, we have not provided for U.S. income taxes for undistributed earnings from foreign subsidiaries as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S.  The Company believes it is not practicable to determine the Company’s tax liability that may arise in the event of a future repatriation.  If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors.  Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

The amount of income tax we pay is subject to audits by U.S. Federal, state and foreign tax authorities, which may result in proposed assessments.  Our estimate of the potential outcome for any uncertain tax position requires significant judgment.  We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire.  Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates.  As a result, our effective tax rate in future periods may fluctuate significantly.

We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes.  The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our future tax provisions, net income and cash flows.  Our reserve for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest.  We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statues of limitations.  Our overall uncertain tax position amounts recorded at December 31, 2009 and 2008 were $9.9 million and $14.1 million, respectively.  The decrease was primarily due to the reduction of deemed dividend exposure and the expiration of the statutes of limitation of various uncertain tax positions, offset by certain accrued interest and penalties.

Goodwill, Intangible Assets and Other Long-Lived Assets

We apply the provisions of FASB’s Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other (“ASC 350”) in our evaluation of goodwill and other intangible assets.  ASC 350 eliminates the requirement to amortize goodwill, but requires that goodwill be reviewed at least annually for potential impairment.

At December 31, 2009 and 2008, we performed our annual goodwill impairment test.  In performing this test and determining the appropriate goodwill impairment charge, management considered, in part, a valuation prepared by an independent valuation advisor.

Effective March 19, 2008, our common stock was suspended from trading on the NASDAQ Global Market.  Consequently, in the first quarter of 2008, we experienced a significant decline in the market value of our stock.  As a result, our market capitalization was significantly lower than our book value and we believed that this was an indicator of potential impairment of our goodwill and therefore a goodwill impairment test was performed with all reporting units passing the first step of the two-step process described below.

In accordance with ASC 350, we used the required two-step process to test goodwill for impairment.  The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill.  ASC 350 states that the reporting unit is considered as an operating segment or one level below an operating segment (i.e., a component of an operating segment).  A component of an operating segment can be a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.  ASC 350 provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

During the fourth quarter of 2008, the chief operating decision maker (“CODM”) started to review financial information differently, which resulted in a change in operating segments.  The change in operating segment determination required us to re-evaluate our historical ASC 350 assumption of 11 reporting units for goodwill impairment analysis used at December 31, 2007 and March 31, 2008, and we determined that we had 10 reporting units at December 31, 2008.  In 2009, the CODM further changed the segments included in his review of our financial information, which resulted in operating segments in 2009 consisting of North America, Latin America, Europe, ProSys, Rorke and Total Tec, and the Company making the determination that we had nine reporting units at December 31, 2009.

Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value.  We utilized a combination of income and market approaches to estimate the fair value of our reporting units in the first step.  In our analysis, we weighted the income and market approaches 75% and 25%, respectively.

The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions of, among other factors, the reporting units’ expected long-term revenue trends, as well as estimates of profitability, changes in working capital and long-term discount rates, all of which require significant judgment.  The income approach also requires the use of appropriate discount rates that take into account the current risks in the capital markets.  The market approach evaluates comparative market multiples applied to our reporting units’ businesses to yield a second estimated fair value of each reporting unit.

We compared the fair value of each reporting unit to its carrying value including existing goodwill at December 31, 2009 and since there was no indication of impairment, it was not necessary to perform the second step of the impairment analysis and therefore, no goodwill impairment charge was recorded.  At December 31, 2008, these tests yielded an indication of impairment in each of the TotalTec and Net Storage Brazil reporting units and the Europe and ProSys reporting units at December 31, 2007.  We also compared the aggregate of the estimated fair values of our reporting units to our overall market capitalization, taking into account an acceptable control premium considered supportable based upon historical comparable transactions and current market conditions.

At December 31, 2009, key assumptions used to determine the fair value of each reporting unit under the income approach method were: (a) expected cash flow for the period from 2009 to 2014; and (b) a discount rate of 12.2%, which was based on management’s best estimate of the after-tax weighted average cost of capital (“WACC”).  At December 31, 2008, key assumptions used to determine the fair value of each reporting unit under the income approach method were:  (a) expected cash flow for the period from 2008 to 2013; and (b) a discount rate of 12.6%, which was based on management’s best estimate of the after-tax WACC.  At March 31, 2008, key assumptions used to determine the fair value of each reporting unit under the income approach method were: (a) expected cash flow for the period from 2008 to 2012; and (b) a discount rate of 13.3%, which was derived from management’s estimate of a market participant’s assumption of the WACC.  At December 31, 2007, key assumptions used to determine the fair value of each reporting unit under the income approach method were: (a) expected cash flow for the period from 2008 to 2013; and (b) a discount rate of 12.8%, which was derived from management’s estimate of a market participant’s assumption of the WACC.

Step two of the impairment test requires us to compute a fair value of the assets and liabilities, including identifiable intangible assets, within each of the reporting units with indications of impairment, and compare the implied fair value of goodwill to its carrying value.  The results of step two indicated that the goodwill for the TotalTec reporting unit was fully impaired and the goodwill for the Net Storage Brazil reporting unit was partially impaired at December 31, 2008.  As a result, in 2008, we recorded a goodwill impairment charge of $3.5 million in the TotalTec reporting unit and a goodwill impairment charge of $2.4 million in the Net Storage Brazil reporting unit, for a total goodwill impairment charge of $5.9 million in 2008.  This non-cash charge materially impacted our equity and results of operations in 2008, but does not impact our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities.

In addition, we recorded a charge of $52.4 million in the fourth quarter of 2007, which consisted of a $20.5 million goodwill impairment charge in the ProSys reporting unit and a $31.9 million goodwill impairment charge in the Europe reporting unit.  This non-cash charge materially impacted our equity and results of operations in 2007, but does not impact our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities.

As of December 31, 2009, if forecasted cash flows had been 10% lower than estimated, goodwill would not have been impaired as there was no indication of impairment when we compared the fair value of each reporting unit to its carrying value including existing goodwill.

As of December 31, 2008, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment would have increased by $1.0 million.

We also assess potential impairment of our other identifiable intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances such as significant changes in the manner of use of the asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results, have made recovery of an asset’s carrying value unlikely.  The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.  There were no indicators of intangible impairments in 2009 and, therefore, we did not conduct impairment tests for our intangible assets.  We conducted impairment tests of our intangible assets and other long-lived assets in the first quarter of 2008 and the fourth quarters of 2007 and 2008 prior to our assessment of goodwill.  Our results indicated that the carrying value of these assets was recoverable from undiscounted cash flows and no impairment was indicated.

From January 1, 2008 through December 31, 2009, our common stock traded as low as $0.27 per share.  We will continue to monitor the estimates of fair value for our reporting units and there may be circumstances in future periods that will require us to recognize an impairment loss on all or a portion of our recorded goodwill or other intangible assets.

Restructuring and Related Impairment Costs

Restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, costs related to leased equipment that has been abandoned, and impairment of owned equipment to be disposed of.

We recognize severance and benefit costs when management has committed to a restructuring plan, the terms of that plan are communicated to the affected employees and the severance costs are probable and estimable.  Our estimate of severance and benefit costs are based on planned employee attrition.

We have also recorded certain estimated future losses for leased facilities as a component of restructuring costs.  These losses are calculated based on an estimate of the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment, less the present value of any estimated sublease income.  In order to estimate future sublease income, we engage real estate brokers to assist management in estimating the length of time to sublease a facility and the amount of rent we can expect to receive.  Estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities, such as general economic conditions and the real estate market, among others.  Other exit costs include costs to consolidate facilities or close facilities and relocate employees.  A liability for these costs is recorded at its fair value in the period in which the liability is incurred.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure the accruals are still appropriate.  If our severance and benefit cost estimates and loss accruals for leased facilities are incorrect, the effect on our consolidated financial statements would  be insignificant due to the short-term nature of these obligations.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business (such as legal matters).  We consider the likelihood of the loss occurring and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of, any loss contingencies.  Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  We regularly evaluate information available to us to determine whether any such accruals should be adjusted.  Such revisions in the estimates of the potential loss contingencies could have a material impact on our consolidated results of operations, financial position and cash flows.

Vendor Programs

We receive funds from vendors for price protection, product rebates, marketing, promotions and other competitive pricing programs.  These amounts are recorded as a vendor receivable or as a reduction in accounts payable with a corresponding reduction to inventories, cost of sales or selling, general and administrative expense, depending on the nature of the program.  Vendor receivables are generally collected through vendor-authorized reductions to our accounts payable, and reserves are established for vendor receivables that are determined to be uncollectible.  Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously earned.  Historically, our rebate estimates have been within 10% of actual rebates.  Rebate estimates as of December 31, 2009 have not been negatively impacted by the recession in 2009, and are not expected to change in the near future.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.2	90.6	91.4
Gross profit	9.8	9.4	8.6
Operating expenses:
Selling, general and administrative	7.5	8.4	7.5
Professional fees	0.9	1.6	0.6
Impairment of goodwill and other intangibles	—	0.2	1.3
Restructuring and impairment costs	0.1	0.2	—
Total operating expenses	8.5	10.4	9.4
Operating income (loss)	1.3	(1.0)	(0.8)
Interest expense, net	1.1	1.0	1.1
Other expense (income), net	(0.1)	0.3	(0.1)
Income (loss) before income taxes	0.3	(2.3)	(1.8)
Provision for income taxes	0.1	—	0.2
Net income (loss)	0.2%	(2.3)%	(2.0)%

Major Customers

No customer accounted for more than 10% of consolidated net sales in 2009, 2008 or 2007.  Our top ten customers accounted for 15% of consolidated net sales in both 2009 and 2008 and 12% of consolidated net sales in 2007.  We cannot guarantee that these or any other customers will not increase or decrease as a percentage of our consolidated net sales either individually or as a group.  Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.

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

Segments

Under the accounting guidance for segment reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in determining allocation of resources and assessing performance.  At December 31, 2007, we determined that we had 11 operating segments and seven reportable segments.  The Company’s seven reportable segments consisted of the following:

U.S. Distribution	Miami
Europe	Canada
ProSys	Other
TotalTec

Our “Other” reportable segment included certain operations in North America (Rorke Data) and certain in-country operations in Latin America (Brazil, Chile and Mexico).

During the fourth quarter of 2008, the CODM started to review financial information differently, which included review of Chile and Chile IQQ on a combined basis,which resulted in a change in operating segments.  As a result, we determined that we had ten operating segments at December 31, 2008 and the same seven reportable segments we had at December 31, 2007.

In 2009, the CODM started to review financial information differently, which included review of U.S. Distribution and Canada on a combined basis, designated as North America.  In addition, the review of Mexico, Brazil, Chile and Miami was presented on a combined basis, designated as Latin America.  This resulted in operating segments in 2009 consisting of North America, Latin America, Europe, ProSys, Rorke and Total Tec.

At December 31, 2009, we determined that we had the following five reportable segments:

North America	Europe
ProSys	Latin America
Other

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

We disclosed segment and geographic information using seven reportable segments for the year ended December 31, 2008.  For comparative purposes we have presented in the tables below the 2008 segment and geographic information as if we had used the current five reportable segments determined at December 31, 2009.

Net Sales

Net sales by segment, product and geographic region for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	Years Ended December 31,				Change
Net Sales by Segment	2009		2008		$	%
North America	$823,107	27.2%	$988,421	27.6%	$(165,314)	(16.7)%
Europe	1,247,809	41.3	1,459,128	40.8	(211,319)	(14.5)
ProSys	385,968	12.8	451,446	12.6	(65,478)	(14.5)
Latin America	499,706	16.5	592,654	16.6	(92,948)	(15.7)
Other	64,577	2.2	87,850	2.4	(23,273)	(26.5)
Total	$3,021,167	100.0%	$3,579,499	100.0%	$(558,332)	(15.6)%

	Years Ended December 31,				Change
Net Sales by Product	2009		2008		$	%
Computer platforms	$560,211	18.6%	$614,050	17.2%	$(53,839)	(8.8)%
Storage systems	550,778	18.2	679,069	19.0	(128,291)	(18.9)
Disk drives	749,635	24.8	932,388	26.0	(182,753)	(19.6)
All other products	1,160,543	38.4	1,353,992	37.8	(193,449)	(14.3)
Total	$3,021,167	100.0%	$3,579,499	100.0%	$(558,332)	(15.6)%

	Years Ended December 31,				Change
Net Sales by Geographical Region	2009		2008		$	%
United States	$1,170,654	38.8%	$1,403,776	39.2%	$(233,122)	(16.6)%
Canada	102,998	3.4	123,941	3.5	(20,943)	(16.9)
United Kingdom	684,524	22.7	810,934	22.6	(126,410)	(15.6)
Other Europe	563,285	18.6	648,194	18.1	(84,909)	(13.1)
Latin America(1)	499,706	16.5	592,654	16.6	(92,948)	(15.7)
Total	$3,021,167	100.0%	$3,579,499	100.0%	$(558,332)	(15.6)%

(1)	Includes U.S.-based sales from the Miami operations of $110,323 and $124,292 for the years ended December 31, 2009 and 2008, respectively.

Consolidated net sales decreased 15.6% in 2009 to $3.0 billion from $3.6 billion in 2008, which included sales decreases across all segments and all geographical regions.  On a segment basis, the decrease consisted primarily of sales decreases in the Europe and North America segments of $211.3 million and $165.3 million, respectively.  As a result of the global economic recession, the Europe segment experienced a decrease in demand for its computer platform and disk drive products, which resulted in a sales decrease (without giving effect to currency exchange rate changes) of $86.1 million.  Also, the translation of our Europe segment sales into U.S. dollars resulted in decreased sales of $158.9 million for the year ended December 31, 2009, when compared to 2008, due to a stronger U.S. dollar against foreign currencies.  The sales decrease in our North America segment of $165.3 million was primarily attributable to lower demand for products resulting from the global economic recession, mainly disk drives and computer platforms, which comprised $123.1 million of the decrease as well as approximately $7.0 million due to a stronger U.S. dollar against foreign currency.  The remaining segments, ProSys, Latin America and Other sales decreased an aggregate of approximately $181.7 million which was primarily attributable to a decrease in sales of $136.6 million (without giving effect to currency exchange rate changes) due to lower demand for all products resulting from the global economic recession and approximately $14.5 million due to a stronger U.S. dollar against foreign currencies.

Gross Margin

The gross profit as a percentage of net sales (“gross margin”) was 9.8% of consolidated net sales in 2009, compared to 9.4% of consolidated net sales in 2008.  Gross margin increases in the North America, Europe, and Latin America segments were offset by gross margin decreases in the Other segment.  The increase in North America gross margin was primarily attributable to a higher percentage of sales of higher margin products to OEM customers.  Also contributing to the increase in the North America gross margin was the settlement and recognition in 2009 of $5.8 million of receivable credits (recorded as an increase in net sales) and $11.7 million of vendor credits (recorded as a reduction of cost of goods sold) arising in prior periods.  The receivable credits recorded were primarily related to the resolution of liabilities recorded during the restatement of our historical financial statements, while the majority of vendor credits recorded were identified and resolved within a normal operating cycle.  The increases in the gross margins in our Europe and Latin America segments were primarily attributable to a higher percentage of sales to OEM customers.  The decrease in gross margin in the Other segment was primarily attributable to sales of lower margin products.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the years ended December 31, 2009 and 2008 was as follows (dollars in thousands):

	Years Ended December 31,		Change
	2009	2008	$	%
SG&A expense	$226,329	$302,416	$(76,087)	(25.2)%
Percentage of net sales	7.5%	8.4%

The decrease in SG&A expense in 2009 over 2008 included decreases of approximately $26.4 million in the Europe segment, approximately $18.7 million in the North America segment, approximately $19.1 million in the ProSys segment and an aggregate of approximately $11.8 million in the Latin America and Other segments. The decrease in SG&A expense in the Europe segment was primarily due to a $11.6 million decrease in salaries and employee benefit expenses due to headcount reductions, but also included a $2.9 million decrease in commissions and bonus expense as a result of lower sales volume, a $1.8 million decrease in bad debt expense due to lower sales volume, a $1.2 million decrease in rent expense, and decreases of $1.2 million in travel and entertainment expenses, and $0.6 million in advertising expense due to lower discretionary spending resulting from lower sales volumes. The decrease in SG&A expense in the North America segment was primarily due to a $4.8 million decrease in bad debt expense due to the lower sales volumes, a $4.0 million decrease in salaries and employee benefit expenses due to headcount reductions, a $3.5 million decrease in advertising expense due to lower discretionary spending resulting from lower sales volumes and a $2.7 million decrease in commissions and bonus due to lower business volumes.  ProSys derivative gains of approximately $2.9 million offset SG&A expense in 2009 in the ProSys segment.  In addition, the decrease in SG&A expense in the ProSys segment was primarily due to a $10.4 million decrease in commissions and bonus expense due to lower sales volumes, but also included a $3.4 million decrease in salaries and employee benefit expenses due to a headcount reductions to lower operating costs, a $2.6 million decrease in insurance expense due to lower business volumes and a $1.4 million decrease in travel and entertainment expense due to lower discretionary spending resulting from lower sales volumes.  The decrease in SG&A expense in the Latin America segment was primarily due to a $2.7 million decrease in salaries and employee benefit expenses, a $1.7 million in decrease in bad debt expense, a $0.5 million decrease in advertising expense and a $0.9 million decrease in commissions and bonus expense.  The decrease in SG&A expense in the Other segment was primarily due to a $1.6 million decrease in salaries and employee benefit expense, a $1.7 million decrease in commissions and bonus expense and a $0.4 million decrease in bad debt expense.

Professional Fees

Professional fees for audit, legal, tax and outside accounting advisor services decreased $30.6 million, or 54.0%, in 2009 compared to 2008 due to the conclusion of our accounting investigations and restatements in late 2008.

Impairment of Goodwill and Other Intangibles

In 2009, we did not impair goodwill as the fair value of the reporting units substantially exceeded their carrying value.  In 2008, we recorded a goodwill impairment charge of $5.9 million, which consisted of a $3.5 million charge in the TotalTec reporting unit, part of our Other segment, and a $2.4 million charge in the Net Storage Brazil reporting unit which is currently part of our Latin America segment.

Restructuring and Impairment Costs

In 2009, we initiated restructuring plans for our North America, Europe and Latin America reportable segments and, as a result, we incurred restructuring costs and other charges of approximately $3.8 million.  These costs consisted primarily of severance and benefit costs of $3.5 million for involuntary employee terminations and costs of $0.3 million related to the closure and impairment of certain leased facilities.  We terminated 129 employees in North America, 40 employees in Latin America and 66 employees in the United Kingdom and continental Europe in sales, marketing, finance and support functions.  Approximately $1.6 million of the involuntary employee termination costs incurred in 2009 resulted from the cessation of our operations in Italy.  We expect to pay all remaining 2009 restructuring expenses, estimated to be approximately $1.5 million, by the end of the first quarter of 2010.  See Note 7 — Restructuring and Impairment Costs in our notes to the consolidated financial statements included in this Form 10-K for additional information.

In 2008, we initiated a restructuring plan for our North America, Europe and Latin America reportable segments, and, as a result, we incurred restructuring and impairment costs of $4.3 million.  These costs consisted primarily of severance and benefit costs of $3.9 million for involuntary employee terminations and costs of $0.4 million related to the closure and impairment of certain leased facilities.  We terminated 48 employees in North America, 105 employees in Latin America and 58 employees in the United Kingdom and continental Europe in sales, marketing, finance and support functions.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2009 and 2008 was as follows (dollars in thousands):

	Years Ended December 31,		Change
	2009	2008	$	%
Interest expense, net	$33,097	$37,544	$(4,447)	(11.8)%

The decrease in interest expense, net in 2009 as compared to 2008 was primarily attributable to lower average borrowings due to higher positive cash flows from operations that were used to pay down debt and to lower interest rates in 2009.  Our weighted average borrowings in 2009 were $340.3 million compared to $427.0 million in 2008.  The weighted average interest rate in 2009 was 5.6% compared to 6.1% in 2008.

Other Expense (Income), Net

Other expense (income), net for the years ended December 31, 2009 and 2008 was as follows (dollars in thousands):

	Years Ended December 31,		Change
	2009	2008	$	%
Other expense (income), net	$(2,121)	$10,509	$(12,630)	(120.2)%

Other expense (income), net primarily consists of foreign currency transaction gains and losses.  The change in other expense (income), net in 2009 as compared to 2008 was primarily attributable to gains of $1.2 million due to foreign currency transactions in 2009 as compared to foreign currency transaction losses of $10.1 million in 2008.

Income Taxes

The provision for income taxes for the years ended December 31, 2009 and 2008 was as follows (dollars in thousands):

	Years Ended December 31,
	2009	2008
Provision for income taxes	$1,289	$527
Effective tax provision rate	14.6%	(0.6)%

Our income tax provisions and effective tax rate are primarily impacted by, among other factors, the statutory tax rates in the countries in which we operate and the related level of income generated by our global operations.  Our income tax provision rate in 2009 was 14.6%, an increase of 15.2% from our income tax provision of (0.6%) in 2008.  The increase was primarily attributable to an increase in worldwide pretax income of $8.8 million in 2009 compared to a net loss of $(81.9) million in 2008.  Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings and losses as we have a full valuation allowance position in certain jurisdictions.

Our gross deferred tax assets as of December 31, 2009 and 2008 were $58.3 million and $53.2 million, respectively, which consisted of reserve items and net operating losses.  Of these amounts, valuation allowances of $45.8 million and $44.8 million, respectively, were recorded against these assets.  We recorded a valuation allowance against substantially all of the U.S. deferred tax assets in 2009 and 2008, as management does not believe it is more likely than not that the deferred tax assets will be realized.

In the fourth quarter of 2009, we reduced our valuation allowance on deferred tax assets and recorded a tax benefit of $6.2 million to reflect the impact of The Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA Act”).  Of this amount: (1) $4.1 million pertains to a carryback of a portion of our 2008 U.S. Federal net operating loss to 2004 based on the provisions of the WHBA Act and Revenue Procedures 2009-52; that carryback was collected in March 2010, and (2) $2.1 million pertains to a valuation allowance determined to be no longer required as a result of the WHBA Act.  In addition to the credits recorded as a result of the WHBA Act, a tax benefit of $2.4 million and a corresponding reduction in the valuation allowance were recorded by us in the fourth quarter of 2009 as it was determined that the valuation allowance was not required.  This out-of-period adjustment, which related to the impact of certain tax positions recorded in 2008, was determined to be immaterial for all periods presented.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We disclosed segment and geographic information using seven reportable segments for the years ended December 31, 2008 and 2007.  For comparative purposes we have presented in the tables below the 2008 and 2007 segment and geographic information as if we had used the current five reportable segments determined at December 31, 2009.

Net Sales

Net sales by segment, product and geographic region for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	Years Ended December 31,				Change
Net Sales by Segment	2008		2007		$	%
U.S. Distribution	$988,421	27.6%	$1,195,894	30.3%	$(207,473)	(17.3)%
Europe	1,459,128	40.8	1,699,732	43.0	(240,604)	(14.2)
ProSys	451,446	12.6	378,760	9.6	72,686	19.2
Latin America	592,654	16.6	570,474	14.4	22,180	3.9
Other	87,850	2.4	105,045	2.7	(17,195)	(16.4)
Total	$3,579,499	100.0%	$3,949,905	100.0%	$(370,406)	(9.4)%

	Years Ended December 31,		Change
Net Sales by Product	2008	2007	$	%
Computer platforms	$614,050	$615,137	$(1,087)	(0.2)%
Storage systems	679,069	693,713	(14,644)	(2.1)
Disk drives	932,388	1,237,103	(304,715)	(24.6)
All other products	1,353,992	1,403,952	(49,960)	(3.6)
Total	$3,579,499	$3,949,905	$(370,406)	(9.4)%

	Years Ended December 31,				Change
Net Sales by Geographical Region	2008		2007		$	%
United States	$1,403,776	39.2%	$1,530,658	38.8%	$(126,882)	(8.3)%
Canada	123,941	3.5	149,042	3.8	(25,101)	(16.8)
United Kingdom	810,934	22.6	1,018,365	25.8	(207,431)	(20.4)
Other Europe	648,194	18.1	681,367	17.2	(33,173)	(4.9)
Latin America(1)	592,654	16.6	570,473	14.4	22,181	3.9
Total	$3,579,499	100.0%	$3,949,905	100.0%	$(370,406)	(9.4)%
_________________
(1)	Includes U.S.-based sales from the Miami operations of $124,292 and $129,872 for the years ended December 31, 2008 and 2007, respectively.

Consolidated net sales decreased 9.4% in 2008 to $3.6 billion from $3.9 billion in 2007, attributable to decreases in Europe segment sales of approximately $240.6 million and North America sales of $207.5 million, which were partially offset by increases in ProSys sales of $72.7 million and Latin America segment sales of $22.2 million.  As a result of the recession, the Europe segment experienced a decrease in demand for its computer platform and disk drive products.  Also, the translation of our Europe segment sales into U.S. dollars resulted in decreased sales of $20.3 million for the year ended December 31, 2008, when compared to 2007, due to a stronger U.S. dollar.  The sales decrease in our North America segment of $207.5 million was primarily attributable to lower demand for all products resulting from the global economic recession, particularly disk drives, storage system sales and computer platforms, which experienced a $190.6 million decrease in sales when comparing 2008 to 2007.  The translation of our North America segment sales into U.S. dollars resulted in an increase in sales of $1.0 million for the year ended December 31, 2008, compared with 2007, due to the stronger U.S. dollar.  The $22.2 million increase in our Latin America segment sales was primarily due to an increase in sales of computer platform products of $51.9 million and an increase in all other products of $17.2 million.  This increase was partially offset by a decrease in disk drive sales of $24.2 million.  The increase in our ProSys segment sales of $72.7 million was primarily attributable to an increase in sales of our computer platform products of $19.0 million and storage systems of $39.0 million when comparing 2008 to the corresponding period in 2007.  The sales decrease in our Other segment of $17.2 million was primarily attributable to a decrease in sales of our computer platform products.  Also, the translation of Latin America segment sales into U.S. dollars resulted in increased sales of $3.9 million for the year ended December 31, 2008, when compared to 2007, due to stronger foreign currencies against the U.S. dollar.

Gross Margin

Gross margin was 9.4% of consolidated net sales in 2008, compared to 8.6% of consolidated net sales in 2007.  Gross margin in the ProSys segment increased by 0.4 percentage points when comparing 2008 to 2007.  The increase in our ProSys segment gross margin is attributable to increased sales of higher margin business, including a $39.0 million increase in storage systems sales and a $19.0 million increase in computer platform sales, when comparing 2008 to 2007.  Gross margin in the Latin America, North America and Other segments increased in the aggregate by 0.3 percentage points, which is also attributable to increased sales of higher margin business.  Furthermore, we recorded approximately $10.0 million as a reduction to cost of sales resulting from the release of certain vendor allowances previously deferred.  The release of deferred vendor allowances had a 0.3% impact on our gross profit percentage in 2008.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the years ended December 31, 2008 and 2007 was as follows (dollars in thousands):

	Years Ended December 31,		Change
	2008	2007	$	%
SG&A expense	$302,416	$297,483	$4,933	1.7%
Percentage of net sales	8.4%	7.5%

The increase in SG&A expense in 2008 over 2007 was primarily attributable to approximately $12.5 million in additional SG&A expenses in the ProSys segment and additional SG&A expenses of $3.0 million, and $0.6 million in the Latin America and North America segments, respectively.  These SG&A expense increases, resulting from higher headcount, were partially offset by decreases in SG&A expenses in the Europe and Other segments of approximately $3.5 million due to decreases in salary and wage expenses, and commissions and bonus expense.  The SG&A increase in our ProSys segment is attributable to an approximately $16.1 million increase in commissions and bonus expenses, which were offset by a $3.5 million decrease in salaries and wages expenses.  The SG&A increase in our Latin America segment is attributable to approximately $2.3 million in additional bad debt expense and $0.8 million in additional advertising expense when comparing 2008 to 2007.  The overall decrease of SG&A expense in our Europe segment was due to a $1.8 million decrease in salary and wage expenses, a $1.4 million decrease in commission and bonus expense and a $1.1 million decrease in employee benefit expense when comparing 2008 to 2007.  The SG&A decreases in our Europe segment were offset by a $2.4 million increase in bad debt expense.

Professional Fees

Professional fees for audit, legal, tax and outside accounting advisor services increased $34.1 million, or 150.9%, in 2008 compared to 2007 due to the investigation-related activities and the restatement of our historical consolidated financial statements.

Impairment of Goodwill and Other Intangibles

In 2008, we recorded a goodwill impairment charge of $5.9 million in Brazil, part of our Latin America segment, which consisted of a $3.5 million charge in the TotalTec reporting unit, part of our Other segment, and a $2.4 million charge in the Net Storage Brazil reporting unit, part of our Latin America segment.  In 2007, we recorded a goodwill impairment charge of $52.4 million, which consisted of a $20.5 million goodwill impairment charge in the ProSys reporting unit and a $31.9 million goodwill impairment charge in the Europe reporting unit.

Restructuring and Impairment Costs

In 2008, we initiated a restructuring plan for our North America, Europe and Latin America reportable segments, and, as a result, we incurred restructuring and impairment costs of $4.3 million.  These costs consisted primarily of severance and benefit costs of $3.9 million for involuntary employee terminations and costs of $0.4 million related to the closure and impairment of certain leased facilities.  We terminated 48 employees in North America, 105 employees in Latin America and 58 employees in the United Kingdom and continental Europe in sales, marketing, finance and support functions.  See Note 7 — Restructuring and Impairment Costs in our notes to the consolidated financial statements included in this Form 10-K for additional information.

In 2007, we incurred and paid restructuring costs of approximately $1.4 million related to severance and benefit costs associated with involuntary employee terminations.  We terminated 22 employees in North America, 56 employees in Latin America and 25 employees in Europe.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2008 and 2007 was as follows (dollars in thousands):

	Years Ended December 31,		Change
	2008	2007	$	%
Interest expense, net	$37,544	$40,797	$(3,253)	(8.0)%

The decrease in interest expense, net in 2008 over 2007 was primarily attributable to lower average interest rates in 2008.  Our weighted average borrowings in 2008 were $427.0 million compared to $418.8 million in 2007.  The weighted average interest rate in 2008 was 6.1% compared to 6.9% in 2007.

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

Income Taxes

The provision for income taxes for the years ended December 31, 2008 and 2007 was as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007
Provision for income taxes	$527	$6,961
Effective tax provision rate	(0.6)%	(9.7)%

Our income tax provision of $0.5 million and $7.0 million for 2008 and 2007, respectively, was primarily due to income taxes in certain foreign jurisdictions.  During 2008 and 2007, we increased the valuation allowance by approximately $17.6 million and $9.2 million, respectively.  In both 2008 and 2007, the Company continued to record a full valuation allowance against substantially all of its deferred tax assets in the U.S. and certain foreign jurisdictions.

Our gross deferred tax assets as of December 31, 2008 and 2007 were $53.2 million and $38.1 million, respectively, and consisted of reserve items and net operating losses.  Of these amounts, a valuation allowance of $44.8 million and $27.2 million, respectively, were recorded against the assets.  We recorded a valuation allowance against substantially all of the U.S. deferred tax assets in 2008 and 2007, as management does not believe it is more likely than not that the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  We currently have substantial outstanding obligations that could become payable through the first quarter of 2011, including the following:

•
The Western Facility expires on September 20, 2010, but is automatically extended for one year unless we receive written notice of termination 60 days prior to that date.  This facility provides availability of up to $153 million, as amended on February 3, 2010, of which approximately $70 million was outstanding at December 31, 2009.

•
Our convertible subordinated notes, in the aggregate principal amount of $110 million, include a provision under which the holders have the right to require us to repurchase, for cash, all or a portion of the notes at face value on March 5, 2011.

In recent years, we have funded our working capital requirements principally through borrowings under bank lines of credit and subordinated term loans.  These credit agreements require that we comply with a number of financial and other covenants, including a quarterly minimum fixed-charge coverage ratio based upon earnings.  Our ability to continue as a going concern is dependent upon, among other factors, continuing to generate sufficient cash flows from operations, maintaining compliance with the provisions of our existing credit agreements and, when necessary, being able to renew such agreements and/or obtain alternative or additional financing.  For information about these covenants, see “Credit Agreement Covenants and Consolidated Financial Statement Presentation,” above.

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

Based upon our current projections, we believe we will generate sufficient cash flows from operations and maintain debt covenant compliance for at least the next twelve months, and that we will be able to successfully renegotiate the terms of the Western Facility and the convertible subordinated notes, or obtain alternative or additional financing, if needed.

Alternative or additional financings could result in existing shareholders experiencing significant dilution, and we may issue new equity securities with rights, preferences or privileges senior to those of existing holders of our common stock.  Further, a renegotiation of the terms of the notes or an alternate or additional financing could be dilutive to future earnings per share.  If we fail in the future to satisfy any of the covenants in our credit agreements and are unable to obtain waivers or amendments or if we are unsuccessful in renegotiating or refinancing the Western Facility or the convertible subordinated notes when due, we would be in default of the terms of our debt agreements, which would constitute a cross-default under most of our other debt arrangements.  If  those defaults should occur and we were unable to negotiate cures: (1) our lenders could declare all outstanding principal and interest to be due and payable, and certain cross-default provisions under other credit arrangements would be triggered; or (2) our lenders could terminate their commitments to loan us money and foreclose against the assets securing their borrowings.  Should these events occur, there would be uncertainty regarding our ability to continue as a going concern.

Our cash and cash equivalents totaled $21.1 million and $22.8 million at December 31, 2009 and 2008, respectively.

To date, we have not paid cash dividends to our shareholders and we do not plan to pay cash dividends in the future.  Our credit agreements prohibit the payment of dividends or other distributions on any of our shares, except dividends payable in our capital stock.

The following table presents the balances and certain terms of our indebtedness as of December 31, 2009 (amounts in thousands):

	Maximum Facility Amount		Amount Outstanding		Interest Rate(f)	Maturity
Lines of credit:
Western Facility(a)	$204,000	(b)	$69,647		5.00%	September 2010
BOA Facility(a)	£76,000	(g)	$42,900		2.62%	October 2011
GE Facility(a)	$80,000		$58,342		0.00%	—	(c)
IBM Kreditbank Facility Germany	$25,000		$(1,984	)(h)	6.71%	—	(d)
IBM Facility Holland	$5,000		$0		N/A	—	(d)
Banco de Credito e Inversiones	$5,000		$2,800		3.20%	September 2010
Banco de Chile	$2,500		$517		4.05%	June 2010
Banco Internacional	$5,000		$4,600		4.39%	June 2010
Itau Bank	$865		$861		12.12%	December 2010
Intel Facility	$2,048		$2,008		0.00%	March 2010
Notes:
Convertible Notes	$—		$111,341	(e)	3.75%	March 2011(i)
2008 Notes — RSA	$—		$44,733	(e)	9.00%	December 2013
2006 Notes — RSA	$—		$30,866	(e)	9.00%	August 2013
_________________
(a)
The maximum borrowings under these lines of credit are limited to a percentage of the value of eligible accounts receivable and inventory (for the GE Facility, only eligible inventory).  At December 31, 2009, our additional available borrowings under these lines of credit were $44.2 million in the United States and $28.0 million in Europe.  Limitations exist on the transfer of funds between geographies.

(b)	As of February 3, 2010 the maximum facility amount was reduced to $153 million.
(c)	Facility may be terminated by either party upon 30 days’ notice. If the facility is terminated, all amounts outstanding would be due at the end of the 30-day notice period.
(d)	Facility may be terminated by either party upon six weeks’ notice. If the facility is terminated, all amounts outstanding would be due at the end of the six-week notice period.
(e)	Includes accrued interest.
(f)	Interest rates under the lines of credit represent the average interest rates for the month of December 2009.
(g)	The maximum borrowing under this facility is $123.1 million (based on an exchange rate of $1.62/£1.00 as of December 31, 2009).
(h)	Amount outstanding represents cash held by the lender in excess of outstanding borrowings under the line of credit with IBM and Kreditbank Facilities Germany at December 31, 2009.
(i)	The Company’s convertible notes mature in March 2024; however, the notes include the right of the holders to put the notes to the Company at face value as of March 2011

For a discussion of the terms of these lines of credit and notes, see Note 6 – Lines of Credit and Long-Term Debt in our notes to the consolidated financial statements included in this Annual Report on Form 10-K.  Additionally, for a discussion regarding our adoption of ASC 470-20, Debt with Conversion and Other Options, see Note 2 – Summary of Significant Accounting Policies in our notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Debt, Other Contractual Obligations and Off Balance Sheet Arrangements

The following is a summary of certain contractual obligations and commitments as of December 31, 2009 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 Years		3-5 Years	More Than 5 Years	Total
Long-term debt	$11,097	$124,683	(2)	$34,811	$—	$170,591
Interest expense on long-term debt	10,363	11,127		1,736	—	23,226
Lines of credit	138,775	42,900		—	—	181,675
Operating leases	10,778	12,841		7,238	10,419	41,276
Supplemental Executive Retirement Plan liability	—	623		776	2,067	3,466
Total	$171,013	$192,174		$44,561	$12,486	$420,234

(1) Assumes that we continue to satisfy all covenants contained in our debt agreements.
(2)  Includes $110.0 million outstanding associated with our convertible notes that are due March 5, 2024, which include a provision under which the holders have the right to require the Company to repurchase for cash all or a portion of the notes at face value on March 5, 2011.

This table excludes unrecognized tax liabilities computed under ASC 740-10, Income Taxes (“ASC 740-10”, formerly FIN48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109), of $10.4 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined.  See Note 9 — Income Taxes in our notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Long-Term Debt and Related Interest Expense

At December 31, 2009, we had various notes payable and other long-term debt with an outstanding balance of $170.6 million with interest rates ranging from 3.75% to 9.00%.  The notes payable and other long-term debt mature at various dates through March 2024.

Lines of Credit

At December 31, 2009, we had amounts outstanding under various lines of credit based upon eligible accounts receivable and inventories.  Payments due have been included in the table above based upon the maturity dates of the underlying facilities.  All amounts have been classified as currently due in our consolidated balance sheets at December 31, 2009 and 2008.

Capital Leases

At December 31, 2009, we had no capital lease obligations outstanding.

Operating Leases

We lease our facilities under cancelable and non-cancelable operating lease agreements.  The leases expire at various times through 2025 and contain renewal options.  Certain of the leases require us to pay property taxes, insurance and maintenance costs.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities during the years ended December 31, 2009, 2008 and 2007 consisted of (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,522	$(82,466)	$(78,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,970	10,774	10,968
Amortization of debt issuance costs	3,746	2,958	2,597
Amortization of debt discount	9,832	8,656	7,761
Stock-based compensation expense	2,518	4,893	1,418
Provision for bad debts	8,214	16,375	7,090
Remeasurement of ProSys Derivative	(2,840)	4,019	372
Loss on property and equipment	89	225	610
Unrealized loss (gain) on currency remeasurement	(2,005)	3,662	(274)
Impairment of goodwill and other intangibles	—	5,864	52,445
Deferred taxes	(3,657)	(2,008)	2,588
Cash provided by (used in) working capital	20,753	69,496	(11,348)
Net cash provided by (used in) operating activities	$55,142	$42,448	$(4,519)

The net cash provided by operating activities in 2009 was due primarily to net income before depreciation, amortization and other non-cash charges and an increase in accounts payable and cash overdrafts, partially offset by an increase in inventories and a decrease in deferred taxes, as compared to 2008.  Our accounts receivable, net of allowances for doubtful accounts, increased to $434.9 million at December 31, 2009 from $430.0 million at December 31, 2008, due primarily to higher sales volume in the fourth quarter of 2009 when compared to the same period in 2008 and a decrease in the allowance for doubtful accounts.  Our inventories increased to $295.7 million at December 31, 2009 from $230.7 million at December 31, 2008, primarily due to higher inventories required to support our projected sales volumes.  Our accounts payable and cash overdraft increased to $360.9 million at December 31, 2009 from $274.7 million at December 31, 2008 as a result of the increase in inventory purchases and our efforts to manage working capital.

Cash Flows from Investing Activities

The net cash used in investing activities was $4.0 million, $7.6 million and $11.4 million for the years ended December 31, 2009, 2008 and 2007, primarily due to the acquisition of property and equipment.

Cash Flows from Financing Activities

The net cash used in financing activities was $49.6 million in 2009, which primarily related to the repayment of $37.9 million under our short-term borrowing facilities and repayments of long-term notes of $11.2 million.  The net cash used in financing activities was $47.4 million in 2008, which primarily related to the repayment of $40.5 million under our short-term borrowing facilities and repayments of long-term notes of $10.9 million, partially offset by proceeds of $10.0 million from long-term notes payable.  The net cash provided by financing activities was $29.0 million in 2007, primarily related to borrowings under our short-term borrowing facilities of $47.5 million, partially offset by debt issuance costs of $9.8 million and payments under long-term notes payable and capital leases of $8.8 million.

ProSys Derivative

At the time of the acquisition of ProSys Information Systems, Inc. (“ProSys”) on October 2, 2006, we entered into a registration rights agreement with the former shareholders of ProSys (the “Holders”) obligating us to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale of 1.72 million shares of the our common stock used as part of the consideration in the purchase transaction within 60 days of the closing date of the acquisition.  On April 30, 2007, we entered into an amendment to the registration rights agreement with the Holders.  The amendment provided that, in exchange for an extension of the time to register the shares, we would provide the Holders with cash or our common stock necessary to make up the positive difference between the per share price of the our common stock on the date the registration statement was declared effective and $4.93 (the “Issue Price”).  The Issue Price was the price used to determine the share value for purposes of determining the consideration for the purchase transaction.  As well, a put right at the Issue Price in certain circumstances was provided to the Holders for those shares not subject to restriction on sale under the registration rights agreement.  On February 5, 2008, we entered into a memorandum of understanding with the Holders that required us to pay an advance against potential contingent consideration due to the Holders in exchange for an extension on the previously granted put right through September 30, 2008.  On August 26, 2008, we entered into a second amendment to the registration rights agreement with the Holders under which we agreed to purchase from the Holders all of the right, title and interest in 710,036 shares of the purchase consideration common stock at the Issue Price, in exchange for granting the Holders a right to put the remaining 1,014,336 shares to us at the Issue Price if we had not filed all delinquent SEC periodic reports by October 31, 2009 (the “contingent put option”).  If we were no longer delinquent in our SEC periodic reports on October 31, 2009, once the remaining 1,014,336 shares became freely tradable in the open market, we agreed to pay the Holders the positive difference between the Issue Price and the open market sale price (“Price Protection”).  In September 2009, we regained compliance with our SEC periodic reporting obligations, which had the effect of terminating the contingent put option.

The contingent put option and the Price Protection represent derivative instruments issued by us that were required to be recorded at fair value.  Based on the terms described above for each, only one of these derivative instruments, and not both, could eventually be exercised by the Holders thereby limiting the maximum liability to us under the agreements discussed above.  Prior to the expiration of the contingent put option, we recorded a derivative liability equal to the greater of the fair value of the Price Protection or the contingent put option, reflective of the fact that only one of the instruments could be exercised at any point in time.  Due to the expiration of the contingent put option, the derivative liability was valued solely based on the Price Protection as of September 30, 2009.  Changes in fair value are recorded as compensation expense in “selling, general and administrative expense” in the consolidated statements of operations.  The derivative liability, which was included in “other accrued liabilities” in our consolidated balance sheets, totaled $4.4 million at December 31, 2008.  The contingent put option and the Price Protection are collectively referred to herein as the “ProSys Derivative.”  We have obligations under agreements entered into in connection with our acquisition of ProSys that constitute a derivative liability.  For details of the terms of this arrangement, See Note 14 — Derivative Instruments in our notes to the consolidated financial statements included in this Annual Report on Form 10-K.

On October 13, 2009, we entered into a settlement agreement with the Holders covering all claims relating to the earnout payments agreed to at the time the we acquired ProSys.  Under the terms of the settlement, we agreed to pay the Holders $1.5 million by October 21, 2009 and an additional $3.3 million.  On January 4, 2010, we paid the additional $3.3 million to the Holders.  As a result of these payments, we have no further obligations related to the price protection granted to the former Holders.  In addition, we agreed to relieve the Holders of any liability arising out of certain contingent state sales tax liabilities incurred prior to our acquisition of ProSys.  As of December 31, 2009, we accrued $6.8 million related to these contingent state sales tax liabilities.  We believe these liabilities will be paid in full prior to June 30, 2010.

Transactions with Related Parties

A director of the Company is a director of one of our customers, Datalink Corporation.  The consultant who managed our Brazilian operation through June 30, 2009 has an ownership interest in two of our customers/vendors, Megaware Commercial Ltda and Megaware Industrial Ltda (collectively, “Megaware”).

Sales to and purchases from these parties for the three years ended December 31, 2009 and accounts receivable at December 31, 2009, 2008 and 2007 are summarized below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Sales:
Datalink Corporation	$165	$60	$—
Megaware	31,313	45,111	37,939
Accounts receivable:
Datalink Corporation	91	—	—
Megaware	3,654	8,443	10,024

In 2006, as a part of our acquisition of ProSys, we entered into two long-term real property leases for office and warehouse space in Norcross, Georgia with Laurelwood Holdings, LLC (“Laurelwood Holdings”).  The sellers of ProSys, who thereafter became our employees, had an ownership interest in Laurelwood Holdings.  In 2009, 2008 and 2007, we paid $539,000, $501,000 and $498,000, respectively, under those lease agreements to Laurelwood Holdings.  One of the employees disposed of her interest shortly after the ProSys acquisition in 2006 and the other employee terminated his employment as of December 31, 2008.

Since October 2005, we have employed a stepson of Mr. Bell, our president and chief executive officer, in the position of director of strategic markets.  In 2009, 2008 and 2007, Mr. Bell’s stepson received total cash compensation of $215,000, $246,000 and $238,000, respectively.  On November 17, 2005, he was granted an option to purchase 15,000 shares of common stock with an exercise price of $7.95 per share.  On January 21, 2008, he was granted an option to purchase 10,000 shares of common stock with an exercise price of $5.90 per share.  On September 2, 2009, he was granted an option to purchase 10,000 shares of common stock with an exercise price of $2.00 per share.  In addition, he participates in all other benefits that we generally offer to all our employees.  The Audit Committee reviewed and ratified the employment of Mr. Bell’s stepson and his compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14,  Certain Revenue Arrangements That Include Software Elements  (amendments to FASB ASC Topic 985,  Software ) (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the effect the adoption of ASU 2009-13 and ASU 2009-14 will have on our consolidated financial statements.

On January 21, 2009, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclose requirements, ASU 2010-06 also amends Topic 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010.  We are currently evaluating the effect the adoption of ASU 2009-06 will have on our consolidated financial statements.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our floating rate credit facilities and could be subjected to higher interest payments if interest rates increase.  For the year ended December 31, 2009, average borrowings on floating rate credit facilities included $81.4 million under the Western Facility, $39.3 million under the Bank of America Facility and $18.8 million under the Kreditbank Facility.  These facilities have interest rates that are based on associated rates such as Eurodollar and base or prime rates that fluctuate based on market conditions.  A one percentage point increase/decrease in the average interest rate would have impacted interest expense by approximately $1.5 million in 2009.

A substantial part of our revenue and capital expenditures are transacted in currencies other than the U.S. dollar, and the functional currencies for our foreign subsidiaries are generally not the U.S. dollar.  We enter into foreign forward exchange contracts to economically hedge certain balance sheet exposures against future movements in foreign exchange rates.  A sudden or significant change in foreign exchange rates could have a material impact on our net income or loss or cash flows.  The fair value of foreign exchange contracts are estimated using market quotes.  The notional amounts of foreign exchange contracts at December 31, 2009 and 2008 were approximately $80.6 million and $75.5 million, respectively.  The carrying amounts, which are nominal, approximated fair value at December 31, 2009 and 2008.  The majority of these foreign exchange contracts mature in six months or less.  These contracts will settle in British pounds, Euros, Chilean pesos, Mexican pesos and U.S. dollars.  Gains and (losses) from foreign currency transactions, as well as realized and unrealized gains and (losses) from our derivative instruments, are included in our consolidated statements of operations in the amounts of $1.2 million, $(10.1) million and $2.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

The translation of the consolidated financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  We recorded translation gains (losses) to comprehensive income (loss) in the amounts of $16.1 million, $(38.9) million and $7.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively.  Sales and operating income would have decreased by approximately $123.0 million and $2.3 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2009.  This amount was determined by considering the impact of a hypothetical foreign exchange rate for British pounds, Euros and Canadian dollars on sales and operating income of the Company’s international operations.

Item 8.              Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bell Microproducts Inc.

We have audited the accompanying consolidated balance sheets of Bell Microproducts Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bell Microproducts Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted FASB ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2010 thereon expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
San Jose, California
March 26, 2010

BELL MICROPRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share data

	December 31,
	2009	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$21,132	$22,775
Accounts receivable, net	434,858	429,853
Inventories	295,692	230,652
Prepaid expenses and other current assets	44,088	24,907
Total current assets	795,770	708,187
Property and equipment, net	15,710	19,042
Goodwill	21,456	19,211
Other intangibles, net	6,261	9,315
Other long-term assets	17,779	26,371
Total assets	$856,976	$782,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$12,453	$10,527
Accounts payable	348,415	264,218
Borrowings under lines of credit	179,691	211,405
Current portion of long-term debt	11,097	10,286
Other accrued liabilities	91,784	94,658
Total current liabilities	643,440	591,094
Long-term debt, net of current portion	159,494	161,063
Other long-term liabilities	22,210	24,269
Total liabilities	825,144	776,426
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized; 31,942 and 31,774 shares issued and outstanding at December 31, 2009 and 2008, respectively	233,950	231,432
Accumulated deficit	(209,978)	(217,500)
Accumulated other comprehensive income (loss)	7,860	(8,232)
Total shareholders’ equity	31,832	5,700
Total liabilities and shareholders’ equity	$856,976	$782,126

The accompanying notes are an integral part of these consolidated financial statements.

(1)           Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”)).  See Note 2, “Summary of Significant Accounting Policies.”

BELL MICROPRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Years Ended December 31,
	2009	2008 (1)	2007 (1)

Net sales	$3,021,167	$3,579,499	$3,949,905
Cost of sales	2,725,127	3,244,053	3,609,362
Gross profit	296,040	335,446	340,543
Selling, general and administrative expense	226,329	302,416	297,483
Professional fees (2)	26,129	56,763	22,625
Impairment of goodwill and other intangibles	—	5,864	52,445
Restructuring and impairment costs	3,795	4,289	1,404
Total operating expenses	256,253	369,332	373,957
Operating income (loss)	39,787	(33,886)	(33,414)
Interest expense, net	33,097	37,544	40,797
Other expense (income), net	(2,121)	10,509	(2,426)
Income (loss) before income taxes	8,811	(81,939)	(71,785)
Provision for income taxes	1,289	527	6,961
Net income (loss)	$7,522	$(82,466)	$(78,746)
Net income (loss) per share:
Basic	$0.24	$(2.55)	$(2.44)
Diluted	$0.23	$(2.55)	$(2.44)
Shares used in per share calculation:
Basic	31,859	32,299	32,248
Diluted	32,595	32,299	32,248

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options. See Note 2, “Summary of Significant Accounting Policies.”

(2)	Professional fees represent fees for audit, legal, tax and outside accounting advisory services.

BELL MICROPRODUCTS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

In thousands

	Common Stock		Accumulated Deficit
	Shares	Amount		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)

Balance at January 1, 2007	32,162	$198,854	$(60,505)	$23,761	$162,110
Adjustment for the cumulative effect of prior years of the adoption of FASB ASC 470-20 (1)	—	29,731	5,753	—	35,484
Adjustment for the cumulative effect of prior years of the adoption of ASC 740-10	—	—	(1,536)	—	(1,536)
Adjusted balance at January 1, 2007	32,162	228,585	(56,288)	$23,761	$196,058
Currency translation adjustment	—	—	—	7,408	7,408	$7,408
Net unrealized loss on available-for-sale security	—	—	—	(18)	(18)	(18)
Changes in unrealized loss on derivative instruments, net of tax	—	—	—	(870)	(870)	(870)
Net loss	—	—	(78,746)	—	(78,746)	(78,746)
Total comprehensive loss						$(72,226)
Exercise of stock options and vesting of RSUs	125	36	—	—	36
Tax benefit associated with exercise of stock options	—	68	—	—	68
Stock-based compensation	—	1,350	—	—	1,350
Balance at December 31, 2007	32,287	230,039	(135,034)	30,281	125,286
Currency translation adjustment	—	—	—	(38,895)	(38,895)	(38,895)
Net unrealized loss on available-for-sale security	—	—	—	(30)	(30)	(30)
Changes in unrealized gain on derivative instruments, net of tax	—	—	—	412	412	412
Net loss	—	—	(82,466)	—	(82,466)	(82,466)
Total comprehensive loss						$(120,979)
Vesting of RSUs	197	—	—	—	—
Repurchase of shares	(710)	(1,562)	—	—	(1,562)
Stock-based compensation	—	2,955	—	—	2,955
Balance at December 31, 2008	31,774	231,432	(217,500)	(8,232)	5,700
Currency translation adjustment	—	—	—	16,149	16,149	16,149
Net unrealized loss on available-for-sale security	—	—	—	(2)	(2)	(2)
Changes in unrealized gain on derivative instruments, net of tax	—	—	—	(55)	(55)	(55)
Net income	—	—	7,522	—	7,522	7,522
Total comprehensive income						$23,614
Vesting of RSUs	168	—	—	—	—
Stock-based compensation	—	2,518	—	—	2,518
Balance at December 31, 2009	31,942	$233,950	$(209,978)	$7,860	$31,832

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options. See Note 2, “Summary of Significant Accounting Policies.”

BELL MICROPRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Years Ended December 31,
	2009	2008 (1) (2)	2007 (1)
Cash flows from operating activities:
Net income (loss)	$7,522	$(82,466)	$(78,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,970	10,774	10,968
Amortization of debt issuance costs	3,746	2,958	2,597
Amortization debt discount	9,832	8,656	7,761
Stock-based compensation expense	2,518	4,893	1,418
Provision for bad debts	8,214	16,375	7,090
Loss on property and equipment	89	225	610
Remeasurement of ProSys derivative	(2,840)	4,019	372
Unrealized loss (gain) on currency remeasurement	(2,005)	3,662	(274)
Impairment of goodwill and other intangibles	—	5,864	52,445
Deferred taxes	(3,657)	(2,008)	2,588
Changes in assets and liabilities:
Accounts receivable	11,640	25,573	(20,854)
Inventories	(53,353)	178,225	(45,728)
Prepaid expenses and other assets	(18,341)	(2,531)	3,164
Accounts payable and cash overdrafts	79,970	(123,153)	59,500
Other accrued liabilities	837	(8,618)	(7,430)
Net cash provided by (used in) operating activities	55,142	42,448	(4,519)
Cash flows from investing activities:
Proceeds from sale of property and equipment	53	47	124
Purchases of property and equipment	(4,036)	(7,604)	(9,247)
Payments associated with acquisitions of businesses, net of cash acquired	—	—	(2,324)
Net cash used in investing activities	(3,983)	(7,557)	(11,447)
Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(37,927)	(40,513)	47,549
Debt issuance costs	(475)	(2,480)	(9,770)
Borrowings under long-term notes payable	—	10,000	—
Payments under long-term notes payable and capital lease obligations	(11,198)	(10,884)	(8,781)
Repurchases of common stock	—	(3,500)	—
Proceeds from issuances of common stock	—	—	36
Net cash (used in) provided by financing activities	(49,600)	(47,377)	29,034
Effect of exchange rate changes on cash	(3,202)	(5,087)	686
(Decrease) increase in cash and cash equivalents	(1,643)	(17,573)	13,754
Cash and cash equivalents, beginning of year	22,775	40,348	26,594
Cash and cash equivalents, end of year	$21,132	$22,775	$40,348
Cash payments (receipts) during the year:
Interest paid	$19,364	$26,940	$28,576
Income taxes paid	4,245	3,038	4,935
Income tax receipts	(380)	(5,221)	(1,186)
Supplemental non-cash investing activities:
Purchase price adjustment – ProSys	—	—	5,694
Accrual of earnout payments associated with acquisitions	505	1,151	1,167
Settlement of earnout associated with acquisitions	—	1,056	—

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options. See Note 2, “Summary of Significant Accounting Policies.”
(2)	Includes stock-based compensation expense of $1.9 million resulting from the repurchase of 710,036 shares of Company common stock from the former ProSys shareholders.

BELL MICROPRODUCTS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS OF COMPANY AND CREDIT AGREEMENT COVENANTS

Description of Operations

Bell Microproducts Inc., a California corporation, and its subsidiaries (collectively, the “Company”) are distributors of storage products and systems, as well as computer products and peripherals to original equipment manufacturers (“OEMs”), value-added resellers (“VARs”) and dealers in the United States, Canada, Latin America and Europe.

Financial Statement Presentation and Liquidity

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  The Company's ability to continue as a going concern is dependent upon, among other factors, continuing to generate sufficient cash flows from operations, maintaining compliance with the provisions of its existing credit agreements and meeting or successfully negotiating the terms of its obligations when due and obtaining alternative or additional financing, if needed.

The Company currently has substantial outstanding debt obligations that could become payable through the first quarter of 2011, including the following:

•
The Company’s primary U.S. line of credit with Wachovia Capital Finance Corporation (Western) (the “Western Facility”) expires on September 20, 2010, but is automatically extended for one year unless the Company receives written notice of termination 60 days prior to that date.  This facility provides availability of up to $153 million, as amended on February 3, 2010, of which approximately $70 million was outstanding at December 31, 2009.

•
The Company’s convertible subordinated notes, in the aggregate principal amount of $110 million, include a provision under which the holders have the right to require the Company to repurchase for cash all or a portion of the notes at face value on March 5, 2011.

The Company is currently negotiating an extension of the Western Facility.  The ability of the Company to negotiate an extended or replacement revolving line of credit will likely be impacted by the redemption provisions of its convertible subordinated notes and its ability to successfully complete a restructuring of those provisions.  The Company believes it will be able to successfully renegotiate the terms of the Western Facility and the convertible subordinated notes, or obtain alternative or additional financing, if needed.

Alternative or additional financings could result in existing shareholders experiencing significant dilution, and the Company may issue new equity securities with rights, preferences or privileges senior to those of existing holders of our common stock.  Further, a renegotiation of the terms of the notes or an alternate or additional financing could be dilutive to future earnings per share.  Should the Company be unsuccessful in negotiating an extended or replacement revolving line of credit when necessary, or either obtaining necessary funds to redeem the convertible subordinated notes or renegotiating the terms of a refinancing with the current note holders, including obtaining the necessary approvals from senior lenders, it would be in default of the terms of its debt agreements which would constitute a cross-default under most of our other debt arrangements.  If those defaults should occur and the Company was unable to negotiate cures: (1) its lenders could declare all outstanding principal and interest to be due and payable and certain cross-default provisions under other credit arrangements would be triggered; or (2) its lenders could terminate their commitments to loan the Company money and foreclose against the assets securing their borrowings.  Should these events occur, there would be uncertainty regarding the Company’s ability to continue as a going concern.

Several of the Company’s credit agreements require that the Company comply with financial and non-financial covenants, including a minimum fixed-charge coverage ratio based upon earnings.  In 2010, 2009, 2008 and 2007, we obtained agreements from our lenders to waive defaults under our debt agreements related to non-compliance with certain of these covenants, and related cross-defaults.  Based upon the Company’s current projections, the Company believes that it will generate sufficient cash flows from operations and maintain debt covenant compliance for at least the next twelve months.  Should the Company be unsuccessful in maintaining debt covenant compliance, the lenders may exercise their option to demand repayment of the amounts outstanding, and there would be uncertainty regarding the Company's ability to continue as a going concern.

Based upon the Company’s current projections, the Company believes that it will generate sufficient cash flows from operations and maintain debt covenant compliance for at least the next twelve months.  Should the Company be unsuccessful in maintaining debt covenant compliance, the lenders may exercise their option to demand repayment of the amounts outstanding, and there would be uncertainty regarding the Company's ability to continue as a going concern.

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

The Company recognizes product revenue when the following conditions are met:  (1) a firm customer order has been received, (2) the goods have been shipped and, title and risk of loss have been passed to the buyer, (3) the price to the buyer is fixed or determinable and (4) collectibility is reasonably assured.  Revenue is recorded net of estimated discounts, rebates and estimated returns.  The Company recognizes service revenue as the services are performed, and the related costs are expensed as incurred unless installation is essential to the functionality of the product, in which case product and service revenue is deferred until the service is completed.  Service revenues represented less than 10% of total net sales for 2009, 2008 and 2007.

Certain customer arrangements require the Company to record net profit as a component of revenue (essentially as an agent fee) rather than recording the gross amount of the sale and related cost.  Generally, revenue and the related costs are recorded on a gross basis only when the Company is primarily obligated in a transaction,.  Other factors that the Company considers in determining whether to recognize revenue and the related cost on a gross versus net basis include the assumption of general and physical inventory risk, latitude in establishing prices, discretion in selecting suppliers, determination of product or service specifications, involvement in the provision of services and assumption of credit risk.  The Company recognized sales under these net contracts in the amounts of $5.9 million, $8.5 million and $10.5 million during 2009, 2008 and 2007, respectively.

The Company enters into multiple-element revenue arrangements, which may include any combination of services, extended warranty and hardware.  A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

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

Cash and Cash Equivalents and Cash Overdraft

Cash equivalents consist of highly liquid investments that are readily convertible into cash and have original maturities of three months or less at the date of purchase.  Cash overdraft represents payments recorded by the Company in excess of available bank funds.  Changes in cash overdraft are recorded in cash provided by (used in) operating activities in the accompanying consolidated statements of cash flows.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  Collection risks are mitigated by (i) sales to well-established companies; (ii) ongoing credit evaluation of its customers; and (iii) frequent contact by the Company with its customers, especially its most significant customers, which enables the Company to monitor changes in business operations and to respond accordingly.  When the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due to it and thereby reduces the net receivable to the amount the Company reasonably believes is likely to be collected.  For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and its historical experience.

Customer credits pertaining to price protection programs, rebate programs, promotions and product returns are recorded to offset customer receivables.  When applicable, credits are extinguished when a customer applies them to its related receivable or the Company is legally released from being the primary obligor under the liability.

Vendor Programs

The Company receives funds from vendors for price protection, product rebates, marketing, promotions and other competitive pricing programs.  These amounts are recorded as a vendor receivable, as a reduction to accounts payable, with a corresponding reduction to inventories, cost of sales or selling, general and administrative expense, depending on the nature of the program.  Vendor receivables are generally collected through vendor-authorized reductions to the Company’s accounts payable, and reserves are established for vendor receivables that are determined to be uncollectible.

Financial Instruments, Concentration of Credit and Other Risks

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term debt obligations.  The fair value of these financial instruments approximates their carrying value as of December 31, 2009 and 2008, due to the nature of these instruments or their short-term maturity.  Financial instruments also include long-term debt, the fair value of which is disclosed in Note 6 — Lines of Credit and Long-Term Debt.  The Company’s derivative instruments are recorded at fair value as disclosed in Note 14, Derivative Instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains allowances for estimated collection losses.  No customer accounted for more than 10% of net sales in any of the three years ended December 31, 2009, 2008 and 2007, or of accounts receivable at December 31, 2009 or 2008.

Five vendors accounted for 47% of the Company’s inventory purchases during 2009.  Five vendors accounted for 48% of the Company’s inventory purchases during 2008 and five vendors accounted for 49% of the Company’s inventory purchases during 2007.

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of computer and other equipment, furniture and fixtures and warehouse equipment, which range from three to five years.  Maintenance and repairs are charged to expense as incurred, and improvements are capitalized.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Goodwill

The Financial Accounting Standards  Board (“FASB”) Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other (“ASC 350”) requires goodwill to be tested for impairment and written down when impaired on an annual basis and between annual tests in certain circumstances.  ASC 350 also requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

In accordance with ASC 350, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized.  In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

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

Other Expense (Income), Net

Other expense (income), net primarily consists of gains and losses arising from foreign currency transactions.

Income Taxes

The Company’s provision for income taxes is comprised of its current tax liability and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in the results of operations for the period that includes the effective date.  A valuation allowance is recorded to reduce the carrying value of deferred tax assets unless it is more likely than not that such assets will be realized.  The Company’s income tax calculations are based upon applicable U.S. Federal, State, or foreign corporate income tax laws.

Through December 31, 2009 and 2008, the Company has not provided for U.S. Federal income tax for undistributed earnings from foreign subsidiaries as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S.  The Company believes it is not practicable to determine the Company’s tax liability that may arise in the event of a future repatriation of foreign earnings.  If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors.  Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.  The Company expects to satisfy its anticipated cash needs for operations and capital requirements in all jurisdictions for at least the next twelve months using existing cash, anticipated cash flows generated from operations and borrowings under its existing lines of credit.  Virtually all of the Company’s foreign jurisdictions need cash for day-to-day operations and expansion and, as such, the Company does not plan to repatriate any of the foreign earnings.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in the income tax returns it files.  Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

The amount of income tax the Company pays is subject to audits by U.S. Federal, state and foreign tax authorities, which may result in proposed assessments.  The Company’s estimate of the potential outcome for any uncertain tax issue requires significant judgment.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters.  However, the Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire.  Additionally, the jurisdictions in which the Company’s earnings or deductions are realized may differ from its current estimates.  As a result, the Company’s effective tax rate in future periods may fluctuate significantly.

The Company evaluates its uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes.  The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in the Company’s income tax expense and therefore could have a material impact on our future tax provisions, net income and cash flows. The Company’s reserve for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. The Company reviews its reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of advanced pricing agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are calculated using the weighted average number of common shares outstanding during the period.  In addition, diluted net income includes potentially issuable shares of common stock and their effects on income which were included in the diluted calculations as their effect was dilutive for 2009.  Potentially issuable shares of common stock and their effects on income were excluded from the diluted calculations as their effect was anti-dilutive for 2008 and 2007.

Foreign Currency Translation and Transactions

For each of our foreign subsidiaries, the local currency is its functional currency.  Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a component of accumulated comprehensive income as a separate component of shareholders’ equity.  Assets and liabilities denominated in currencies other than U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each reporting period, and net revenue, cost of sales and expenses related to the previously reported periods are remeasured at historical exchange rates. The Company includes gains and losses from foreign currency transactions in net earnings.

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

Accumulated other comprehensive income, comprised primarily of foreign currency translation adjustments, was $7.9 million at December 31, 2009, and accumulated other comprehensive loss was $(8.2) million at December 31, 2008.  Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted is initially determined based on the estimated fair values on the date of grant, net of an estimated forfeiture rate . Compensation expense for stock options and non-performance based RSUs granted after December 31, 2005 is recognized over the requisite service period of the award on a straight-line basis.  Compensation expense for all non-performance based RSUs granted on or prior to December 31, 2005 is recognized using the accelerated multiple-option approach.  Compensation expense for performance-based RSUs is recognized using the accelerated multiple option method based upon the fair value of the underlying shares on the vesting date.  Forfeiture rates used in the determination of compensation expense are revised in subsequent periods if actual forfeitures differ from estimates.

Business Segments

The Company is in the business of providing computer components and peripherals, server and storage subsystems and solutions, software and value added services to OEMs, VARs, contract manufacturers, direct manufacturers, integration and end-user customers.  The Company’s reportable segments are North America, Europe, ProSys, Latin America, and Other.  Management designates the internal reporting used by its chief operating decision maker for making decisions and assessing performance as the source of reportable segments.  See Note 3 — Goodwill and Other Intangible Assets, as well as Note 13 — Segment and Geographic Information.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”).  ASC 815-10 requires that all derivative instruments be recognized on the balance sheet at fair value.  In addition, ASC 815-10 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes, until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair values or cash flows.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change.  The Company uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations.

Restructuring and Impairment Costs

Restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, costs related to owned and leased equipment that has been or will be abandoned.  For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets.

Severance and benefit costs are recognized when the Company’s management has committed to a restructuring plan, the terms of that plan are communicated to the affected employees and the severance costs are probable and estimable.  The Company’s estimate of severance and benefit costs is based on planned employee attrition.

The Company also records estimated future losses for leased facilities as a component of restructuring costs.  These losses are calculated based upon an estimate of the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment, less the present value of any estimated sublease income.  In order to estimate future sublease income, the Company engages real estate brokers to estimate the length of time to sublease a facility and the amount of rent it can expect to receive.  Estimates of expected sublease income could change based on factors that affect its ability to sublease those facilities, such as general economic conditions and the real estate market, among others.  A liability for these costs is recorded at its fair value in the period in which the liability is incurred.

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

Advertising

Costs related to advertising and product promotion expenditures are charged to selling, general and administrative expense as incurred, and are primarily offset by OEM marketing reimbursements.  The Company incurred advertising and product promotion costs, net of reimbursement, in the amounts of $1.1 million, $2.6 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Reclassifications and Error Correction Disclosure

Certain December 31, 2008 accounts receivable balances were reclassified to prepaid expenses and other current assets to conform to the current period presentation.  Certain December 31, 2008 and 2007 selling, general and administrative expense amounts were reclassified to professional fees to conform to the current period presentation.  Subsequent to the issuance of the 2008 financial statements, management determined that the supplemental disclosure of cash paid for interest in the consolidated statement of cash flows for the years ended December 31, 2008 and 2007 contained errors which management believes are immaterial.  The amounts originally reported as $43.3 million and $36.4 million were corrected to $26.9 million and $28.6 million, for the years ended December 31, 2008 and 2007, respectively.

Adoption of New Pronouncements

On July 1, 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105-10”) (the “Codification”).  ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

In May 2008, the FASB issued FASB ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly FSP APB 14-1), which requires issuers of convertible debt securities within its scope to bifurcate these securities into a debt component and an equity component in a manner that reflects an issuer’s nonconvertible borrowing rate.  ASC 470-20 applies to the Company’s subordinated notes issued on March 5, 2004 and became effective for the Company at the beginning of fiscal 2009.  ASC 470-20 requires retrospective application to all periods presented.  Accordingly, the information presented for periods prior to January 1, 2009 has been adjusted for such retrospective application.

On January 1, 2009, the Company adopted the provisions of ASC 470-20.  The Company estimated the debt component (fair value of the convertible notes at issuance without the conversion feature) at approximately $58.2 million using a discounted cash-flow method.  Key assumptions in determining this fair value estimate included the Company’s nonconvertible debt borrowing rate as of March 5, 2004, as well as the expected life of the debt, which is through March 2011, the first put date of the related debt.  The equity component, which is the value of the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the convertible notes and the debt component, after adjusting for the deferred tax impact.  The value of the conversion feature is accordingly reflected as a discount to reduce the initial $110.0 million carrying value of the debt to fair value without the conversion feature, and the discount is accreted as additional interest expense over the expected life of the debt.  Original debt issuance costs have also been allocated between other assets and equity on a proportional basis of the debt and equity components.

As a result of applying ASC 470-20 retrospectively to all periods presented, the Company recognized the following effects on the individual line items on the consolidated statements of operations:

(1)	Incremental interest expense of $9.4 million, $8.1 million and $7.2 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

(2)
A decrease in the net income per basic and diluted share of $0.30 for the twelve months ended December 31, 2009, and increases in the net loss per basic and diluted share of $0.25 and $0.22 for the twelve months ended December 31, 2008 and 2007, respectively.

	Consolidated Balance Sheet as of December 31, 2008
	As Previously Reported	ASC 470-20 Adjustments	As Adjusted
	(In thousands)
Prepaid expenses and other current assets	$25,495 (1)	$(588)	$24,907
Total current assets	708,775	(588)	708,187
Other long-term assets	18,545	7,826	26,371
Total assets	774,888	7,238	782,126
Long-term debt, net of current portion	183,547	(22,484)	161,063
Other long-term liabilities	15,751	8,518	24,269
Total liabilities	790,392	(13,966)	776,426
Common stock	201,701	29,731	231,432
Accumulated deficit	(208,973)	(8,527)	(217,500)
Total shareholders’ equity (deficit)	(15,504)	21,204	5,700

(1) Reflects reclassification of certain December 31, 2008 accounts receivable balances reclassified to prepaid expenses and other current assets to conform to current period presentation.

	Consolidated Balance Sheet as of December 31, 2007
	As Previously Reported	ASC 470-20 Adjustments	As Adjusted
	(In thousands)
Common stock	$200,308	$29,731	$230,039
Accumulated deficit	(134,153)	(881)	(135,034)
Total shareholders’ equity	96,436	28,850	125,286

See Note 6 – Lines of Credit and Long-Term Debt for additional information.

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14,  Certain Revenue Arrangements That Include Software Elements  (amendments to FASB ASC Topic 985,  Software ) (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the effect the adoption of ASU 2009-13 and ASU 2009-14 will have on its consolidated financial statements.

On January 21, 2009, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends Topic 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010.  The Company is currently evaluating the effect that the adoption of ASU 2009-06 will have on its consolidated financial statements.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

A reporting unit is defined as operating segment or one level below an operating segment (i.e., a component of an operating segment).  A component of an operating segment can be a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.  The accounting guidance for segment reporting provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

The Company applies the provisions of FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), in its evaluation of goodwill and other intangible assets.  ASC 350 eliminates the requirement to amortize goodwill, but requires that goodwill be reviewed at least annually for potential impairment, which the Company performs each year as of December 31.

Effective March 19, 2008, the Company’s common stock was suspended from trading on the NASDAQ Global Market.  Consequently, in the first quarter of 2008, the Company experienced a significant decline in the market value of its stock.  As a result, the Company’s market capitalization was significantly lower than its book value and the Company believed that this was an indicator of potential impairment of its goodwill.

The Company determined that it had the following 11 operating segments at December 31, 2007 and March 31, 2008 for goodwill impairment analysis as follows:

U.S. Distribution	Rorke Data	Chile IQQ	Europe
Canada	Latin America Export	Mexico	ProSys
TotalTec	Chile	Net Storage Brazil

During 2008, the CODM started to review financial information differently, which included Chile and Chile IQQ as one set of financial information which resulted in a change in operating segments.  The change in operating segment determination required the Company to reevaluate its historical assumption of 11 reporting units for goodwill impairment analysis.  As a result, the Company determined that it had 10 reporting units at December 31, 2008 for goodwill impairment analysis, consisting of the 11 reporting units determined at March 31, 2008 and December 31, 2007, less Chile IQQ.

In 2009, the CODM further changed the segments included in his review of financial information which resulted in U.S. Distribution and Canada being combined and designated as North America, and Mexico, Brazil, Chile and Miami being combined and designated as Latin America.

As a result of these changes, the Company has re-evaluated its reporting units and has determined that is has nine reporting units at December 31, 2009.

Goodwill balances by year and by reportable segment and changes therein were as follows (in thousands):

	North America	Latin America	Other	Total
Balance at January 1, 2008	$8,487	$8,387	$9,340	$26,214
Contingent purchase price adjustment	—	1,151	—	1,151
Impairment charge	—	(2,413)	(3,451)	(5,864)
Currency translation adjustment	—	(2,290)	—	(2,290)
Balance at December 31, 2008	8,487	4,835	5,889	19,211
Contingent purchase price adjustment	—	505	—	505
Currency translation adjustment	—	1,740	—	1,740
Balance at December 31, 2009	$8,487	$7,080	$5,889	$21,456

The above goodwill balances are reflected net of aggregate accumulated goodwill impairment charges of $69.1 million, $69.1 million and $63.2 million at December 31, 2009, 2008 and 2007, respectively.

In accordance with ASC 350, the Company used a two-step process to test for goodwill impairment.  The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill.  Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value.  The Company utilized a combination of income and market approaches to estimate the fair value of its reporting units in the first step.

The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions of, among other factors, the reporting units’ expected long-term revenue trends, as well as estimates of profitability, changes in working capital and long-term discount rates, all of which require significant judgment.  The income approach also requires the use of appropriate discount rates that take into account the current risks in the capital markets.  The market approach evaluates comparative market multiples applied to the Company’s reporting units’ businesses to yield a second estimated fair value of each reporting unit.  In its analysis, the Company weighted the income and market approaches 75% and 25%, respectively.

At December 31, 2009, key assumptions used to determine the fair value of each reporting unit under the income approach method were:  (a) expected cash flow for the period from 2009 to 2014; and (b) a discount rate of 12.2%, which was based on management’s best estimate of the after-tax weighted average cost of capital (“WACC”).  At December 31, 2008, key assumptions used to determine the fair value of each reporting unit under the income approach method were:  (a) expected cash flow for the period from 2008 to 2013; and (b) a discount rate of 12.6%, which was based on management’s best estimate of the after-tax WACC.  At March 31, 2008, key assumptions used to determine the fair value of each reporting unit under the income approach method were:  (i) expected cash flow for the period from 2008 to 2012; and (ii) a discount rate of 13.3%, which was derived from management’s estimate of a market participant’s assumption of the WACC.  At December 31, 2007, key assumptions used to determine the fair value of each reporting unit under the income approach method were:  (1) expected cash flow for the period from 2008 to 2013; and (2) a discount rate of 12.8%, which was derived from management’s estimate of a market participant’s assumption of the WACC.

At December 31, 2009 and March 31, 2008, the Company did not impair goodwill as the fair value of the reporting units substantially exceeded their carrying value.

Step two of the impairment test requires the Company to compute a fair value of the assets and liabilities, including identifiable intangible assets, within each of the reporting units with indications of impairment, and compare the implied fair value of goodwill to its carrying value.  The results of step two indicated that the goodwill for the TotalTec reporting unit was fully impaired and the goodwill for the Net Storage Brazil reporting unit was partially impaired at December 31, 2008.  The TotalTec impairment was triggered by a reduction in customer base as a result of the recession that required us to decrease our forecast of future TotalTec cash flows.  The Net Storage Brazil impairment was triggered by the decline of the overall economic environment in Brazil as a result of the recession, which required us to decrease our forecast of future Net Storage Brazil cash flows.  As a result, in 2008, the Company recorded a goodwill impairment charge of $3.5 million in the TotalTec reporting unit and a goodwill impairment charge of $2.4 million in the Net Storage Brazil reporting unit, for a total goodwill impairment charge of $5.9 million in 2008.

In addition, as a result of the step two test in 2007, the Company recorded a charge of $52.4 million in the fourth quarter of 2007, which consisted of $20.5 million goodwill impairment charge recorded in the ProSys reporting unit and a $31.9 million goodwill impairment charge recorded in the Europe reporting unit.  The ProSys impairment was triggered by a decline in the overall economic environment resulting from the recession.  The decline required us to decrease our estimate of future ProSys cash flows.  The Europe impairment was triggered by combining Europe Distribution and Europe Enterprise into a single reporting unit, Europe.  The change in reporting unit determination resulted in revised future cash flows that did not support the carrying value of goodwill of the combined reporting unit.

The carrying value of goodwill is based on fair value estimates of projected financial information, which management believes to be reasonable.  The valuation methodology used to estimate the fair value of the Company and its reporting units considers the market capitalization of the Company, and requires inputs and assumptions that reflect market conditions, as well as management judgment.

The carrying values and accumulated amortization of intangible assets at December 31, 2009 and 2008 were as follows (in thousands):

	Estimated	December 31, 2009
	Useful Life for	Gross	Accumulated	Net
Intangible Assets	Amortization	Amount	Amortization	Amount
Non-compete agreements	2-6 years	$3,065	$2,451	$614
Trade names	20 years	2,500	480	2,020
Customer/supplier relationships	4-10 years	14,412	10,995	3,417
Internally developed software	5 years	600	390	210
Total		$20,577	$14,316	$6,261

		December 31, 2008
		Gross Amount	Accumulated Amortization	Net Amount
Intangible Assets	Estimated Useful Life for Amortization
Non-compete agreements	2-6 years	$3,008	$2,055	$953
Trade names	20 years	2,500	355	2,145
Customer/supplier relationships	4-10 years	13,996	8,109	5,887
Internally developed software	5 years	600	270	330
Total		$20,104	$10,789	$9,315

The weighted average amortization period of all intangible assets was approximately seven years for the years ended December 31, 2009, 2008 and 2007.

Amortization expense, using the straight line method, was $3.2 million, $3.4 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company estimates future annual amortization expense for intangible assets as follows (in thousands):

Years Ending December 31,	Amount
2010	$2,894
2011	1,457
2012	213
2013	177
2014	125
Thereafter	1,395

NOTE 4 — ACQUISITIONS

The acquisitions described below have been accounted for using the purchase method.  Accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

2006

ProSys Information Systems Acquisition

On October 2, 2006, the Company acquired substantially all of the assets and liabilities of ProSys.  Under the purchase agreement, the former shareholders of ProSys (the “Holders”) were eligible for additional payments related to the performance of the ProSys business unit for each of the three years ended September 30, 2007, 2008 and 2009.  Each annual payment was payable in a combination of cash and shares of the Company’s common stock based on the profits generated, up to a three-year maximum additional payment of $13.0 million.  In addition, the Company was subject to a potential additional payment in an amount equal to 20% of the profits of the ProSys business unit earned in excess of an aggregate of $26.0 million for the three-year period ended September 30, 2009.  In 2009, the company paid $1.5 million and accrued, but did not pay, an additional $3.3 million in contingent consideration.  In 2007 and 2008, the Company accrued, but did not pay, $6.8 million, in contingent consideration to the Holders.  The contingent payments were accounted for as compensation expense, and were not included in the purchase price of ProSys, because continued employment at the Company was required.

On October 13, 2009, the Company entered into a settlement agreement with the Holders covering all claims relating to the earnout payments.  Under the terms of the settlement, the Company paid the Holders $1.5 million by October 21, 2009 and accrued an additional $3.3 million at December 31, 2009 to settle all remaining claims relating to the earnout payments.  On January 4, 2010, the Company paid the remaining $3.3 million of earnout claims to the Holders.  As a result of these payments, the Company has no further obligations to the Holders, other than the payment to the Holders of any amounts not paid on account of pre-aquisition sales tax liabilities up to the ammount accrued.  In addition, the Company agreed to relieve the Holders of any liability arising out of the contingent state sales tax liabilities incurred by ProSys prior to the Company’s acquisition of ProSys.   As of December 31, 2009, the Company accrued $6.8 million related to these contingent state sales tax liabilities, including $2.5 million related to the State of Washington.  In January 2010, the Company received a final assessment from the State of Washington for sales tax liabilities in the amount of $1.6 million.  As a result, the remaining accrual of $0.9 million related to the State of Washington is payable to the Holders under the terms of the settlement agreement.

Net Storage Computers, Ltda Acquisition

On July 8, 2005, the Company acquired all of the outstanding capital stock of Net Storage Computers Ltda.  Under the purchase agreement, the Company is obligated to pay an earnout based upon a percentage of the earnings of the Brazilian operation over a four-year period.  In 2009 and 2008, the former owners earned $0.5 million and $1.2 million, respectively, under this earnout provision.  The earnouts are accounted for as additional purchase price of Net Storage because continued employment at the Company was not required.  In addition, the Company also entered into a four-year Management Service Agreement, which obligates the Company to pay an additional $1.1 million to the former owners.

NOTE 5 — BALANCE SHEET COMPONENTS

	December 31,
	2009	2008
	(in thousands)
Accounts receivable:
Accounts receivable	$456,616	$452,457
Less: allowance for doubtful accounts	(21,758)	(22,604)
	$434,858	$429,853
Property and equipment:
Computer and other equipment	$51,430	$47,682
Land and buildings	3,539	3,720
Furniture and fixtures	5,431	5,190
Warehouse equipment	3,734	3,668
Leasehold improvements	13,179	11,326
	77,313	71,586
Less: accumulated depreciation and amortization	(61,603)	(52,544)
	$15,710	$19,042

Total depreciation expense was $7.8 million in 2009, $7.4 million in 2008 and $7.3 million in 2007.

NOTE 6 — LINES OF CREDIT AND LONG-TERM DEBT

Borrowings Under Lines of Credit

	December 31,
	2009	2008
	(in thousands)
Western Facility	$69,647	$118,629
IBM and Kreditbank Facilities (1)	(1,984)	22,889
Bank of America Facility	42,900	23,156
GE Commercial Distribution Finance Facility	58,342	44,223
Banco de Credito de Inversiones	2,800	—
Banco de Chile	517	—
Banco Internacional	4,600	—
Itau Bank	861	—
Intel Corporation Facility	2,008	2,508
Amounts included in current liabilities	$179,691	$211,405

(1)	Amount outstanding represents cash held by the lender in excess of outstanding borrowings under the line of credit with IBM and Kreditbank Facilities Germany at December 31, 2009.

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

The Western Facility has been amended three times since September 29, 2008.  The first amendment, on November 10, 2008, modified the level of intercompany receivables permitted to be outstanding at any time.  The second amendment, on February 17, 2009, eliminated the minimum fixed-charge coverage ratio for the quarter ended December 31, 2008, and reduced the fixed-charge coverage ratio criteria required in the quarters ended March 31 and June 30, 2009.  The second amendment also extended the required delivery date of the Company’s audited consolidated financial statements for the year ended December 31, 2007, from March 31, 2009 to June 30, 2009, and modified the definition of Interest Rate and the calculation of Excess Availability, as those terms are utilized in the Western Facility.  The third amendment, effective February 3, 2010, removed, at the Company’s request, one of the lenders in the facility and reduced the line of credit to a maximum amount of $153 million.  At various times prior to September 29, 2008, the Company sought and obtained modifications to the credit agreement extending the time by which the Company was required to deliver its audited consolidated financial statements to the lender for the 2006, 2007 and 2008 fiscal years.  As of January 31 and February 28, 2010, the Company was not in compliance with an intercompany receivable limitation, and as of December 31, 2009, the Company was not in compliance with a cross-default provision due to a covenant breach in the GE Commercial Distribution Finance facility discussed below, although it obtained a waiver from the lenders in March 2010 regarding such non-compliance.

Prior to February 17, 2009, borrowings under the Western Facility bore interest at Wachovia’s prime rate plus a margin of between 0.25% and 0.75%, based on unused availability.  Effective February 17, 2009, borrowings under the Western Facility bear interest at the greater of (i) 5% or (ii) Wachovia’s prime rate plus a margin of between 0.25% and 0.75%, based on unused availability.  At the Company’s option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which would bear interest at the greater of (i) 5% or (ii) the adjusted Eurodollar rate plus a margin of between 2.50% and 3.00%, based on a percentage of unused availability.  The Company also pays an unused line fee equal to 0.25% per annum of the unused portion of the Western Facility, subject to certain adjustments.  The weighted average interest rate on outstanding borrowings under the Western Facility during the years ended December 31, 2009, 2008 and 2007 was 4.80%, 5.07% and 7.24%, respectively.

The Company’s obligations under the Western Facility are collateralized by substantially all of the assets of the Company and its North and South American subsidiaries, other than ProSys.  The Western Facility requires the Company to meet certain financial covenant tests and to comply with certain other covenants, including restrictions on the incurrence of debt and liens and restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments, achievement of a fixed-charge coverage ratio for certain fiscal periods (effective in the first quarter of 2009, the Company was required to have earnings before interest, income taxes, depreciation, amortization and restructuring charges in the applicable period greater than or equal to 35% of payments the Company makes for income taxes, interest, capital expenditures and principal payments during such quarter; that ratio increased to 75% for the second quarter of 2009, and to 110% thereafter; the applicable period was a single quarter during the first three quarters of 2009, extending to a two-quarter period as of December 31, 2009, a three-quarter period as of March 31, 2010, and a rolling four-quarter period thereafter) and the requirement that the Company provide audited consolidated financial statements to the lenders within a prescribed period of time after the close of the fiscal year.  Upon any event of default, the lenders may demand immediate payment of the balance outstanding.  An event of default includes the failure to pay any obligations when due or the failure to perform any of the terms, covenants, conditions or provisions of the agreement if such failure continues for 15 days.  Under this line, if an event is deemed to have a material adverse effect on the borrower, the lender can declare the loan to be in default.  Additionally, this agreement has a cross-default provision that is triggered by defaults in the agreement with GE Commercial Distribution Finance Corporation.

Kreditbank Facilities

On December 1, 2005, in connection with the acquisition of MCE, the Company entered into a short-term financing agreement with IBM Deutschland Kreditbank GmbH (“Kreditbank”) for up to $25.0 million.  The loan is collateralized by substantially all of the assets of the Company’s German subsidiary, as well as cross-company guarantees of certain of the Company’s European subsidiaries, and bears interest at LIBOR plus 7.16%, effective January 12, 2009.  In 2009 and 2008, the effective interest rate was U.S. LIBOR plus 2.00%.  The average interest rate on outstanding borrowings for the years ended December 31, 2009, 2008 and 2007 was 6.70%, 4.64% and 7.24%, respectively.  The facility has no maturity date, and continues indefinitely until terminated by either party upon six weeks’ notice.  If the facility is terminated, all amounts would be due at the end of the six-week period.  To date, neither party has given notice of intent to terminate this facility.  The balance outstanding on this facility at December 31, 2009 and 2008 was zero and $19.4 million, respectively, including interest payable.

Also on December 1, 2005, the Company entered into another short-term financing agreement with Kreditbank for €6.5 million ($9.3 million using the exchange rate on December 31, 2009 of $1.43/€1.00).  In May 2006, the agreement was amended to increase the available financing to €8.0 million ($11.4 million using the exchange rate on December 31, 2009 of $1.43/€1.00).  The loan was collateralized by substantially all of the assets of the Company’s German subsidiary, as well as cross-company guarantees of certain of the Company’s European subsidiaries, and bore interest at Euribor plus 3.85%.  The average interest rates on outstanding borrowings for the years ended December 31, 2008 and 2007 was 8.23% and 7.98%, respectively.  The facility has no maturity date and continues indefinitely until terminated by either party upon six weeks’ notice.  The balance outstanding on this facility at December 31, 2008 was $3.5 million, including interest payable.  On November 11, 2008, the Company received notice from Kreditbank that they would terminate this line of credit as of December 31, 2008, and all amounts due thereunder, which, as of November 11, 2008, totaled approximately €8.0 million, would be due on that date.  Subsequently, on December 5, 2008, the Company entered into an agreement with Kreditbank permitting repayment of €4.0 million by December 31, 2008 and the remainder no later than February 28, 2009.  As of February 28, 2009, all amounts under this facility had been repaid.

On December 10, 2004, the Company entered into a short-term financing agreement with IBM Nederland Financieringen B.V. for up to $5.0 million.  The loan is collateralized by substantially all of the assets of the Company’s Dutch subsidiary, as well as cross-company guarantees of certain of the Company’s European subsidiaries, and bears interest at the ABN Amro base rate plus 2.25%.  The average interest rate on outstanding borrowings for the years ended December 31, 2008 and 2007 was 7.75% and 6.90%, respectively.  The facility has no maturity date and continues indefinitely until terminated by either party upon six weeks’ notice.  If the facility is terminated, all amounts would be due at the end of the six-week period.  To date, neither party has given notice of intent to terminate this facility.  There were no amounts outstanding under this facility at December 31, 2009 and 2008.

Bank of America Facility

On December 2, 2002, certain wholly owned subsidiaries of the Company, based in Europe, entered into a facility arranged by Bank of America, N.A., as agent, to provide a revolving line of credit facility of up to £75.0 million (the “Bank of America Facility”).  The maximum amount of borrowings on the Bank of America Facility is determined based on a percentage of the borrower’s eligible accounts receivable.  On October 20, 2005, the agreement was amended to extend the maturity date to October 20, 2008 and reduce the facility to £60.0 million ($97.2 million using the exchange rate on December 31, 2009 of $1.62/£1.00), increasing to £80.0 million ($129.6 million using the exchange rate on December 31, 2009 of $1.62/£1.00) at the Company’s option.  On May 21, 2008, the agreement was amended to extend the termination date of the facility to October 20, 2011 and decrease the size of the facility from £80.0 million to £76.0 million ($123.1 million using the exchange rate on December 31, 2009 of $1.62/£1.00).  Borrowings under the line of credit bear interest at Bank of America’s reference rate, or the LIBOR rate, as applicable, plus a margin of between 1.75% and 3.0%, based on certain financial measurements.  At the borrower’s option, all or any portion of the outstanding borrowings may be converted to a LIBOR-based revolving loan.  The average interest rates on the outstanding borrowings under the revolving line of credit during the years ended December 31, 2009, 2008 and 2007 were 2.81%, 5.14% and 6.59%, respectively, and the balances outstanding at December 31, 2009 and 2008 were $42.9 million and $23.2 million, respectively.  Obligations of the borrower under the revolving line of credit are collateralized by substantially all of the assets of the borrower.  This agreement is operated in a lock box arrangement.  The revolving line of credit requires the borrower to meet certain financial covenant tests (including maintaining an Adjusted Tangible Net Worth at the end of each quarter of not less than £26.9 million ($43.6 million using the exchange rate on December 31, 2009 of $1.62/₤1.00)) and to comply with certain other covenants, including restrictions on incurrence of debt and liens and restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.  Under this line, if an event is deemed to have a material adverse effect on the borrower, the lender can declare the loan to be in default.  This revolving line of credit has cross-default provisions with other debt, but only within the Company's European subsidiaries.  Through December 31, 2009, the Company was not in compliance with the European tangible net worth covenant due to the exclusion of certain assets in its covenant calculation.  In March 2010, the Company obtained a waiver of this non-compliance for all prior periods and an amendment to the debt agreement permitting the inclusion of these assets in the calculation in future periods.

GE Commercial Distribution Finance Facility

In connection with the acquisition of ProSys on October 2, 2006, the Company entered into a credit facility arrangement managed by GE Commercial Distribution Finance (“CDF”), which currently permits borrowings of up to $80.0 million, including an accounts receivable facility, a supplemental inventory facility and a floorplan credit facility.  ProSys is required to pay interest to CDF on the daily contract balance at a rate equal to LIBOR plus 3.10%.  The floorplan facility contains an interest-free period and ProSys repays substantially all amounts within that time.  Under these credit facilities, ProSys has granted CDF a lien on substantially all of its assets.  The credit facility has a two-year term with annual renewals thereafter but may be terminated by either party with notice.  The balances outstanding at December 31, 2009 and 2008 were $58.3 million and $44.2 million, respectively, and were related solely to inventory floorplan financing.  The facility contains a number of financial covenants, including covenants requiring the ProSys subsidiary to maintain an operating profit margin of not less than 0.5% of sales on a 12-month rolling basis, the maintenance of a ratio of debt to tangible net worth of not more than six-to-one (6:1) measured as of the last day of each fiscal quarter and maintenance of a ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ending on the last day of each fiscal quarter of not more than four-to-one (4:1).  The facility was amended effective March 31, 2009 to modify the financial covenants for all quarters ending on or after March 31, 2009 such that ProSys thereafter is required to (a) maintain a tangible net worth and subordinated debt of not less than $9.0 million; (b) maintain a ratio of Funded Debt to Adjusted EBITDA for the 12-month period ending on the last day of such fiscal quarter of not more than four-to-one (4:1); and (c) achieve, as of the last day of each fiscal quarter, a fixed-charge coverage ratio for the 12-month period ending on the last day of such fiscal quarter of at least one-and-one-half-to-one (1.5:1).  As of December 31, 2009, the Company was not in compliance with the tangible net worth and subordinated debt covenant and there is a cross-default provision in this agreement that was triggered by breaches in the Western Facility at January 31 and February 28, 2010.  In March 2010, the Company obtained a waiver of such non-compliance.

Banco de Credito e Inversiones

In September 2009, the Company renewed its facility with Banco de Credito e Inversiones (“BCI”) to provide a line of credit of up to $5.0 million.  The facility is comprised of a $3.0 million direct line of credit collateralized with a $1.5 million time deposit, which bears interest at 4.0%; and an up to $2.0 million receivable factoring facility collateralized by accounts receivable in the same amount which bears interest at 2.76%.  The facility has a one-year term with subsequent annual renewals, but may be terminated by BCI at any time.  The average interest rate on outstanding borrowings under the facility was 3.2%.  The balance outstanding at December 31, 2009 was $2.8 million.

Banco de Chile

In June 2009, the Company entered into a facility with Banco de Chile to provide a line of credit of up to $2.5 million.  The facility is collateralized by a time deposit in the amount of $0.5 million, and bears interest at 2.4%.  The facility has a one-year term with subsequent annual renewals, but may be terminated by Banco de Chile at any time.  The average interest rate on outstanding borrowings under the facility was 2.4%.  The balance outstanding at December 31, 2009 was $0.5 million.

Banco Internacional

In June 2009, the Company entered into a facility with Banco Internacional to provide a line of credit of up to $5.0 million.  The facility is comprised of a $3.0 million direct line of credit collateralized by accounts receivable in an amount up to 130% of the amount outstanding, which bears interest at 3.2%;  and an up to $2.0 million receivable factoring facility collateralized by accounts receivable in the same amount, which bears interest at 2.4%.  The facility has a one-year term with subsequent annual renewals, but may be terminated by Banco Internacional at any time.  The average interest rate on outstanding borrowings under the facility was 2.9%.  The balance outstanding at December 31, 2009 was $4.6 million.

Intel Corporation Facility

On March 30, 2006, the Company entered into a working capital facility with Intel Corporation (the “Intel Facility”) to provide a line of credit up to $3.0 million.  The Intel Facility is non-interest bearing and has a one-year term with subsequent annual renewals, but may be terminated by Intel at any time.  The Company is required to meet certain program eligibility requirements including compliance with its distribution agreement with Intel.  The balances outstanding at December 31, 2009 and 2008 were $2.0 million and $2.5 million, respectively.  In May 2008, the line of credit under the Working Capital Facility was reduced to $1.9 million, then increased to $2.5 million in November 2008, and was subsequently reduced to $2.0 million in November 2009.

Long-Term Debt

	December 31,
	2009	2008
	(in thousands)
3.75% convertible subordinated notes, due 2024	$97,011	$87,516
9.0% senior subordinated 2008 notes, due 2013	43,792	51,520
9.0% senior subordinated 2006 notes, due 2013	29,590	32,026
Other, fair values approximate carrying value	198	287
Total term debt	170,591	171,349
Less: current portion of long-term debt	(11,097)	(10,286)
Total long-term debt	$159,494	$161,063

The estimated fair market value is as follows (in thousands):

	Level 2	Level 3	Total
At December 31, 2009:
3.75% convertible subordinated notes, due 2024	$100,152	$—	$100,152
Other term debt	—	71,150	71,150
	$100,152	$71,150	$171,302

At December 31, 2008:
3.75% convertible subordinated notes, due 2024	$18,929	$—	$18,929
Other term debt	—	73,235	73,235
	$18,929	$73,235	$92,164

Fair value is determined using a discounted cash-flow model with all significant inputs derived from or corroborated with observable market data and management’s best estimate of fair value from the perspective of a market participant (see Note 16 – Fair Value Measurements).

Contingent Convertible Notes

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

The New Notes mature on March 5, 2024 and bear interest at the rate of 3.75% per year on the principal amount, payable semi-annually on March 5 and September 5.  Holders of the New Notes may convert the New Notes any time on or before the maturity date if certain conversion conditions are satisfied.  Upon conversion of the New Notes, the Company will be required to deliver, in respect of each $1,000 principal of New Notes, cash in an amount equal to the lesser of (1) the principal amount of each New Note to be converted and (2) the conversion value, which is equal to (a) the applicable conversion rate, multiplied by (b) the applicable stock price.  The initial conversion rate is 91.2596 shares of common stock per New Note with a principal amount of $1,000, or 10,038,556 shares, and is equivalent to an initial conversion price of approximately $10.96 per share.  The conversion rate is subject to adjustment upon the occurrence of certain events.

Under the terms of the New Notes, holders have the right to convert their notes upon the occurrence of certain events, including if the closing price of the Company’s common stock exceeds a certain threshold for at least 20 of the last 30 days in preceding fiscal quarters and upon specified corporate transactions, as described in more detail in the prospectus filed in connection with the exchange offer.  The applicable stock price is the average of the closing sales prices of the Company’s common stock over the five trading-day period starting the third trading day following the date the New Notes are tendered for conversion.  If the conversion value is greater than the principal amount of each New Note, the Company will be required to deliver to holders upon conversion, at their option (1) a number of shares of its common stock, (2) cash or (3) a combination of cash and shares of its common stock in an amount calculated as described in the prospectus filed by the Company in connection with the exchange offer.  In lieu of paying cash and shares of its common stock upon conversion, the Company may direct the conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by the Company for exchange in lieu of conversion.  The designated financial institution must agree to deliver, in exchange for the New Notes (1) a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares or (2) cash or (3) a combination of cash and shares of the Company’s common stock.  Any New Notes exchanged by the designated institution will remain outstanding.  As of December 31, 2009, the conversion value is not greater than the principal amount of $110.0 million.

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

In December 2006, the Company obtained consents from holders of the New Notes for the waiver of certain defaults related to the late filing of the Company’s Form 10-Q for the period ended September 30, 2006 and certain proposed amendments to the indentures governing the New Notes eliminating covenants related to the filing of periodic reports with the SEC and the delivery of such reports to the trustee for the New Notes.  The waiver and amendment required the consent of holders of a majority in aggregate principal amount of the New Notes outstanding.  In exchange for the consent to the waiver and amendment, the Company paid holders of the New Notes an initial consent fee of $5.00 for each $1,000 principal amount of New Notes for which consents were obtained.  The initial consent fee of $0.6 million was paid to holders of the New Notes in December 2006 and charged to interest expense.  If the Company did not commence a cash tender offer for the New Notes on or before February 28, 2007 to redeem all validly tendered New Notes at a price of at least $1,000 for each $1,000 principal amount of New Notes, the Company was required to pay holders of the New Notes for which consents to the waiver and amendment were obtained an additional fee of $85.00 for each $1,000 principal amount of New Notes.  The Company did not initiate the tender and, on March 4, 2007, an aggregate of $9.4 million was paid to the holders of the New Notes, which amount was capitalized and will be amortized to interest expense through March 2011.

The Company adopted the provisions of ASC 470-20 (formerly FSP APB 14-1) on January 1, 2009, with retrospective application to prior periods (see Note 2 – Summary of Significant Accounting Policies).  At December 31, 2009, the Company’s contingent convertible debt outstanding was $97.0 million, consisting of outstanding principal of $110.0 million and unamortized discount of $13.0 million.  The discount of $13.0 million at December 31, 2009 will be amortized through March 2011, the initial put date of the debt.  At December 31, 2008 the Company’s contingent convertible debt outstanding was $87.5 million, consisting of principal of $110.0 million and unamortized discount of $22.5 million.  Due to the retrospective adoption of ASC 470-20, the effective interest rate recorded by the Company on its outstanding convertible debt for all periods presented was 14.74%.  The Company recorded interest expense related to the contingent convertible debt of $13.4 million for the year ended December 31, 2009, consisting of $4.0 million of interest paid in cash and $9.4 million resulting from the amortization of the discount.  The Company recorded interest expense related to the contingent convertible debt of $12.1 million for the year ended December 31, 2008, consisting of $4.0 million of interest paid in cash and $8.1 million resulting from amortization of the discount.  The Company recorded interest expense related to the contingent convertible debt of $11.2 million for the year ended December 31, 2007, consisting of $4.0 million of interest paid in cash and $7.2 million resulting from amortization of the discount.  At December 31, 2009, the net carrying value of the conversion feature for the contingent convertible debt outstanding recorded in common stock was $49.9 million.

Notes Payable to The Retirement Systems of Alabama (the “RSA”)

The Company has notes payable to the RSA (the “RSA Notes”) that consist of the following:

•
9% Senior Subordinated Notes Payable to the RSA Issued in 2000 — On July 6, 2000, and as amended on May 3, 2004, the Company entered into a facility under which it issued $180.0 million of subordinated debt to two of the RSA’s affiliated funds (the “2000 Notes”).  The 2000 Notes were comprised of $80.0 million bearing interest at 9.125%, which was repaid in June 2001; and $100.0 million bearing interest at 9.0%, payable in semi-annual interest and principal payments with semi-annual principal installments commencing on December 31, 2000 of $3.5 million, $4.4 million commencing December 31, 2007, $5.1 million due December 31, 2009 and a final payment of $8.5 million on June 30, 2010.  The 2000 Notes were collateralized by a second lien on substantially all of the Company’s and its subsidiaries’ North American and South American assets.  Effective June 30, 2008, the Company entered into the 2008 Notes with the lenders, consolidating the 2000 Notes and the 2007 Notes.

•
9% Senior Subordinated Notes Payable to the RSA Issued in 2006 — On October 2, 2006, the Company borrowed $35.0 million from two of the RSA’s affiliated funds in connection with its acquisition of ProSys (the “2006 Notes”).  The 2006 Notes bear interest at 9% and are in the form of two notes, one for $23.0 million and a second for $12.0 million, both with scheduled principal payments on various dates through August 1, 2013.  The 2006 Notes are collateralized by ProSys shares and all tangible and intangible assets of the ProSys business, other than those assets pledged to CDF.  The aggregate balances outstanding at December 31, 2009 and 2008 were $29.8 million and $32.3 million, respectively, with scheduled repayments totaling $3.3 million in 2010, $4.0 million in 2011, $5.0 million in 2012 and $17.5 million thereafter.  Principal payments are due on August 1 and February 1 of each year and include accrued interest through that date.  The Company must meet certain financial covenant tests on a quarterly basis (including, as provided by the amendment entered into on February 24, 2009, the same fixed-charge coverage ratio as required by the Western Facility; prior to the amendment, the Company was required to maintain a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens and restrictions on asset dispositions, payment of dividends and repurchase of stock.  The Company is also required to be in compliance with the covenants of certain other borrowing agreements.  Under this line, if an event is deemed to have a material adverse effect on the borrower, the lender can declare the loan to be in default.  Upon any event of default the lender may demand immediate payment of the balance outstanding.

•
9% Senior Subordinated Notes Payable to the RSA Issued in 2007 — On January 30, 2007, the Company entered into a revolving credit agreement with two of the RSA’s affiliated funds in the amount of $30.0 million (the “2007 Notes”).  The 2007 Notes bear interest at 9%.  Under the terms of the 2007 Notes, the availability of the revolving credit was set to expire on July 31, 2008 and thereafter payments would have been made at the rate of $1.0 million per month beginning August 15, 2008, and the entire principal balance would have been due on January 30, 2009.  The 2007 Notes were collateralized by a second lien on substantially all of the Company’s and its subsidiaries’ North American and South American assets.  Effective June 30, 2008, the Company entered into the 2008 Notes with the lenders, consolidating the 2000 Notes and the 2007 Notes.

•
9% Senior Subordinated Notes Payable to the RSA Issued in 2008 — On August 5, 2008, the Company entered into an Amended and Restated Credit Agreement effective as of June 30, 2008 with several of the RSA’s affiliated funds, which consolidated and restructured the $56.7 million in outstanding indebtedness due under the 2000 Notes and 2007 Notes.  The notes issued under the agreement are referred to as the “2008 Notes”.  The balances outstanding on the 2008 Notes at December 31, 2009 and 2008 were $44.4 million and $52.4 million, respectively.  The 2008 Notes bear interest at 9% per annum payable in semi-annual installments, with principal payments due of $4.0 million semi-annually through June 1, 2011, $5.0 million semi-annually through June 1, 2013 and a final payment of $12.4 million due December 1, 2013.  The Company granted a second priority security interest, subordinate to the Western Facility and the CDF facility, in substantially all of the property then owned or thereafter acquired by the Company in North or South America.  The Company must meet certain financial covenant tests on a quarterly basis (including, as provided by the amendment entered into on February 24, 2009, the same fixed-charge coverage ratio as required by the Western Facility; prior to the amendment, the Company was required to maintain a consolidated net worth at the end of each quarter of not less than $87.5 million), and must comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends and repurchases of stock.  The Company is also required to be in compliance with the covenants of certain other borrowing agreements.  Under this line, if an event is deemed to have a material adverse effect on the borrower, the lender can declare the loan to be in default.  Upon any event of default the lender may demand immediate payment of the balance outstanding.

The Company was not in compliance with certain covenants under the Western Facility and therefore was not in compliance with the cross-default provisions of the RSA Notes at December 31, 2009, and in March 2010, it received a waiver from the RSA regarding such non-compliance.

HSBC Bank plc Mortgage

On June 22, 2004, in connection with the acquisition of OpenPSL, the Company assumed a mortgage with HSBC for an original amount of £0.7 million ($1.1 million using the exchange rate on December 31, 2009 of $1.62/£1.00).  The mortgage has a term of ten years and bears interest at HSBC’s rate plus 1.25%.  The balance on the mortgage was $0.2 million and $0.3 million at December 31, 2009 and 2008, respectively.

Maturities

Maturities of term loans based on the amounts and terms outstanding at December 31, 2009 totaled $11.4 million in 2010, $123.1 million in 2011 (includes $110.0 million outstanding associated with our convertible notes, which include a provision under which the holders have the right to require the Company to repurchase for cash all or a portion of the notes at face value on March 5, 2011), $15.0 million in 2012, $34.9 million in 2013 and none thereafter.

NOTE 7 — RESTRUCTURING AND IMPAIRMENT COSTS

From time to time, the Company has initiated a series of restructuring activities intended to realign the Company’s global capacity and infrastructure with demand by its customers so as to optimize the operational efficiency, which activities include reducing excess workforce and capacity, and consolidating and relocating certain facilities to lower-cost regions.

The restructuring and impairment costs include employee severance, costs related to leased facilities and other costs associated with the early termination of certain contractual agreements due to facility closures.  The overall intent of these activities is for the Company to shift its distribution capacity to locations with higher efficiencies and, in most instances, lower costs, and to better utilize its overall existing distribution capacity.  This would enhance the Company’s ability to provide cost-effective distribution service offerings, which may enable it to retain and expand the Company’s existing relationships with customers and attract new business.

In 2008, the Company initiated a restructuring plan for all of its reportable segments, and, as a result, the Company incurred restructuring costs and other charges of approximately $4.3 million.  These costs consisted primarily of severance and benefit costs of $3.9 million for involuntary employee terminations and costs of $0.4 million related to the closure and impairment of certain leased facilities.  The Company terminated 48 employees in North America, 105 employees in Latin America and 58 employees in the United Kingdom and continental Europe in sales, marketing, and finance and support functions.  The Company classified all of these 2008 restructuring charges of approximately $4.3 million to restructuring and impairment costs in the consolidated statement of operations during 2008.  The Company substantially completed this restructuring plan in 2009 and does not anticipate incurring additional costs associated with this restructuring initiative going forward.

In 2009, the Company initiated a second restructuring plan for all its reportable segments, and, as a result, the Company incurred restructuring costs and other charges of approximately $3.8 million.  These costs consisted primarily of severance and benefit costs of $3.5 million for involuntary employee terminations and costs of $0.3 million related to the closure and impairment of certain leased facilities.  The Company terminated 129 employees in North America, 40 employees in Latin America and 66 employees in the United Kingdom and continental Europe in sales, marketing, finance and support functions.  Approximately $1.6 million of the involuntary employee termination costs incurred in 2009 resulted from the cessation of the Company’s operations in Italy.  The Company expects to complete this restructuring plan in 2010.

	Employee Termination Costs	Facility- Related Costs	Total
	(in thousands)
Restructuring obligations at December 31, 2006	$—	$141	$141
Additional restructuring cost	1,404	—	1,404
Foreign currency impact	31	—	31
Cash payments	(1,422)	(141)	(1,563)
Restructuring obligations at December 31, 2007	13	—	13
Additional restructuring cost	3,903	386	4,289
Foreign currency impact	(46)	—	(46)
Cash payments	(3,375)	—	(3,375)
Restructuring obligations at December 31, 2008	495	386	881
Additional restructuring cost	3,488	307	3,795
Cash payments	(2,815)	(345)	(3,160)
Restructuring obligations at December 31, 2009	$1,168	$348	$1,516

NOTE 8 — STOCK-BASED COMPENSATION PLANS

The Company recognizes initial stock-based compensation expense for stock-based awards made to employees and directors based on estimated fair values on the date of grant, net of an estimated forfeiture rate.  Compensation expense for stock options and non-performance based restricted stock units (“RSUs”) granted after December 31, 2005 is recognized over the requisite service period of the award on a straight-line basis.  Compensation expense for all non-performance based RSUs granted on or prior to December 31, 2005 is recognized using the accelerated multiple-option approach.  Compensation expense for performance-based RSUs is recognized using the accelerated multiple option method based upon the fair value of the underlying shares on the vesting date. Forfeiture rates used in the determination of compensation expense are revised in subsequent periods if actual forfeitures differ from estimates.

Total stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 of $2.5 million, $3.0 million and $1.4 million, respectively, was recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

Equity Incentive Plans

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

Stock Options and Restricted Stock Units

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock options.  The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based upon the historical volatility of our stock.  Expected term is derived from an analysis of historical exercises and remaining contractual life of options.  The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.  The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus we have assumed a 0% dividend yield.  The Company must estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change, and the amount of stock compensation expense recognized in future periods is adjusted.  The fair values of RSUs equal their intrinsic value on the date of grant.

The following table summarizes the key variables used to calculate the fair values of stock awards granted during the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	90.1%	41.4%	42.3%
Dividend yield	None	None	None
Expected life in years	3.49	3.56	3.49
Risk-free rate	1.4%	2.3%	4.2%

The weighted average per share fair values of the options granted in 2009, 2008 and 2007 was $1.24, $1.87 and $2.00, respectively.

The following table presents summarized stock option activity and weighted average per share exercise prices for stock options and the weighted average intrinsic value for RSUs granted, exercised and forfeited as of, and for the three years ended, December 31, 2009:

	Options Outstanding					Restricted Stock Units Outstanding
	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Shares	Weighted Average Intrinsic Value Per RSU	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	981,091	3,210,487	$6.90			512,324	$6.84
Increase in options available for grant	600,000	—	—			—	—
Options and awards forfeited	201,825	(196,825)	$7.72			(5,000)	$8.01
Canceled options not available for grant	(24,750)	—	—			—	—
Options and awards granted	(460,500)	453,000	$5.65			7,500	$5.98
Options and awards exercised/vested	—	(5,108)	$7.05			(119,491)	$7.01
Balance at December 31, 2007	1,297,666	3,461,554	$6.69			395,333	$6.93
Increase in options available for grant	600,000	—	—			—	—
Options and awards forfeited	797,904	(694,487)	$6.78			(103,417)	$5.19
Canceled options not available for grant	(537,362)	—	—			—	—
Options and awards granted	(2,158,208)	1,232,500	$5.69			925,708	$4.25
Options and awards exercised/vested	—	—	$—			(197,541)	$2.36
Balance at December 31, 2008	—	3,999,567	$6.37			1,020,083	$4.69
Increase in options available for grant	7,292,278	—	—			—	—
Options and awards forfeited	2,388,967	(2,198,217)	$6.03			(190,750)	$4.86
Canceled options not available for grant	(2,203,967)	—	—			—	—
Options and awards granted	(4,603,872)	4,603,872	$2.04			—	$—
Options and awards exercised/vested	—	—	—			(167,729)	$1.60
Balance at December 31, 2009	2,873,406	6,405,222	$3.37	4.08	$ 6,672,927	661,604	$4.51	0.20	$ 2,348,694
Vested and expected to vest at December 31, 2009		5,578,688	$3.53	4.01	$ 5,517,244	651,111	$3.55	0.20	$2,311,445

Stock Options

Under the terms of the 1998 Stock Plan (which expired as to future grants in May 2008), stock options were granted to directors and employees to purchase common stock at the fair market value of such shares on the grant date.  Stock options granted to employees vest annually over a four-year period beginning on the one-year anniversary of the grant date.  Stock options granted to directors vested immediately.  Generally, the term of each employee option is five years from the date of grant and the term of each director option is ten years from the date of grant, as provided in each respective option agreement.  For options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock, the option term is no more than five years.  If an optionee ceases to be employed by the Company, the optionee may within 30 days (or such other period of time determined by the Board of Directors, but not exceeding three months) exercise vested stock options.  There were no options exercised during the years ended December 31, 2009 and 2008.  The total pre-tax intrinsic value of options exercised during the year ended December 31, 2007 was $3,348.  The total pre-tax intrinsic value of the RSUs that vested was $0.3 million, $0.5 million and $0.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, the intrinsic value and, for options outstanding, the weighted average remaining contractual life are as follows (in thousands, except for years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$1.75-$5.21	4,701	4.7	$2.22		319		$3.40
$5.22-$6.33	1,263	2.7	5.97		520		6.04
$6.34-$6.59	169	2.0	6.53		130		6.53
$6.60-$8.23	117	1.2	8.10		117		8.10
$8.24 - $ 10.28	137	0.4	9.70		137		9.70
$10.29 -$ 11.82	18	2.1	11.82		18		11.82
$1.75-$ 11.82	6,405	4.1	3.37	$ 6,673	1,241	3.0	$6.10	$ 284

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.55 per share as of December 31, 2009, which would have been received by the option holders had holders exercised all outstanding options as of that date with exercise prices at or below such closing price.  There were options to purchase 157,500 shares that were exercisable at or below the closing price of $3.55 per share at December 31, 2009.

The Company recorded $1.4 million, $1.2 million and $0.7 million of compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $7.0 million of unrecognized compensation costs related to outstanding stock options.  These costs are expected to be recognized over a weighted average period of 3.4 years.

As of December 31, 2009, there were options to purchase 5,167,874 shares that were outstanding, but not yet vested.

Restricted Stock Units

During 2009, the Company did not make any RSU grants.  During 2008 and 2007, there were 925,708 and 7,500 RSUs, respectively, granted to certain eligible employees.  Compensation expense under the fair value method for these RSUs for the years ended December 31, 2009, 2008 and 2007 of $1.0 million, $1.6 million and $0.2 million, respectively, is being expensed over the vesting periods of the underlying awards.

Compensation expense for performance-based RSU grants with graded vesting terms was $0.1 million, $0.3 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  For compensation expense purposes, the intrinsic value of RSUs equals the fair market value of these awards on the date of grant.

At December 31, 2009, unrecognized compensation costs related to RSUs totaled approximately $0.6 million and are expected to be recognized over a weighted-average period of 0.3 years.  The total fair value of RSUs vested was $0.3 million, $0.5 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 9 — INCOME TAXES

The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Domestic	$(11,283)	$(55,253)	$(42,075)
Foreign	20,094	(26,685)	(29,710)
Total income (loss) before income taxes	$8,811	$(81,938)	$(71,785)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current provision:
U.S Federal	$(2,266)	$(651)	$(3,102)
State	555	335	1,419
Foreign	6,657	2,851	6,056
Total current provision	4,946	2,535	4,373

Deferred provision (benefit):
U.S Federal	(5,795)	—	37
Foreign	2,138	(2,008)	2,551
Total deferred provision	(3,657)	(2,008)	2,588
Total provision for income taxes	$1,289	$527	$6,961

The provision for income taxes differed from the amount computed by applying the U.S. Federal statutory rate to our income (loss) before income taxes as follows (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Tax at U.S. Federal statutory rate	$3,084	$(28,679)	$(25,125)
State tax expenses, net of Federal tax benefit	433	(512)	(1,082)
Foreign taxes at other than U.S. rates	7,742	2,196	1,110
Net operating loss carryback claims	(4,098)	2,578	4,715
Changes in valuation allowances	(6,696)	24,704	15,560
Non-includible items	(740)	1,060	10,055
Non-deductible contingency and interest expense	1,268	(576)	1,569
Other	296	(244)	159
Provision for income taxes	$1,289	$527	$6,961

For the year ended December 31, 2009, the Company included in its taxable income approximately $23.8 million of deemed dividends from certain foreign jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount on the consolidated balance sheets.  These temporary differences result in taxable or deductible amounts in future years.  The significant components of deferred tax assets and liabilities were (in thousands):

	Years Ended December 31,
	2009	2008
Accruals and allowances	$14,738	$21,031
Revenue recognition	277	360
Capitalized inventory expenses	915	924
Management earnout	—	476
Deferred compensation	1,360	1,270
Stock-based compensation	1,902	1,648
Depreciation and amortization	12,213	2,576
Net operating loss carryforwards	26,028	24,874
Unrealized loss	913	—
Gross deferred tax assets	58,346	53,159

Unrealized gain	—	(735)
Other	(271)	(580)
Gross deferred tax liabilities	(271)	(1,315)

Valuation allowance	(45,795)	(44,790)

Net deferred tax assets	$12,280	$7,054

The breakdown between current and long-term deferred tax assets, net of  deferred tax liabilities was as follows (in thousands):

	Years Ended December 31,
	2009	2008
Net current deferred tax assets	$5,550	$5,654
Net non-current deferred tax assets	6,730	1,400
Net deferred tax assets	$12,280	$7,054

Net current deferred tax assets and net non-current deferred tax assets are recorded in “Prepaid expense and other current assets” and “Other long-term assets,” respectively on the consolidated balance sheet.

The Company records valuation allowances that reduce deferred tax assets to the amounts that, based upon available evidence, are more likely than not to be realized.  In both 2009 and 2008, the Company continued to record a full valuation allowance against its deferred tax assets in the U.S. and certain foreign jurisdictions.  The valuation allowances at December 31, 2009 and 2008 are mainly attributable to net operating loss carryforwards in The Netherlands, Germany, and the U.S., as well as U.S. Federal foreign tax credits that do not meet the more likely than not standard for recognition.  During 2009, the Company recorded an increase in valuation allowance of approximately $1.0 million, primarily due to the adoption of ASC 470-20 as described in Note 2 above, which was offset by certain tax benefits described below.

In the fourth quarter of 2009, the Company reduced its valuation allowance on deferred tax assets and recorded a tax benefit of $6.2 million to reflect the impact of The Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA Act”).  Of this amount: (1) $4.1 million pertains to a carryback of a portion of the Company’s 2008 U.S. Federal net operating loss to 2004 based on the provisions of the WHBA Act and Revenue Procedures 2009-52; that carryback was collected in March 2010, and (2) $2.1 million pertains to a valuation allowance determined to be no longer required as a result of the WHBA Act.  In addition to the credits recorded as a result of the WHBA Act, a tax benefit of $2.4 million and a corresponding reduction in the valuation allowance was recorded by the Company in the fourth quarter of 2009 as it was determined that the valuation allowance was not required.  This out-of-period adjustment, which related to the impact of certain tax positions recorded in 2008, was determined to be immaterial for all periods presented.

At December 31, 2009 and 2008, the Company reported a U.S. Federal net operating loss carryforwards in the amount of $29.7 million and $46.6 million, respectively, which are generally expected to be available to offset future taxable income and, if not utilized, will begin to expire in 2028.  At December 31, 2009 and 2008, the Company had state net operating loss carryforwards of approximately $63.9 million and $73.4 million, respectively, which are available to offset future state taxable income.  The state net operating loss carryforwards, if not utilized, will expire between years 2013 and 2029.  At December 31, 2009 and 2008, the Company had foreign net operating loss carryforwards of approximately $37.9 million and $58.1 million, respectively, which are available to offset future taxable income.  A majority of the foreign net operating losses can be carried forward indefinitely, the remainder expire on various dates through 2019.

Based on an analysis performed in June 2009, the Company previously disclosed that it had likely incurred a change of control, as defined under Internal Revenue Code Section 382, during 2008.  Accordingly, the Company decreased its deferred tax assets at December 31, 2008 by $28.0 million based upon the estimated statutory limitations in annual net operating loss carryforward recognition and loss carryforward time periods for both U.S. Federal and state purposes. As the Company maintained a full valuation allowance on its deferred tax assets, the reduction in deferred tax assets resulted in a corresponding reduction in the valuation allowance by $28.0 million. In the third quarter of 2009, prior to completing its condensed consolidated financial statements for the quarter ended March 31, 2009, the Company obtained additional information that resulted in a conclusion that there had not actually been an ownership change in 2008. Therefore, as of March 31, 2009, the Company increased its deferred tax assets by $28.0 million and increased the corresponding valuation allowance associated with this asset by $28.0 million.

At December 31, 2009 and 2008, the Company did not maintain a provision for U.S. income taxes arising from undistributed earnings of the Company’s foreign subsidiaries as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the United States.  The Company believes it is not practicable to determine the Company’s tax liability in the event of a future repatriation of these earnings.  If repatriated, these earnings could result in a tax expense at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors.  Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which requires the Company to recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$14,057	$14,371	$12,841
Increase related to prior year tax positions	1,004	—	13
Decrease related to prior year tax positions	(5,113)	(127)	—
Increase related to current year tax positions	47	927	2,822
Settlements with tax authorities	—	(81)	—
Decrease related to lapse of statute of limitations	(116)	(1,033)	(1,305)
Balance at end of year	$9,879	$14,057	$14,371

The unrecognized tax benefits, if recognized, would impact the tax provision by $2.1 million, $7.1 million and $7.9 million at December 31, 2009, 2008 and 2007, respectively.

The Company has elected to include interest and penalties as a component of tax expense.  Accrued interest and penalties at December 31, 2009, 2008 and 2007 were $2.5 million, $1.9 million and $2.0 million, respectively.  The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions.  The Company is currently under examination by tax authorities in Chile, France, Mexico and the United States for certain years between 2001 and 2008.  Most state and foreign jurisdictions have three or four open tax years at any point in time.  Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations.  If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in a tax benefit being recognized in the period in which the Company determines such liabilities are no longer necessary.  However, if a final tax assessment exceeds the Company’s estimate of the tax liability, an additional tax provision will be recorded in the period such tax assessment is made.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under cancelable and non-cancelable operating lease agreements.  The leases expire at various times through 2025 and contain renewal options.  Certain of the leases require the Company to pay property taxes, insurance and maintenance costs.  The Company leases certain equipment under capital leases with such equipment amounting to $2.3 million at each of December 31, 2009 and 2008, less accumulated depreciation of $2.3 million and $1.8 million at December 31, 2009 and 2008, respectively.  Depreciation expense on assets subject to capital leases was $0.6 million for each of the years ended December 31, 2009, 2008 and 2007.  At December 31, 2009, the Company had no capital lease obligations outstanding.

The following is a summary of commitments under non-cancelable leases as of December 31, 2009 (in thousands):

Operating Leases
Years Ending December 31,
2010	$10,778
2011	6,828
2012	6,013
2013	4,078
2014	3,160
2015 and beyond	10,419
Total minimum lease payments	$41,276

Total rent expense was $18.2 million, $20.1 million and $19.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On June 4, 2008, the Company’s export subsidiary in the United Kingdom received a notification from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue a tax deficiency notice against the Company’s export subsidiary for failure to pay value-added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006.  Subsequently, the tax authorities issued a tax assessment against the Company’s U.K. export subsidiary.  The Company requested a review of the assessment by the French central tax administration, which has discretionary power to review and modify tax assessments.  In a letter dated March 11, 2010, the French central tax administration informed the Company of its decision to cancel the value-added tax assessment, including interest and penalties, but maintain the corporate income tax assessment, including interest and penalties.  As a result, the Company expects to receive an amended tax assessment reflecting the decision of the French central tax administration.  Based upon the letter from the French central tax administration, the Company believes that the tax assessment, including interest and penalties, should be reduced to approximately €1.1 million ($1.6 million at an exchange rate of $1.43/€1.00 as of December 31, 2009).  The Company is evaluating its position with respect to the corporate income tax assessment and presently intends to avail itself of all available defenses.  The Company is not in a position to estimate a loss, if any, or a range of potential loss.  As no amount of potential loss is both probable and estimable, no accrual has been made in the consolidated financial statements as of December 31, 2009 or 2008.

On December 29, 2008, John R. Campbell, who alleges that he is a shareholder of the Company, caused a purported shareholder’s derivative lawsuit to be filed in the Superior Court of California for the County of San Mateo against the Company, as a nominal defendant, and naming 17 current and former officers and directors of the Company as defendants.  The lawsuit seeks to recover damages purportedly sustained by the Company in connection with its historical stock option granting practices.  Subject to certain limitations, the Company is obligated to indemnify its current and former officers and directors in connection with the investigation of the Company’s historical stock option practices and such lawsuits.  During 2009, two of the Company’s former officers were dismissed from the lawsuit.  Although the matter is in its preliminary stages and the Company has procured insurance coverage for these types of claims, the expense to the Company associated with this lawsuit may be significant.

On September 23, 2009, U.S. Customs and Border Protection (“CBP”) completed a pre-assessment survey of the import reporting processes used by the Company’s Latin American subsidiary located in Miami, Florida.  Based on its pre-assessment survey, CBP notified the Company of its intention to conduct a compliance test to quantify any potential loss of revenue.  As of the date of this report, such testing has not commenced.  As no amount of potential loss is both probable and estimable, no accrual has been made in the Company’s consolidated financial statements as of December 31, 2009.  However, a negative outcome of this matter could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In February 2008, independent counsel to the Board, accompanied by counsel for the Company, self-reported to the Securities and Exchange Commission (the “SEC”) the findings of the independent investigations conducted by special committees of the Board.  The SEC initiated a non-public inquiry into certain of the Company’s accounting and financial reporting matters.  In August 2009, the SEC entered a formal order of investigation.  In February 2010, the SEC notified the Company in writing that the investigation had been completed and that no enforcement action would be recommended.

The Company is subject to legal proceedings and claims that arise in the normal course of business.  Management believes that the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is a party to agreements pursuant to which it may be obligated to indemnify another party.  Typically, these obligations arise in connection with sales agreements, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations or covenants related to such matters as title to assets sold, validity of certain intellectual property rights and non-infringement of third-party rights.  In each of these circumstances, payment by the Company is typically subject to the other party making a claim and cooperating with the Company pursuant to the procedures specified in the particular agreement.  This process usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party.  Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts.  In many instances, the Company has recourse against the suppliers of the products that will cover the payments that may be made by the Company.

NOTE 11 — TRANSACTIONS WITH RELATED PARTIES

One director of the Company is a director of one of the Company’s customers, Datalink Corporation.  The consultant who managed the Company’s Brazilian operation through June 30, 2009 has an ownership interest in two of the Company’s customers/vendors, Megaware Commercial Ltda and Megaware Industrial Ltda (collectively, “Megaware”).

Sales to and purchases from these parties for the three years ended December 31, 2009 and accounts receivable at December 31, 2009, 2008 and 2007, are summarized below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Sales:
Datalink Corporation	$165	$60	$—
Megaware	31,313	45,111	37,939
Accounts receivable:
Datalink Corporation	91	—	—
Megaware	3,654	8,443	10,024

In 2006, as a part of the Company’s acquisition of ProSys, the Company entered into two long-term real property leases for office and warehouse space in Norcross, Georgia with Laurelwood Holdings, LLC (“Laurelwood Holdings”).  The sellers of ProSys, who thereafter became employees of the Company, had an ownership interest in Laurelwood Holdings.  In 2009, 2008 and 2007, the Company paid $539,000, $501,000 and $498,000, respectively, under those lease agreements to Laurelwood Holdings.  One of the employees disposed of her interest shortly after the ProSys acquisition in 2006 and the other employee terminated his employment as of December 31, 2008.

Since October 2005, the Company has employed a stepson of Mr. Bell, the Company’s president and chief executive officer, in the position of director of strategic markets.  In 2009, 2008 and 2007, Mr. Bell’s stepson received total cash compensation of $215,000, $246,000 and $238,000, respectively.  On November 17, 2005, he was granted an option to purchase 15,000 shares of common stock with an exercise price of $7.95 per share.  On January 21, 2008, he was granted an option to purchase 10,000 shares of common stock with an exercise price of $5.90 per share.  On September 2, 2009, he was granted an option to purchase 10,000 shares of common stock with an exercise price of $2.00 per share. In addition, he participates in all other benefits that the Company generally offers to all of its employees.  The Audit Committee has reviewed and ratified the employment of Mr. Bell’s stepson and his compensation.

These related party transactions are not deemed material and therefore are not disclosed separately on the face of the consolidated financial statements.

NOTE 12 — SALARY SAVINGS PLAN AND RETIREMENT PLAN

The Company has a Section 401(k) Plan (the “Plan”), which provides participating U.S. employees an opportunity to accumulate funds for retirement and hardship.  Participants may contribute up to 30% of their eligible earnings to the Plan.  Beginning in 2006, the Company began providing a matching contribution of 25% of the employee’s first 6% of contributions to the Plan up to $2,000 per year.  The Company’s expense for matching contributions for the years ended December 31, 2008 and 2007 was $1.5 million and $1.0 million, respectively.  As of January 1, 2009, the Company terminated matching contributions to employees.

During 2002, the Board adopted the Supplemental Executive Retirement Plan (“SERP”), which was amended in November 2007.  The SERP provides an annual income benefit to the Company’s Chief Executive Officer of $450,000 for life commencing upon his retirement.  The SERP is unfunded and expenses related to the SERP, consisting of life insurance premium payments, were $0.3 million, $0.3 million and $0.1 million in the years ended December 31, 2009, 2008 and 2007, respectively.  The actuarial estimate of the SERP liability amounted to $3.5 million and $3.2 million as of December 31, 2009 and 2008, respectively, and is included in “Other Long-Term Liabilities” in the consolidated balance sheets.

The Company has purchased life insurance on its Chief Executive Officer and other key employees.  As beneficiary of these insurance policies, the Company receives the cash surrender value if the policy is terminated, and upon death of an insured, receives all benefits payable.  The Company estimates that the proceeds from the life insurance benefits will be sufficient to recover, over time, the full cost of the SERP and the death benefits being provided to the other key employees ($250,000 per employee), plus the cost of insurance.  The “cash value of life insurance,” as reported in the consolidated balance sheets in “Other Long-Term Assets” as of December 31, 2009 and 2008, is $1.9 million and $1.7 million, respectively.

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available, which the chief operating decision-maker evaluates regularly in determining allocation of resources and assessing performance.  For the years ended December 31, 2008 and 2007, the Company had ten operating segments and seven reportable segments.  In 2009, the chief operating decision maker changed the level of detail he reviews, which resulted in six operating segments and five reportable segments for the year ended December 31, 2009.

The following are the Company’s reportable segments for the year ended December 31, 2009:

North America	Latin America
Europe	Other
ProSys

The reportable segments, North America, Europe, Latin America and ProSys, represent operating segments that individually met the quantitative threshold reporting requirements of FASB ASC 280-10, Segment Reporting (“ASC 280-10”).  The reportable segment, Other, represents operating segments that were combined as they share a majority of the reportable segment aggregation criteria of ASC 280-10 and do not individually or in the aggregate meet the quantitative threshold reporting requirements of ASC 280-10.  The Other segment includes TotalTec and Rorke Data.

Historically, the Company disclosed segment and geographic information using seven reportable segments for the years ended December 31, 2008 and 2007.  For comparative purposes, the Company has presented in the tables below the 2008 and 2007 segment and geographic information as if the Company has used the five reportable segments determined at December 31, 2009.

Financial information for each of the Company’s five reportable segments is summarized below (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$823,107	27.2%	$988,421	27.6%	$1,195,894	30.3%
Europe	1,247,809	41.3	1,459,128	40.8	1,699,732	43.0
ProSys	385,968	12.8	451,446	12.6	378,760	9.6
Latin America	499,706	16.5	592,654	16.6	570,474	14.4
Other	64,577	2.2	87,850	2.4	105,045	2.7
Total net sales	$3,021,167	100.0%	$3,579,499	100.0%	$3,949,905	100.0%
Net sales by product:
Computer platforms	$560,211	18.6%	$614,050	17.2%	$615,137	15.6%
Storage systems	550,778	18.2	679,069	19.0	693,713	17.6
Disk drives	749,635	24.8	932,388	26.0	1,237,103	31.3
All other products	1,160,543	38.4	1,353,992	37.8	1,403,952	35.5
Total net sales	$3,021,167	100.0%	$3,579,499	100.0%	$3,949,905	100.0%
Operating income (loss):
North America	$(1,998)	(5.0)%	$(37,889)	(111.8)%	$(8,119)	(24.3)%
Europe	22,842	57.4	1,920	5.6	(14,275)	(42.7)
ProSys	12,021	30.2	1,893	5.6	(17,909)	(53.6)
Latin America	7,103	17.9	1,331	3.9	2,765	8.3
Other	(181)	(0.5)	(1,141)	(3.3)	4,124	12.3
Total income (loss)	$39,787	100.0%	$(33,886)	(100.0)%	$(33,414)	(100.0)%

(Continued)

	Years Ended December 31,
	2009	2008	2007
Capital expenditures:
North America	$1,004	$1,449	$1,948
Europe	1,854	2,631	3,688
ProSys	606	1,005	1,518
Latin America	303	2,037	1,155
Other	269	482	938
Total	$4,036	$7,604	$9,247
Depreciation and amortization:
North America	$2,176	$1,573	$1,679
Europe	3,334	3,779	4,127
ProSys	3,771	3,722	3,390
Latin America	909	812	878
Other	780	888	894
Total	$10,970	$10,774	$10,968
Interest expense (income), net:
North America	$24,571	$23,746	$27,261
Europe	8,136	13,758	13,817
ProSys	259	(44)	(326)
Latin America	(12)	(49)	(9)
Other	143	133	54
Total	$33,097	$37,544	$40,797

	As of December 31,
	2009	2008
Total assets:
North America	$250,365	$252,165
Europe	330,603	274,110
ProSys	102,943	106,793
Latin America	146,842	120,289
Other	26,223	28,769
Total	$856,976	$782,126
Long-lived assets:
North America	$3,334	$4,677
Europe	5,152	5,806
ProSys	2,762	3,303
Latin America	3,032	3,439
Other	1,430	1,817
Total	$15,710	$19,042

Net sales by geographic region based on the location from which the product was shipped (except Miami, where net sales are based upon the location to which the product was shipped) for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
United States	$1,170,654	38.8%	$1,403,776	39.2%	$1,530,658	38.8%
Canada	102,998	3.4	123,941	3.5	149,042	3.8
United Kingdom	684,524	22.7	810,934	22.6	1,018,365	25.8
Other Europe	563,285	18.6	648,194	18.1	681,367	17.2
Latin America(1)	499,706	16.5	592,654	16.6	570,473	14.4
Total	$3,021,167	100.0%	$3,579,499	100.0%	$3,949,905	100.0%
_________________
(1)	Includes U.S.-based sales from the Miami operation of $110,323, $124,292 and $129,872 for the years ended December 31, 2009, 2008 and 2007, respectively.

Net property and equipment by geographic area at December 31, 2009 is as follows (in thousands):

	December 31,
	2009	2008
United States	$7,436	$9,665
Canada	90	132
United Kingdom	4,433	5,191
Other Europe	719	615
Latin America (1)	3,032	3,439
Total	$15,710	$19,042
_________________
(1)	Includes U.S.-based property and equipment from the Miami operation of $1,864, and $2,297 as of December 31, 2009 and 2008, respectively.

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

At December 31, 2009 and 2008, the Company had outstanding foreign exchange forward contracts with a total notional amount of approximately $80.6 million and $75.5 million, respectively.  These contracts will settle in British pounds, Euros, Chilean pesos, Mexican pesos and U.S. dollars.

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

On June 30, 2006, the Company entered into a cross-currency interest rate swap agreement with Wachovia Bank, N.A. to hedge its investments in foreign operations in which the Euro is their functional currency (“Euro investments”).  The principal notional amount of the swap was €6.0 million ($8.4 million using the exchange rate of $1.40/€1.00 on June 30, 2006).  The notional amount of the swap at December 31, 2008 was $7.7 million.  Under the terms of the swap, Wachovia agreed to pay the Company an interest payment computed on the 3-month USD LIBOR in exchange for an interest payment from the Company computed on the 3-month Euro LIBOR.  On both sides of the swap, the Company’s bank margin of 1.5% was added.  The interest payments were reset every three months and at maturity there would be a cash settlement between the Company and Wachovia, which was dependent on the conversion rates at maturity in comparison to the original spot rate of $1.28/€1.  The swap had a three-year maturity and could be terminated by the Company for convenience at no cost.  This swap agreement was accounted for as a net investment hedge under the accounting guidance for derivative transactions.  Both at inception, and on an on-going basis, the Company performed effectiveness tests.  Consistent with the Company’s policy with respect to derivative instruments and hedging activities, the Company designated the change in Euro spot rates as the hedged risk in its Euro investments.  Since the contract was a hedge of the Company’s Euro investments, the change in the fair value of the contract attributable to changes in spot rates, which is the effective portion of the hedge, was recorded as an offset to the Company’s Euro investments in the cumulative translation account on the balance sheet.  The fair value of the cross-currency interest rate swap agreement at December 31, 2008 was $0.7 million and was recorded as a liability on the consolidated balance sheet.  The change in fair value of this contract due to exchange rate fluctuations was recorded to accumulated other comprehensive income (loss) in the amount of $0.4 million during 2008 and $0.9 million during 2007.  All other changes in the fair value during the year were recorded to interest expense (income), net as ineffectiveness.  On June 30, 2009, the Company terminated its cross-currency interest rate swap agreement with Wachovia Bank N.A.  The Company paid the counterparty $0.8 million in connection with the termination of the swap representing the fair market value of the cross-currency interest rate swap on the termination date and reclassified the amount previously recognized in accumulated comprehensive income (loss) into earnings.  The amount recorded to earnings due to ineffectiveness during the year ended December 31, 2009 and 2008 was insignificant.

The fair values of derivative instruments, consisting of foreign exchange contracts, in the consolidated balance sheet at December 31, 2009 were not significant.  The fair values of derivative instruments in the consolidated balance sheet at December 31, 2008 were as follows (in thousands):

	Asset (Liability) Derivatives
	Balance Sheet Location	Fair Value
As of December 31, 2008:
Derivative instruments designated as hedges:
Cross-currency swap	Other long-term liabilities	$744
Total		$744
Derivative instruments not designated as hedges:
ProSys derivative	Other long-term liabilities	$(4,391)
Total		$(4,391)

Foreign exchange contract fair values have not been included in the table above as they were deemed to be insignificant at December 31, 2008.

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Year Ended December 31, 2009:
Derivative instruments not designated as hedges:
ProSys derivative	Selling, general and administrative expense	$2,933
Foreign exchange contracts	Other income	375
Total		$3,308
Year Ended December 31, 2008:
Derivative instruments designated as hedges:
Cross-currency swap designated as a net investment hedge	Other comprehensive income (loss)	$400
Total		$400

Derivative instruments not designated as hedges:
ProSys derivative	Selling, general and administrative expense	$(4,391)
Foreign exchange contracts	Other expense	(8,380)
Total		$(12,771)

Year Ended December 31, 2007:
Derivative instruments designated as hedges:
Cross-currency swap	Other comprehensive income (loss)	$900
Interest rate swap	Other income	500
Total		$1,400

Derivative instruments not designated as hedges:
Foreign exchange contracts	Other income	$621
Total		$621

ProSys Derivative

At the time of the acquisition of ProSys on October 2, 2006, the Company and the former shareholders of ProSys (the “Holders”) entered into a registration rights agreement obligating the Company to file a registration statement with the SEC to register for resale 1.72 million shares of the Company’s common stock used as part of the consideration in the purchase transaction within 60 days after the closing date of the acquisition.  On April 30, 2007, the Company and the Holders entered into an amendment to the registration rights agreement.  The amendment provided that, in exchange for an extension of the time to register the shares, the Company would provide the Holders with cash or Company common stock necessary to make up the positive difference between the per share price of the Company common stock on the date the registration statement was declared effective and $4.93 (the “Issue Price”).  The Issue Price was the price used to determine the share value for purposes of determining the consideration for the purchase transaction, as well as a put right to the Company at the Issue Price in certain circumstances, for those shares not subject to restriction on sale under the registration rights agreement.  On February 5, 2008, the Company entered into a memorandum of understanding with the Holders that required the Company to pay an advance against potential contingent consideration due to the Holders in exchange for an extension on the previously granted put right through September 30, 2008.  On August 26, 2008, the Company and the Holders entered into a second amendment to the registration rights agreement under which the Company agreed to purchase from the Holders all of the right, title and interest in 710,036 shares of the purchase consideration common stock at the Issue Price, in exchange for granting the Holders a right to put the remaining 1,014,336 shares to the Company at the Issue Price if the Company had not filed all of its delinquent SEC periodic reports by October 31, 2009 (the “contingent put option”).  If the Company was no longer delinquent in its SEC periodic reports on October 31, 2009, once the remaining 1,014,336 shares became freely tradable in the open market, the Company agreed to pay the Holders the positive difference between the Issue Price and the open market sale price (“Price Protection”).  In September 2009, the Company regained compliance with its SEC periodic reporting obligations, which had the effect of terminating the contingent put option.

The contingent put option and the Price Protection represent derivative instruments issued by the Company that were required to be recorded at fair value.  Based on the terms described above for each, only one of these derivative instruments, and not both, could eventually be exercised by the Holders thereby limiting the maximum liability to the Company under the agreements discussed above.  Prior to the expiration of the contingent put option, the Company recorded a derivative liability equal to the greater of the fair value of the Price Protection or the contingent put option, reflective of the fact that only one of the instruments could be exercised at any point in time.  Due to the expiration of the contingent put option, the derivative liability was valued solely based on the Price Protection as of September 30, 2009.  Changes in fair value were recorded as compensation expense in “selling, general and administrative expense” in the consolidated statements of operations.  The derivative liability, which was included in “other accrued liabilities” in the Company’s consolidated balance sheets, totaled $4.4 million at December 31, 2008.  The contingent put option and the Price Protection are collectively referred to herein as the “ProSys Derivative.”

The Company paid an aggregate of $3.5 million for the 710,036 shares purchased pursuant to the second amendment to the registration rights agreement.  The amount paid in excess of the Company’s share price on August 26, 2008 totaled $1.9 million, which was recorded in “selling, general and administrative expense.”

On October 13, 2009, the Company entered into a settlement agreement with the Holders covering all claims relating to the earnout payments agreed to at the time the Company acquired ProSys, which terminated the Company’s obligations related to the price protection.

NOTE 15 — SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

Basic and diluted net income (loss) per share (“EPS”) is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding (the denominator), during the period.  Diluted EPS gives effect to potentially dilutive common shares outstanding during the period, including stock options and warrants using the treasury stock method, except in periods when anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
Basic income (loss) per share:
Net income (loss)	$7,522	$(82,466)	$(78,746)
Shares used in computation:
Weighted average ordinary shares outstanding	31,859	32,299	32,248
Basic income (loss) per share	$0.24	$(2.55)	$(2.44)
Diluted income (loss) per share:
Net income (loss)	$7,522	$(82,466)	$(78,746)
Shares used in computation:
Weighted average ordinary shares outstanding	31,859	32,299	32,248
Employee options	79	—	—
Restricted stock units	657	—	—
Weighted average number of shares	32,595	32,299	32,248
Diluted income (loss) per share	$0.23	$(2.55)	$(2.44)

At December 31, 2009, 6,264,743 shares of the Company’s common stock and warrants to purchase 125,000 shares were excluded from the calculation of diluted EPS because they were anti-dilutive.  At December 31, 2008, 1,020,083 RSU awards, options to purchase 3,999,567 shares of the Company’s common stock and warrants to purchase 125,000 shares were excluded from the calculation of diluted EPS because they were anti-dilutive.  At December 31, 2007, 395,333 RSU awards, options to purchase 3,461,554 shares of the Company’s common stock and warrants to purchase 125,000 shares were excluded from the calculation of diluted EPS because they were anti-dilutive.

Warrants

In connection with the 2006 Notes used to finance the October 2, 2006 acquisition of ProSys, the Company issued warrants to the investors to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $5.15 per share.  These warrants had a fair value of $382,000 at December 31, 2006 and were recorded to equity at fair value on the date of grant.  Subsequent changes in fair value of the warrants are not recognized as long as they are classified as equity.

The warrants expire in October 2011 and the investor has the right to convert the warrant into common stock at any time prior to its expiration.  Upon exercise of the warrant, the Company is required to deliver to the holder common stock equal to the quotient obtained by dividing the net value of all the warrant shares by the fair market value of a single warrant share.

The holder can also exercise the warrant right upon payment of an amount equal to the warrant exercise price in the form of cash or securities previously issued by the Company at such securities’ then fair market value.  In the event of capital reorganizations, such as a consolidation or merger of the Company with another corporation or the sale of all or substantially all of its assets in which the holders of the Company’s common stock shall be entitled to receive stock, securities or assets, the holders of the warrants would be entitled to receive stock, securities or assets as if it had exercised its rights under the warrant agreement.

The Company was required to file a registration statement for the warrant shares under the Securities Act of 1933 promptly after the date of the asset purchase agreement of October 2, 2006.  The Company has not been able to do so because of prior delays in the filing of its periodic reports with the SEC.  As of March 15, 2010, the Company has not filed the registration statement covering the resale of the warrant shares.

NOTE 16 — FAIR VALUE MEASUREMENTS

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

The fair value hierarchy consists of three broad levels, which are described below:

Level 1
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments, such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2
Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, options and repurchase agreements.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were insignificant.  Assets and liabilities measured at fair value on a recurring basis include the following at December 31, 2008 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Available-for-sale security	$22	$—	$—	$22
Cross-currency interest rate swap	—	(744)	—	(744)
ProSys derivative	—	—	(4,391)	(4,391)
	$22	$(744)	$(4,391)	$(5,113)

The Company discloses the fair value of its term loans and its convertible notes.  See Note 6 – Lines of Credit and Long-Term Debt.

Available-For-Sale Security

The Company has an equity ownership interest in CHDT Corporation, which is accounted for as an available-for-sale security.  The fair value of the Company’s available security is as follows at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Cost basis	$80	$80
Unrealized holding loss	(59)	(58)
Fair value	$21	$22

The fair value of this investment is included in “Other assets” in the Company’s consolidated balance sheets and the related net unrealized holding gains and losses are included in “Accumulated Other Comprehensive Income” in the shareholders’ equity section in the Company’s consolidated balance sheets.

Cross-Currency Interest Rate Swap

On June 30, 2006, the Company entered into a cross-currency interest rate swap agreement with Wachovia Bank, N.A. to hedge its investments in foreign operations in which the Euro is the functional currency.  The notional amount of the swap at December 31, 2008 was £6.0 million.  This swap agreement is accounted for as a net investment hedge, as the notional amount of the cross-currency interest rate swap is expected to equal a comparable amount of hedge assets.  No material ineffectiveness is expected.  The fair value of the cross-currency interest rate swap agreement at December 31, 2008 was $0.7 million and is recorded as a liability on the consolidated balance sheet.  The fair value of the cross-currency interest rate swap is calculated using a discounted cash-flow model, which uses the forward yield curves of USD LIBOR interest rates and Euro LIBOR interest rates to arrive at the net present value of the expected cash flows of the cross-currency swap.  This financial instrument is typically exchange-traded and is generally classified within Level 1 or Level 2 of the fair value hierarchy, depending on whether or not the exchange is deemed to be an active market.  The cross-currency interest rate swap is traded in an active market and, therefore, is classified within Level 2.

On June 30, 2009, the Company terminated its cross-currency interest group swap agreement with Wachovia Bank N.A.  The Company paid the counterparty $0.8 million in connection with the termination of the swap representing the fair market value of the cross-currency interest rate swap on the termination date.  The amount recorded to earnings due to ineffectiveness during the years ended December 31, 2009 and 2008 was insignificant.

ProSys Derivative

The Company utilizes the Black-Sholes option pricing model for determining the estimated fair value of the ProSys Derivative (Level 3).  In the Black-Scholes valuation calculation, the Company made estimates of key assumptions such as future stock price volatility, expected term and risk free rates.  The expected stock price volatility is based on the historical volatility of the Company’s stock.  The expected term is based upon the Company’s estimate of the life of the ProSys Derivative.  The risk-free rate is based on the U.S. Treasury yield curve in effect at each valuation date.  As of December 31, 2008, the fair value of the Price Protection was equivalent to the fair value of the contingent put option.  In September 2009, the Company regained compliance with its SEC periodic reporting obligations, which combined with a settlement agreement with the former ProSys shareholders had the effect of terminating the ProSys Derivative.  For further information regarding the ProSys Derivative, see Note 14 – Derivative Instruments.

Foreign Exchange Contracts

The Company enters into foreign exchange forward, option or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months.  Gains or losses on these contracts are recognized currently in earnings.  The Company does not enter into foreign exchange contracts for trading purposes.  The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts is estimated using market quotes obtained from brokers (Level 2) and has been excluded from the table above as it is insignificant as of December 31, 2009 and 2008.  The notional amount of the foreign exchange contracts at December 31, 2009 and 2008 was $80.6 million and $75.5 million, respectively.

NOTE 17 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below summarize unaudited quarterly financial data for the eight quarters in the two-year period ended December 31, 2009.  In the Company’s opinion, the unaudited quarterly financial data has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the data for the periods presented.  The Company’s results of operations varied and may continue to fluctuate significantly from quarter to quarter.  The results of operations in any period should not necessarily be considered indicative of the results to be expected for any future period.

	2009
	March 31	June 30	September 30	December 31
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,621	$26,731	$24,402	$21,132
Accounts receivable, net	420,691	399,962	401,678	434,858
Inventories	236,598	217,506	235,755	295,692
Prepaid expenses and other current assets	28,649	31,632	37,775	44,088
Total current assets	717,559	675,831	699,610	795,770
Property and equipment, net	17,901	17,882	16,584	15,710
Goodwill	19,421	20,535	21,239	21,456
Other intangibles, net	8,509	7,834	7,056	6,261
Other long-term assets	23,751	21,615	20,604	17,779
Total assets	$787,141	$743,697	$765,093	$856,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$4,187	$7,019	$5,543	$12,453
Accounts payable	316,164	289,990	285,599	348,415
Borrowings under lines of credit	176,477	144,217	181,841	179,691
Current portion of long-term debt	10,662	10,700	11,083	11,097
Other accrued liabilities	93,726	94,847	81,429	91,784
Total current liabilities	601,216	546,773	565,495	643,440
Long-term debt, net of current portion	161,753	160,163	160,942	159,494
Other long-term liabilities	23,185	22,605	21,829	22,210
Total liabilities	786,154	729,541	748,266	825,144
Shareholders’ equity:
Common stock	231,993	232,697	233,174	233,950
Accumulated deficit	(221,543)	(224,591)	(222,926)	(209,978)
Accumulated other comprehensive income (loss)	(9,463)	6,050	6,579	7,860
Total shareholders’ equity	987	14,156	16,827	31,832
Total liabilities and shareholders’ equity	$787,141	$743,697	$765,093	$856,976

(continued)

	2008
	March 31(1)	June 30(1)	September 30(1)	December 31(1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,921	$36,489	$45,394	$22,775
Accounts receivable, net	517,496	521,491	473,861	429,853
Inventories	354,125	316,942	303,401	230,652
Prepaid expenses and other current assets	25,795	30,689	31,463	24,907
Total current assets	924,337	905,611	854,119	708,187
Property and equipment, net	19,827	20,147	19,335	19,042
Goodwill	26,722	28,001	26,463	19,211
Other intangibles, net	12,138	11,289	10,288	9,315
Other long-term assets	26,161	37,551	36,088	26,371
Total assets	$1,009,185	$1,002,599	$946,293	$782,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$25,645	$16,876	$8,896	$10,527
Accounts payable	330,571	363,292	345,118	264,218
Borrowings under lines of credit	284,072	215,654	251,344	211,405
Current portion of long-term debt	10,563	8,395	8,788	10,286
Other accrued liabilities	86,173	100,538	79,372	94,658
Total current liabilities	737,024	704,755	693,518	591,094
Long-term debt, net of current portion	130,067	163,802	163,617	161,063
Other long-term liabilities	27,763	27,518	26,720	24,269
Total liabilities	894,854	896,075	883,855	776,426
Shareholders’ equity:
Common stock	230,750	231,548	231,391	231,432
Accumulated deficit	(146,936)	(155,765)	(184,021)	(217,500)
Accumulated other comprehensive income (loss)	30,517	30,741	15,068	(8,232)
Total shareholders’ equity	114,331	106,524	62,438	5,700
Total liabilities and shareholders’ equity	$1,009,185	$1,002,599	$946,293	$782,126

(1)	Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options. See Note 2, “Summary of Significant Accounting Policies.”

(continued)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$715,316	$703,728	$765,156	$836,967
Cost of sales	643,464	629,664	693,431	758,568
Gross profit	71,852	74,064	71,725	78,399
Selling, general and administrative expense	57,331	55,306	59,040	54,652
Professional fees	8,574	10,452	2,906	4,197
Impairment of goodwill and other intangibles	—	—	—	—
Restructuring and impairment costs	1,188	911	—	1,696
Total operating expenses	67,093	66,669	61,946	60,545
Operating income	4,759	7,395	9,779	17,854
Interest expense, net	8,311	8,307	8,058	8,421
Other expense (income), net	(2,183)	45	(541)	558
Income (loss) before income taxes	(1,369)	(957)	2,262	8,875
Provision for (benefit from) income taxes	2,674	2,091	597	(4,073)
Net income (loss)	$(4,043)	$(3,048)	$1,665	$12,948
Net income (loss) per share:
Basic	$(0.13)	$(0.10)	$0.05	$0.41
Diluted	$(0.13)	$(0. 10)	$0.05	$0.40
Shares used in per share calculation:
Basic	31,790	31,847	31,879	31,919
Diluted	31,790	31,847	32,575	32,694

	Year Ended December 31, 2008
	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
	(in thousands, except per share data)
Net sales	$993,362	$936,601	$880,730	$768,806
Cost of sales	905,953	849,826	797,973	690,301
Gross profit	87,409	86,775	82,757	78,505
Selling, general and administrative expense	79,133	73,160	76,816	73,307
Professional fees	10,253	12,237	17,053	17,220
Impairment of goodwill and other intangibles	—	—	—	5,864
Restructuring and impairment costs	2,209	72	59	1,949
Total operating expenses	91,595	85,469	93,928	98,340
Operating income (loss)	(4,186)	1,306	(11,171)	(19,835)
Interest expense, net	9,800	9,175	9,165	9,404
Other expense (income), net	(2,329)	(416)	8,377	4,877
Loss before income taxes	(11,657)	(7,453)	(28,713)	(34,116)
Provision for (benefit from) income taxes	246	1,375	(457)	(637)
Net loss	$(11,903)	$(8,828)	$(28,256)	$(33,479)
Net loss per share:
Basic	$(0.37)	$(0.27)	$(0.87)	$(1.04)
Diluted	$(0.37)	$(0. 27)	$(0.87)	$(1.04)
Shares used in per share calculation:
Basic	32,313	32,434	32,380	32,070
Diluted	32,313	32,434	32,380	32,070

(1)	Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options. See Note 2, “Summary of Significant Accounting Policies.”

Item 9.              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Introduction

During 2007 and 2008, the Company spent considerable time and resources preparing restated consolidated financial statements and supporting the audit processes for the periods from January 1, 1996 to June 30, 2006. These restated financial statements were included in our Form 10-K for the year ended December 31, 2006, which was filed on December 30, 2008. Because of the extensive efforts required and the timing of the filing of our Form 10-K for the year ended December 31, 2008 on June 29, 2009, we had not fully remediated all previously-identified material weaknesses as of December 31, 2009. We continue to invest significant time and resources remediating weaknesses in our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules promulgated by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, the Company completed an evaluation, as of December 31, 2009, under the supervision of and with participation from the Company's management, including the current Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, management concluded that as of December 31, 2009, the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under Management's Report on Internal Control over Financial Reporting.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that the Company's consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations and management's own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that the Company's consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's consolidated financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Any evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may decrease over time.

In making its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, management used the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on the criteria established by COSO, management identified the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2009:

●
Control Environment — The Company did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of its business operations, (ii) insufficient resources and deficient processes for information and communication flows commensurate with the complexity of its organizational and entity structure and (iii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the Company's financial reporting requirements, which resulted in erroneous or unsupported judgments regarding the proper application of GAAP. This control environment material weakness also contributed to the following additional material weaknesses.

●
Accrued Liabilities and Reserves — The Company did not have effective controls to ensure that all accrued liabilities were valid, complete and accurate. Specifically, the Company had insufficient processes in place to ensure that invoiced and uninvoiced liabilities for vendor accounts payable were properly indentified and recorded in the appropriate period.  Further, the Company did not have effective controls to ensure that certain analyses to support key assumptions used in the determination of certain of the Company’s reserves were prepared and reviewed.

●
Revenue — The Company did not have effective controls to ensure that revenue and the related costs were reported in the appropriate accounting period.  Specifically, the Company had insufficient processes in place to validate that customer shipping terms were properly identified, communicated, and input into the accounting system, and that multiple element arrangements were properly identified and recorded.

●
Income Taxes — The Company did not have effective controls to ensure that the income tax accounts were properly recorded, primarily in the calculation of deferred tax assets and the related valuation allowance and tax provision.

●
Debt Covenants — The Company did not have effective controls to ensure a thorough review of its debt agreements and financial covenant compliance calculations, and thus ensure that such calculations were performed correctly.

●
Convertible Debt Valuation — The Company did not have effective controls to ensure that the fair value of its convertible debt was appropriately computed and accounted for upon the adoption of FASB ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1).

●	Goodwill Impairment — The Company did not have effective controls to ensure that its reporting units were properly identified when assessing goodwill for possible impairment.

●
Fixed Asset Dispositions — The Company did not have effective controls to ensure that fixed assets that were either retired or decommissioned were removed from the Company's fixed asset records on a timely basis.

●
Inventory in-Transit — The Company did not have effective controls to ensure the inventory in-transit and the related vendor liability was recorded in the appropriate period.  Specifically, the Company had insufficient procedures in place to ensure that vendor shipping terms were properly identified, communicated, and input into the accounting system.

●	General Computer Controls — The Company did not have effective change management and operations controls in one of its computer processing environments.

These material weaknesses could result in misstatements of the Company's consolidated financial statement accounts and disclosures, which would result in a material misstatement of future annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework, issued by the COSO.

The Company's internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

Completed Remediation Actions

Prior to the Quarter Ended December 31, 2009

•
Control Environment — The Company has updated its code of conduct, and all employees were required to acknowledge their commitment to adhere to this policy.  The Company  also regularly reminds all employees of the availability of its whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting and other irregularities they have become aware of or have observed.

•
Personnel Matters — As part of the initiative to improve its control environment, the Company has made the following personnel and structural changes in the accounting, finance and administrative areas, all in 2007 and 2008:

o	The hiring of a new Executive Vice President and Chief Financial Officer in August 2007.

o	The hiring of an employee in the newly created position of Chief Accounting Officer in March 2008, which replaced the position of Vice President and Corporate Controller.

o	The formation of a Legal Department, the hiring of a Vice President, General Counsel and Corporate Secretary in July 2007 and the hiring of additional personnel in the Legal Department during 2007.

o	The delegation to the General Counsel of the responsibility for managing and administering the Company’s equity award granting process.

o	The hiring of employees in the newly created positions of Director of GAAP and SEC Reporting and SEC Reporting Manager.

o	The addition of three professionals in its Internal Audit Department in 2007.

•
Policies and Procedures — In 2009, the Company developed and implemented or enhanced a number of key accounting and finance-related policies and procedures, including with respect to foreign-currency translations, revenue recognition excluding revenue cut-off, accounts receivable, vendor allowances and the preparation of the statement of cash flows.

•
Stock-Based Compensation — In 2007, the Board (i) amended the Charter of the Compensation Committee to clarify its duties and responsibilities and (ii) adopted, and the Company implemented, a new equity award policy defining the responsibilities of the Compensation Committee in its oversight of the Company’s stock option grant practices and clarifying the administration of equity awards.  Key features of the equity award policy include:

o	All awards to employees will be granted by the Compensation Committee or recommended by the Compensation Committee to the Board.

o	All awards to directors (other than automatic awards under Company equity plans) will be granted by the Board.

o
Awards will normally be considered at regularly scheduled Committee or Board meetings, but may also be considered at special meetings or as action taken by unanimous written consent of the Compensation Committee or Board.

o	The exercise price of all stock options shall be equal to or greater than the closing price of the Company’s common stock on the grant date.

o	Minutes will be prepared and circulated promptly following all meetings of the Board and its Committees.

•
Account Reconciliations — In 2009, the Company implemented procedures and controls to ensure that account reconciliations were supported by sufficient documentation and adequately performed and reviewed on a timely basis for validity, completeness and accuracy.

•	Accounts Receivable — In 2009, the Company implemented a revised policy regarding the accounting for accounts receivable credits.

•
Vendor Allowances— In 2009, the Company implemented a revised policy and related procedures to ensure:  (i) vendor allowances are only recorded in connection with final sales transactions and (ii) supporting documentation is maintained for all vendor allowances recorded.

•
Revenue — In 2009, the Company implemented procedures to ensure that (i) adequate collectability assessments were performed prior to recognizing revenue, (ii) revenue was completely and accurately recorded on a net basis with respect to certain third-party service contracts where the Company was not the primary obligor and (iii) intercompany sales were properly eliminated.

•	Post-Retirement Benefits — In 2009, the Company updated and enhanced its key accounting and finance policies and procedures related to post-retirement benefits.

During the Quarter Ended December 31, 2009

•
Employee Training — In December 2009, the Company completed Company-wide training to enhance adherence to GAAP accounting  principles.  Training participants included key members of senior management, finance, and sales and marketing personnel.  This training included:

o
Comprehensive training programs for all finance personnel at the manager level and above covering fundamental accounting and Company-specific financial reporting matters, including GAAP accounting principles, revenue recognition, reserve and accrual accounting and purchase accounting.

o
A financial leadership training program (led by the Chief Financial Officer) covering worldwide financial management issues, debriefings on all historical restatement items, financial issues requiring substantial judgment and new accounting policies and procedures.

•
Account Reconciliations — In the fourth quarter of 2009, the Company implemented additional procedures and controls to ensure that account reconciliations were supported by sufficient documentation and adequately performed and reviewed on a timely basis for validity, completeness and accuracy.

•
Business Combinations and Segment Reporting — In the fourth quarter of 2009, the Company established additional control processes for the accurate and timely accounting for (i) business combinations, and (ii) allocation of goodwill to the appropriate reportable segments.

•
Financing-Related Accounts — In the fourth quarter of 2009, the Company implemented additional policies, procedures and documentation requirements to ensure appropriate accounting for and monitoring of warrant and derivative transactions.

Planned Remediation Actions to Address the Internal Control Weaknesses

•
Control Environment —The Company intends to hire additional qualified accounting personnel in the first half of 2010.  Additionally during 2010, the Company will continue to provide ongoing technical training to enhance knowledge of GAAP within our accounting department and improve the quality of our review process.

•
Accrued Liabilities and Reserves — The Company is improving its procedures to ensure that all accrued liability balances are valid, complete and accurate.  Further, the Company plans to modify existing processes to ensure the completeness and timely recording of invoiced and uninvoiced liabilities within the accounting system.  The Company is also updating its processes to  ensure that certain analyses to support key assumptions used in the determination of certain of the Company’s  reserves are performed.  The Company expects that these policies and procedures will be implemented by December 31, 2010.

•
Revenue — The Company is updating and enhancing its policies and procedures related to revenue recognition.  The Company will enhance its procedures to validate that all customer shipping terms are properly identified, communicated, and input into the accounting system.  In addition, the Company will enhance its procedures to ensure that multiple element arrangements are properly identified and recorded. The Company expects that these policies and procedures will be implemented by December 31, 2010.

•
Income Taxes — The Company is updating its processes to ensure that certain analyses to support the calculation of the income tax accounts are properly prepared and reviewed. The Company expects that these improvements and procedures will be implemented by December 31, 2010.

•
Debt Covenants — The Company is implementing additional procedures to periodically review its debt agreements to ensure that it has identified all of its debt covenants, including cross-covenant default provisions.  Additionally, the Company plans to implement procedures to evaluate and compute compliance with all identified covenants. The Company expects these procedures to be implemented by December 31, 2010.

•
Convertible Debt Valuation — The Company is implementing additional policies, procedures and documentation requirements to ensure appropriate accounting for and monitoring of the fair value of its convertible debt.  The Company expects these procedures to be implemented by December 31, 2010.

•
Goodwill Impairment — The Company is implementing additional policies, procedures and documentation requirements to ensure appropriate accounting for and monitoring of the determination of reporting units when assessing goodwill for possible impairment.  The Company expects these procedures to be implemented by December 31, 2010.

•
Fixed Asset Dispositions — The Company is implementing enhanced procedures in several locations to ensure that fixed assets that are either disposed of or decommissioned are removed from the Company’s fixed asset records and that the appropriate accounting entries are recorded on a timely basis.  The Company plans to perform a physical count of all significant fixed assets. The Company expects that these policies and procedures will be implemented by December 31, 2010.

•
Inventory in-Transit — The Company is implementing additional procedures to ensure that inventory items shipped by vendors are recorded by the Company upon the passage of title.  Specifically, the Company plans to implement procedures to ensure that vendor shipping terms are identified, communicated, and input into the accounting system at the outset of the arrangement.  The Company expects these procedures to be implemented by December 31, 2010.

•
General Computer Controls — The Company is implementing change management and operations controls in the affected environment.  The Company expects these controls to be fully implemented by December 31, 2010.

Management is committed to implementing its remediation action plan to remediate the material weaknesses discussed above.  Management intends to continue to monitor the effectiveness of these actions and will make changes that management determines appropriate.

Changes in Internal Control over Financial Reporting

Except as described in Completed and Planned Remediation Actions to Address the Internal Control Weaknesses, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Bell Microproducts Inc.

We have audited the internal control over financial reporting of Bell Microproducts Inc. and its subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment:  control environment; accrued liabilities and reserves; revenue; income taxes; debt covenants; convertible debt valuation; goodwill impairment; fixed asset dispositions; inventory in-transit; and general computer controls.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 26, 2010 expressed an unqualified opinion thereon and included an explanatory paragraph relating to the adoption of a new accounting standard.

/s/ Deloitte & Touche LLP
San Jose, California
March 26, 2010

Item 9B.                      Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information in our proxy statement for our 2010 annual meeting regarding directors and executive officers appearing under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section.  The information under the heading “Business – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.  In addition, the information under the heading “Corporate Governance” in our 2010 Proxy Statement is incorporated by reference in this section.

The Bell Microproducts Inc. Code of Conduct (“Code”) is our code of ethics document applicable to all employees, including all officers, and our independent directors, who are not employees of the Company, with regard to their Company-related activities.  The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications.  In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; reporting Code violations; and maintaining accountability for adherence to the Code.

The full text of our Code is published on our Investor Relations website at www.bellmicro.com.  We intend to disclose future amendments to provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

Item 11.Executive Compensation

The information appearing in our proxy statement for our 2010 annual meeting under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation Tables” is incorporated by reference in this section.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our proxy statement for our 2010 annual meeting under the heading “Security Ownership” is incorporated by reference in this section.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information appearing in our proxy statement for our 2010 annual meeting under the headings “Corporate Governance” and “Related Person Transactions” is incorporated by reference in this section.

Item 14.Principal Accountant Fees and Services

The information appearing in our proxy statement for our 2010 annual meeting under the headings “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

(3)         Exhibits — See Exhibit Index following signature page.

(b)        Exhibits.  See Item 15(a), above.

(c)        Financial Statements and Schedule.  See Item 15(a), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2010.

BELL MICROPRODUCTS INC.

By:	/s/ William E. Meyer
Name: William E. Meyer
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. Donald Bell	President and Chief Executive Officer	March 26, 2010
(W. Donald Bell)	(Principal Executive Officer) and Director

/s/ William E. Meyer	Executive Vice President and Chief Financial Officer	March 26, 2010
(William E. Meyer)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gordon A. Campbell	Director	March 26, 2010
(Gordon A. Campbell)

/s/ Eugene B. Chaiken	Director	March 26, 2010
(Eugene B. Chaiken)

/s/ David M. Ernsberger	Director	March 26, 2010
(David M. Ernsberger)

/s/ Edward L. Gelbach	Director	March 26, 2010
(Edward L. Gelbach)

/s/ Peter G. Hanelt	Director	March 26, 2010
(Peter G. Hanelt)

/s/ James E. Ousley	Director	March 26, 2010
(James E. Ousley)

/s/ Mark L. Sanders	Director	March 26, 2010
(Mark L. Sanders)

SCHEDULE II —
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31,	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Charged to Other Accounts(1)	Deductions and Write-Offs	Balance at End of Period
	(in thousands)
2007
Allowance for doubtful accounts	$11,587	$7,090	$—	$(5,533)	$13,144
Allowance for deferred taxes	18,011	15,560	(6,359)	—	27,212
2008
Allowance for doubtful accounts	13,144	16,375	—	(6,915)	22,604
Allowance for deferred taxes	27,212	24,704	(7,126)	—	44,790
2009
Allowance for doubtful accounts	22,604	8,214	—	(9,060)	21,758
Allowance for deferred taxes	44,790	(10,794)	11,799	—	45,795
____________

(1)	Amounts charged to deferred tax assets/liabilities.

Index to Exhibits

Exhibit Number	Description of Document

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
4.1
Form of Indenture between the Company and Wells Fargo Bank, National Association, as Trustee, with respect to the Series B 3.75% Subordinated Convertible Notes due 2024.  Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-4 (File No. 333-120527) on November 16, 2004.

4.2
Indenture dated as of March 5, 2004 between the Company and Wells Fargo Bank, National Association as Trustee, with respect to the 3.75% Subordinated Convertible Notes due 2024.  Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-116130) on June 3, 2004.

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

4.9
Warrant to Purchase 125,000 Shares of Common Stock Bell Microproducts Inc. dated as of October 2, 2006.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on October 4, 2006.

10.1
Executive Employment and Non-Compete Agreement dated as of August 13, 2002 between the Company and James E. Illson.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-21528) for the quarter ended September 30, 2002.*

10.2
Syndicated Composite Guarantee and Debenture effective as of December 2, 2002 by and among Bell Microproducts Limited, certain other companies and Bank of America, N.A.  Incorporated by reference to Exhibit 10.40 filed with the Company’s Annual Report on Form 10-K (File No. 000-21528) for the year ended December 31, 2002.

10.3
Securities Purchase Agreement dated October 2, 2006 among the Company, The Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 4, 2006.

10.4
Bell Microproducts Inc. Supplemental Executive Retirement Program, effective July 1, 2002 and amended on August 3, 2005 and November 13, 2007.  Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on November 15, 2007.*

10.5
Ninth Supplemental Agreement dated May 21, 2008 in relation to a Syndicated Credit Agreement dated December 2, 2002, among Bell Microproducts Limited, Bell Microproducts Europe Export Limited, Bell Microproducts Europe (Holdings) B.V., BM Europe Partners C.V., Bell Microproducts Europe B.V. and Bank of America, National Association.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on May 28, 2008.

10.6
Separation Agreement dated May 12, 2008, by and between the Company and James E. Illson.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on June 10, 2008.*

10.7
Consultant Agreement dated as of May 12, 2008, by and between the Company and James E. Illson.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 10, 2008.

10.8
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

10.9
Letter to Bell Microproducts Inc. dated August 4, 2008, from The Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama, amending the Securities Purchase Agreement dated October 2, 2006.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on August 6, 2008.

10.10
Letter Agreement executed August 6, 2008 between Bell Microproducts Limited and Bank of America, N.A. as Agent for the Syndicated Credit Agreement dated December 2, 2002, as amended and restated effective May 21, 2008.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 11, 2008.

10.11
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

10.12
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

10.13	Bell Microproducts Inc. form of Executive Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on November 5, 2008.*
10.14	Bell Microproducts Inc. form of Director Indemnification Agreement. Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on November 5, 2008.*
10.15
Bell Microproducts Inc. form of Amended and Restated Director Indemnification Agreement.  Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on November 5, 2008.*

10.16
1998 Stock Plan, as amended through August 1, 2007, and form of option agreement.  Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.*

10.17	1998 Stock Plan Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.*
10.18
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

10.19	Bell Microproducts Inc. Management Incentive Plan for 2009. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 24, 2009.*
10.20
First Amendment to the October 2, 2006 Securities Purchase Agreement dated as of February 24, 2009, among the Company, The Teachers’ Retirement System of Alabama (“TRSA”) and The Employees’ Retirement System of Alabama (“ERSA”).  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 2, 2009.

10.21
Second Amendment to the June 30, 2008 Amended and Restated Credit Agreement dated as of February 24, 2009, among the TRSA, ERSA, Judicial Retirement Fund, PEIRAF-Deferred Compensation Plan and Public Employees Individual Retirement Account Fund.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 2, 2009.

10.22
Letter Agreement to Bell Microproducts Inc. dated February 25, 2009, among the Company, TRSA and ERSA.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 3, 2009.

10.23
Employment Agreement dated as of March 12, 2009, between the Company and W. Donald Bell.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 16, 2009.*

10.24
First Amendment to Amended and Restated Loan Agreement dated as of November 10, 2008, by and among Bell Microproducts Inc., Bell Microproducts — Future Tech, Inc., Rorke Data, Inc., Bell Microproducts Canada — Tenex Data ULC, TotalTec Systems, Inc., Forefront Graphics U.S. Inc. as Borrowers, Bell Microproducts Canada Inc. and Bell Microproducts Mexico Shareholder, LLC, as Guarantors and Wachovia Capital Finance Corporation (Western) (“Wachovia”) in its capacity as administrative agent for the financial institutions, Wachovia, Bank of America, N.A., The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, LLC (the “Lenders”).  Incorporated by reference to Exhibit 10.31 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, on June 29, 2009.

10.25
First Amendment to Amended and Restated Credit Agreement dated as of December 23, 2008, by and among the Company, TRSA, ERSA, Judicial Retirement Fund, the PEIRAF-Deferred Compensation Plan and the Public Employee Individual Retirement Account Fund.  Incorporated by reference to Exhibit 10.32 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, on June 29, 2009.

10.26
Letter Agreement executed June 29, 2009, among Bell Microproducts Limited, other European-based subsidiaries of the Company, and Bank of America, N.A. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 1, 2009.

10.27
Bell Microproducts Inc. 2009 Equity Incentive Plan (Amended and Restated as of August 20, 2009).   Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 25, 2009.*

10.28
Bell Microproducts Inc. 2009 Equity Incentive Plan Form of Notice of Grant of Stock Options.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on August 25, 2009.*

10.29
Bell Microproducts Inc. 2009 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units.  Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on August 25, 2009.*

10.30
Form of Management Retention Agreement between the Company and certain executive officers of the Company.  Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on August 25, 2009.*

10.31
Executive Employment Agreement between the Company and William E. Meyer, dated August 6, 2007, and amended and restated as of August 25, 2009.  Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K on August 25, 2009.*

10.32
Tenth Supplemental Agreement dated December 18, 2009 in relation to a Syndicated Credit Agreement dated December 2, 2002, among Bell Microproducts Limited, Bell Microproducts Europe Export Limited, Bell Microproducts Europe (Holdings) B.V., BM Europe Partners C.V., Bell Microproducts Europe B.V. and Bank of America, N.A.  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 23, 2009.

10.33
Fee Letter entered into between Bell Microproducts Ltd., and Bank of America N.A. dated December 18, 2009.  Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 23, 2009.

10.34
Executive Employment Agreement between the Company and Richard J. Jacquet dated December 22, 2009.  Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 23, 2009.*

10.35
Third Amendment to Amended and Restated Loan Security Agreement dated February 3, 2010 by and between the Company, and certain of the Company’s U.S. and Canadian subsidiaries, on the one hand, and Wachovia Capital Finance Corporation (Western) (“Wachovia”) in its capacity as administrative agent for the Lenders, and Wachovia, Bank of America, N.A., The CIT Group/Business Credit, Inc. (“CIT”), and Wells Fargo Foothill, LLC (“Foothill”).  Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 4, 2010.

10.36	Bell Microproducts Inc. Management Incentive Plan Description for 2010. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 22, 2010. *
10.37	Service Agreement between the Company and Graeme Watt. *
10.38	Executive Employment Agreement between the Company and Robert J. Sturgeon, dated June 26, 2002, and amended and restated as of December 17, 2009. *
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
____________

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.