Form 10-K/A
period 2009-12-31
BELL MICROPRODUCTS INC
filed 2010-04-28
CIK 900708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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

The number of shares of registrant’s Common Stock outstanding as of April 19, 2010 was 32,392,759.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2009, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010 (the “Initial Filing”).  We are filing this Amendment to:

•
correct an error on the cover page of the Initial Filing regarding our filing status.  As corrected, we are a Smaller Reporting Company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934; and

•	include the information required by Items 10, 11, 12, 13 and 14 of Part III, which was not included in the Initial Filing.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

This Amendment does not include the entire Form 10-K.  Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Initial Filing and we have not updated disclosures to reflect any events that occurred subsequent to March 26, 2010.

Throughout this Amendment, all references to the “Company,” “Bell Micro,” “we,” “us,” and “our” refer to Bell Microproducts Inc., a California corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

BELL MICROPRODUCTS INC.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the heading “Business – Executive Officers of the Registrant” in Part I of the Initial Filing is also incorporated by reference in this section.

DIRECTORS

The names of the directors of the Company, and the experience and background of each, are set forth below.  Ages are as of April 19, 2010.

Name of Nominee	Age	Principal Occupation	Director Since

W. Donald Bell	72	President, Chief Executive Officer and Director of the Company	1987
Gordon A. Campbell	65	Executive Director, Techfarm Ventures	1988
Eugene B. Chaiken	69	Chairman and Chief Executive Officer, Almo Corporation	1998
David M. Ernsberger	64	President, Ernsberger Partnerships, Inc.	2002
Edward L. Gelbach	78	Independent Investor	1993
Peter G. Hanelt	65	Business Consultant	2008
James E. Ousley	64	Chief Executive Officer, Savvis, Inc.	1998
Mark L. Sanders	66	Chairman of the Board of Directors of LookSmart, Ltd.	2003

There are no family relationships between or among any directors or executive officers of the Company.

W. Donald Bell has been the Company’s President and Chief Executive Officer, and a member of our Board of Directors, since the Company was founded in 1988.  He was formerly the President of Ducommum Inc. and its subsidiary, Kierulff Electronics Inc., as well as Electronic Arrays Inc.  He also held senior management positions at Texas Instruments Incorporated, American Microsystems and other electronics companies.  Mr. Bell’s experience as founder and President and Chief Executive Officer of the Company and his long-term service as a director give him unique knowledge of the opportunities and challenges associated with the Company’s business.  His familiarity with the Company and over forty years of experience in the electronics industry make him uniquely qualified to serve as a director of the Company.

Gordon A. Campbell has served as one of our directors since May 1988.  Mr. Campbell is an executive director at Techfarm Ventures, a provider of private equity capital for new technology companies, and has been since he founded Techfarm in 1993.  Mr. Campbell has founded and been involved in the start-up of numerous Silicon Valley companies, including SEEQ Technologies Inc., CHIPS and Technologies, Inc., a semiconductor and related device company, 3dfx Interactive and Cobalt Networks.  Mr. Campbell has served as a director of Palm, Inc., a mobile products company, since September 1999.  Mr. Campbell’s exposure to companies in the high technology industry provides valuable insight to the Board regarding industry trends that affect the Company.

Eugene B. Chaiken has served as one of our directors since November 1998.  Mr. Chaiken has served since 1973 as the Chairman and Chief Executive Officer of Almo Corporation, a major appliance, consumer electronics and wire and cable distribution company.  Mr. Chaiken brings to the Board substantial and relevant experience as the chief executive officer of a distribution company, which provides him with a solid background to advise the Board on issues affecting the Company.

David M. Ernsberger has served as one of our directors since June 2002.  Mr. Ernsberger has served as President of Ernsberger Partnerships, Inc., a consulting and investment company, since founding it in 2001.  From 1994 to 2001, Mr. Ernsberger served as Group Vice President of Worldwide Sales and Support for IBM Technology Group.  Mr. Ernsberger served as President and Chief Executive Officer of SkillSet Software, Inc. from 1993 to 1994.  From 1967 to 1993, Mr. Ernsberger held various senior executive positions with IBM Corporation.  With more than 30 years of experience in senior executive positions at IBM Corporation, Mr. Ernsberger provides sales and product knowledge expertise about the technology industry to the Board.

Edward L. Gelbach has served as one of our directors since March 1993.  Mr. Gelbach served as Senior Vice President and a director of Intel from 1971 to 1988.  Mr. Gelbach has been an independent investor since 1989.  Mr. Gelbach brings to our Board significant sales management experience as well as extensive knowledge of the high technology industry.

Peter G. Hanelt has served as one of our directors since October 2008.  Mr. Hanelt has been a self-employed business consultant since November 2003.  He served as Chief Operating Officer of the Good Guys, a regional consumer electronics retailer, from December 2001 through July 2003, and through October 2003 as a consultant.  From October 1998 to June 2001, Mr. Hanelt served as Chief Executive Officer and director of Natural Wonders, Inc., a national specialty retailer of nature and science-related merchandise.  Mr. Hanelt has also served as a director of Silicon Image, Inc., a developer of semiconductor products since 2005, currently serving as its Chairman of the Board, and as a director of BIDZ.com, Inc. since 2006.  He is also a director of Andronico’s Markets, Inc., Coast Asset Management LLC, and InterHealth Nutraceuticals, Inc., all privately held companies, and on the boards of Catholic Healthcare West and Patelco Credit Union, both not-for-profit entities.  Mr. Hanelt’s significant experience in senior financial positions at various companies provides a solid background for him to advise the Board on financial and audit-related matters as chair of the Audit Committee and to serve as the Audit Committee’s designated financial expert.

James E. Ousley has served as one of our directors since February 1998, and was our Lead Independent Director from April 2007 to March 2009.  In March 2009, he was appointed to serve as the Chairman of the Board.  Mr. Ousley was appointed Chief Executive Officer of Savvis, Inc. a provider of hosted information technology solutions, in March 2010.  He served as its interim Chief Executive Officer from January 2010 until March 2010.  Mr. Ousley has also served on the Board of Savvis since April 2002, and has served as Chairman of the Board of Directors since May 2006.  Mr. Ousley served as President and Chief Executive Officer of Vytek, Inc., a wireless integration company, from September 2000 until April 2004, when Vytek merged with California Amplifier Inc., now known as CalAmp Corp.  From August 1999 to October 2000, Mr. Ousley was President, Chief Executive Officer and Chairman of Syntegra (USA) Inc.  From August 1992 to August 1999, Mr. Ousley was President and Chief Executive Officer of Control Data Systems.  From February 1990 to July 1992, Mr. Ousley was Executive Vice President of Ceridian Corporation.  From May 1989 to February 1990, Mr. Ousley was President of Ceridian’s Computer Products business.  From January 1989 to April 1989, Mr. Ousley was Vice President, Marketing and Sales for Ceridian’s Computer Products business.  Mr. Ousley has served as a director of ActivIdentity, Inc., a security software company, since 1996, and Datalink Corporation, an information storage company, since 1998.  Mr. Ousley’s extensive experience as chief executive officer and chairman of other public companies in the technology industry provides the Board with insight into the issues and opportunities facing the Company as well as an understanding of the current economic and other challenges facing this industry.

Mark L. Sanders has served as one of our directors since August 2003.  Mr. Sanders served as President and Chief Executive Officer of Pinnacle Systems, Inc. from January 1990 to July 2002 and as its Chairman of the Board from July 2002 to March 2004.  Prior to that time, Mr. Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division of Ampex Corporation, a manufacturer of video broadcast equipment.  Mr. Sanders has served as Chairman of the Board of Directors of LookSmart, Ltd, a search advertising network and management company, since 2003.  Mr. Sanders brings to the Board his significant management experience in the high technology industry.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our directors, certain of our officers, and beneficial owners of more than 10% of our common stock file reports of their ownership of our securities and changes in their ownership of our securities with the SEC.  Such persons are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Under these rules, we believe that, during the year ended December 31, 2009, all required Section 16(a) reports were timely filed, except that in March 2009, Mr. Andrew S. Hughes, Vice President, General Counsel and Corporate Secretary, filed a required Form 4 reporting one transaction one day late, and in December 2009, Mr. Hanelt filed a required Form 4 reporting three transactions two days late.

CORPORATE GOVERNANCE

Board Structure and Composition

Our business affairs are conducted under the direction of the Board of Directors (the “Board”) in accordance with the California Corporations Code, our Articles of Incorporation and our Bylaws.  Members of the Board keep informed of our business activities through discussions with management, by reviewing materials provided to them and by participating in meetings of the Board and its committees.  The Board is responsible for selection of the executive management team, providing oversight responsibility and direction to management and evaluating the performance of the executive management team on behalf of the shareholders.  The Board has adopted Corporate Governance Guidelines (the “Guidelines”) to assist it in the performance of its responsibilities.

The Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.  The Audit, Compensation and Corporate Governance and Nominating Committees consist solely of non-employee independent directors as defined by the Nasdaq listing standards.  The Board appoints the members and chairs of the committees annually.  All committees operate under charters approved by the Board.  These charters are available on the Company’s website at www.bellmicro.com.  You may also request a print copy by writing to Bell Microproducts Inc., 1941 Ringwood Avenue, San Jose, California 95131-1721, Attn:  Corporate Secretary.

The Audit Committee consists of Mr. Hanelt (Chair), Mr. Chaiken and Mr. Ousley.  The Board determined that Mr. Hanelt is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933.  We acknowledge that the designation of Mr. Hanelt as an audit committee financial expert does not impose on him any duties, obligations, or liabilities that are greater than the duties, obligations, or liabilities imposed on other members of the Audit Committee and the Board in the absence of such designation.

Code of Ethics and Code of Conduct/Proper Business Practices

Code of Ethics.  Each of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer reviewed and signed our Code of Ethics.  The Code of Ethics addresses such topics as acting with honesty and integrity, avoiding conflicts of interest, providing full, fair, timely and accurate disclosure in our public communications, including our filings with the SEC, and compliance with the rules and regulations of other governmental and regulatory agencies.  The Code of Ethics is available free of charge on our website at www.bellmicro.com and by written request to Bell Microproducts Inc., 1941 Ringwood Avenue, San Jose, California 95131-1721, Attn:  Corporate Secretary.  We intend to include on our website any amendment to, or waiver from, a provision of the Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer that relates to any elements of the code of ethics definition enumerated in Item 406 of Regulation S-K.

Code of Conduct.  All employees, including our executive officers and directors, are provided a copy of our Code of Conduct and are obligated to act consistent with its provisions.  This Code of Conduct addresses protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest, insider trading and other related policies.  The Code of Conduct is available free of charge on our website at www.bellmicro.com, and in print to any shareholder who sends a request for a paper copy to the address set forth in the preceding paragraph.  We intend to disclose future amendments to provisions of our Code of Conduct, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

Ethics Hot Line.  We have a hot line, managed by a third party, that gives all employees a way to confidentially and anonymously report any actual or perceived unethical behavior or violations or suspected violations of our Code of Ethics or Code of Conduct.  This hot line permits communications by telephone or email in order to facilitate reports by employees of suspected violations of our Code of Ethics or Code of Conduct.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Summary Compensation Table

The following table provides information with respect to the compensation earned during the last three fiscal years by our chief executive officer and our two other most highly compensated executive officers for fiscal 2009 (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
W. Donald Bell	2009	632,500	—		—	395,980	1,243,425	33,267	2,305,172
President & Chief Executive Officer	2008	632,500	—		—	—	200,272	89,730	922,502
	2007	647,096	—		—	—	389,695	77,192	1,113,983

William E. Meyer	2009	350,000	200,000	(1)	—	121,840	252,725	4,210	928,775
Executive Vice President & Chief Financial Officer	2008	350,000	—		313,125	57,963	200,000	6,500	927,588
	2007	137,597	50,000		—	415,305	100,434	1,461	704,797

Graeme Watt (5)	2009	447,450	—		—	395,980	504,266	56,957	1,404,653
President, Worldwide Distribution	2008	538,470	—		454,625	115,926	289,089	93,118	1,491,228
	2007	570,000	—		—	—	315,308	82,935	968,243

_________________
(1)	In 2009, Mr. Meyer was awarded a one-time bonus of $200,000 for his leadership in the Company regaining compliance with its SEC periodic reporting requirements.
(2)
Under SEC rules, the values reported in the “Stock Awards” and “Options Awards” columns of the Summary Compensation Table reflect the full grant fair value, computed in accordance with FASB ASC Topic 718.  Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions.  Assumptions used in the calculation of this amount for purposes of our consolidated financial statements are included in Note 8 — Stock-Based Compensation Plans in the notes to our consolidated financial statements included in the Initial Filing.

(3)
Amounts shown under the heading “Non-Equity Incentive Plan Compensation” for each of the named executive officers (other than Mr. Bell) are the actual amounts paid under our Management Incentive and Strategic Initiative Plans.  The amount shown for Mr. Bell does not reflect a reduction of $159,091 representing reimbursement to the Company of 50% of the overpayment of his 2006 incentive award.  The overpayment was determined after the Company completed the audit of its 2006 consolidated financial statements in December 2008.  Mr. Bell has now reimbursed the Company for the full amount of the overpayment.

(4)	For a break-out of the amounts included in “All Other Compensation,” see the table immediately following these footnotes.
(5)
All amounts for Mr. Watt have been converted from British pounds to U.S. dollars using an exchange rate of $1.57/£1.00 for 2009, $1.86/£1.00 for 2008 and $2.00/£1.00 for 2007.  These rates were the average British pound to U.S. dollar exchange rate during the years indicated.

All Other Compensation – Detail

This table sets forth each of the elements comprising each named executive officer’s compensation reported in the “All Other Compensation” column for 2009 in the Summary Compensation Table above.

Name	Car Allowance ($)	Pension Contribution ($)	Tax Prep. /Financial Planning ($)	Spousal or Dependent Travel ($)	Other ($)		Total ($)
W. Donald Bell	3,600	—	12,609	15,126	1,932	(1)	33,267

William E. Meyer	3,600	—	610	—	—		4,210

Graeme Watt (2)	9,420	4,710	—	6,277	36,550	(1)	56,957
_________________
(1)	For Mr. Bell, this amount represents reimbursement of the cost of a routine medical examination. For Mr. Watt, this amount represents an employee benefit allowance.
(2)	All amounts for Mr. Watt have been converted from British pounds to U.S. dollars using an exchange rate of $1.57/£1.00, the average British pound to U.S. dollar exchange rate for 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table provides information with respect to each outstanding stock option and RSU award held by each named executive officer as of December 31, 2009.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
W. Donald Bell		325,000	2.00	9/2/2014
	56,250	18,750	6.32	3/21/2011
					—	—

William E. Meyer		100,000	2.00	9/2/2014
	112,500	112,500	5.15	8/6/2012
	7,500	22,500	5.90	1/21/2013
					87,500	310,625
Graeme Watt		325,000	2.00	9/2/2014
	15,000	45,000	5.90	1/21/2013
					160,000	568,000
_________________
(1)	The stock option grant date is five years prior to the expiration date for the grant. The stock option grant vests 25% per year on each anniversary of the grant date.
(2)
For Mr. Meyer, 42,500 shares vested on January 29, 2010, 22,500 shares vested on February 26, 2010, 12,500 shares vested on March 1, 2010 and 10,000 shares vest on May 20, 2010.  For Mr. Watt, 42,500 shares vested on January 29, 2010, 77,500 shares vested on February 26, 2010, 20,000 shares vested on March 1, 2010 and 20,000 shares vest on May 20, 2010.

(3)	Based upon a market value per share of $3.55, the closing price of our common stock on December 31, 2009.

Retirement Benefits

Supplemental Executive Retirement Program

In 2002, the Board adopted a Supplemental Executive Retirement Program (the “SERP”), which was amended in November 2007.  The SERP provides supplemental retirement benefits to certain executive officers designated by the Board.  The Board establishes the amount of the annual retirement benefit, vesting schedule and other terms separately for each participant.  Mr. Bell is the only named executive officer who has been designated as a participant in the SERP.  He is fully vested in his benefits, which entitle him to an annual income benefit of $450,000.  Mr. Bell’s benefits are payable in the form of a life annuity unless he elects, in accordance with the terms of his award, an actuarially equivalent joint and survivor form of benefit prior to his termination of employment.  Mr. Bell is also entitled to a death benefit under the SERP of $1,125,000, representing 50% of the annual benefit payable to his spouse over five years.

Although benefits under the SERP are unsecured, the Company has purchased life insurance policies on Mr. Bell and other executives, the proceeds of which are payable to the Company.  The Company expects that the proceeds from these policies will be sufficient to recover, over time, the full cost of the SERP, the cost of the insurance and certain death benefits payable to the other covered executives.

Section 401(k) Plan

Under our Section 401(k) plan, which is a defined contribution plan qualified under the Internal Revenue Code, participants, including our named executive officers who reside in the United States (which includes all of our named executive officers, other than Mr. Watt), can contribute a percentage of their annual compensation.  In addition, we typically make a matching contribution, subject to a maximum of $2,000.  For 2009, we suspended our matching contributions as one of our expense reduction initiatives.  Accordingly, Mr. Bell and Mr. Meyer did not receive any matching contribution for 2009.

Employment and Change-in-Control Agreements

CEO Employment Agreement

In March 2009, the Company entered into a new employment agreement with Mr. Bell (the “CEO Agreement”).  The CEO Agreement provides as follows:

Term of CEO Agreement.  The CEO Agreement has a two-year initial term.  Upon expiration of the initial term, the term of employment shall extend for successive one-year periods, unless written notice of non-renewal is provided no less than ninety (90) prior to the expiration of the applicable term by either party, or the CEO Agreement is otherwise terminated upon (a) mutual agreement of the parties, (b) upon the death or disability of Mr. Bell, (c) by the Company, immediately and without prior notice, for cause, or (d) by either party for any reason not otherwise covered by sections (a), (b) or (c) herein.

Salary.  Mr. Bell shall receive a minimum base salary of $632,500 per year.  The Compensation Committee shall review Mr. Bell’s base salary at least annually, and may, in its sole discretion, increase the base salary under its normal compensation policies for executive officers.

Annual Incentive Compensation.  Mr. Bell shall be eligible to participate in annual incentive compensation plans, which may include the Management Incentive Plan.

Severance Benefits.  Upon the termination of Mr. Bell’s employment for any reason, Mr. Bell shall be entitled to receive his base salary through his last day of employment, in addition to any unreimbursed business expenses and accrued but unused vacation and other benefits.  In the event of termination of employment without cause or involuntary termination during the term of the CEO Agreement, the Company shall pay Mr. Bell severance benefits equal to two times his annual base salary.  In the event there is a change-in-control event and his employment is terminated by the Company without cause during the 12-month period following a change in control, Mr. Bell will receive the severance benefits mentioned above, and 100% of the unvested portion of any stock option, restricted stock, and any restricted stock unit shall automatically be accelerated in full so as to become completely vested.  In addition to setting forth his salary, incentives and other benefits, the agreement provides for a non-solicitation covenant for a period of one year following his termination from the Company.

For purposes of the CEO Agreement, key terms are defined as follows:

“Cause” means (A) any act of personal dishonesty of Mr. Bell taken in connection with his responsibilities as an employee and intended to result in substantial personal enrichment of Mr. Bell; (B) Mr. Bell’s conviction of a felony; (C) a willful act by Mr. Bell that constitutes gross misconduct and that is injurious to the Company; or (D) following delivery to Mr. Bell of a written demand for performance from the Company that describes the basis for the Company’s belief that Mr. Bell has not substantially performed his duties, continued violations by Mr. Bell of his obligations to the Company that are demonstrably willful and deliberate on Mr. Bell’s part.

“Change in Control” means the occurrence of any of the following events:

(A) a change in the ownership of the Company as determined in accordance with Section 1.409A-3(i)(5)(v) of the Treasury Regulations;

(B) a change in effective control of the Company as determined in accordance with Section 1.409A-3(i)(5)(vi) of the Treasury Regulations; or

(C) a change in the ownership of a substantial portion of the assets of the Company as determined in accordance with Section 1.409A-3(i)(5)(vii) of the Treasury Regulations.

“Involuntary termination” means:

(A) Without Mr. Bell’s express written consent, a significant reduction of Mr. Bell’s duties, authority or responsibilities as President and Chief Executive Officer of the Company, relative to his duties, authority or responsibilities in this position as in effective immediately prior to such reduction, or the assignment to Mr. Bell of such reduced duties, authority or responsibilities;

(B) Without Mr. Bell’s express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites available to Mr. Bell immediately prior to such reduction;

(C) A material reduction by the Company in Mr. Bell’s base salary as in effect immediately prior to such reduction, except in the event the Compensation Committee decreases his base salary if it decreases the base salaries of all other executive officers of the Company and, in such circumstance, decreases his base salary in an amount substantially proportional to the decreases in the base salaries of the Company’s other executive officers;

(D) The relocation of Mr. Bell’s principal place of work to a location more than 35 miles from its present location, without his express written consent;

(E) Any purported termination of Mr. Bell by the Company during the initial term or renewal term not effected by disability or for cause; or

(F) The failure of the Company to obtain the assumption of the agreement by any successor.

Executive Employment Agreements

We have also entered into employment agreements with Messrs. Meyer and Watt that provide for covenants not to compete with us for 12 months following their termination of employment; and, in the case of termination without cause, severance payments equal to their base salary for twelve months.  These agreements are in effect unless either the Company or the named executive officer provides the other party with notice of intent to terminate the employment agreement.  Pursuant to these agreements, the Company provides Messrs. Meyer and Watt with an annual car allowance.  In addition, pursuant to our agreement with Mr. Watt, the Company makes contributions to his private pension plan.

Management Retention Agreements

The Company has also entered into management retention agreements with our named executive officers, other than Mr. Bell.  The agreements generally provide severance benefits in the event the executive’s employment is terminated for reasons other than cause during the 12-month period following a change in control.  The management retention agreements have three-year terms and are automatically extended for successive one-year periods unless terminated, amended, or modified by us.  If the named executive officer is involuntarily terminated other than for cause, he will receive a cash payment equal to his annual base annual salary, certain benefits for one year from the date of termination or until the date that the named executive officer becomes covered under another employer’s benefit plans, and accelerated vesting of unvested equity awards.  In the event that the named executive officer’s employment is terminated for any reason either prior to the occurrence of a change in control, or later than 12 months following a change in control, then he is entitled only to receive severance and other benefits under established employee severance and benefit plans and practices or pursuant to other agreements with us.

For purposes of the management retention agreements, the term “cause” is defined in the same manner as in the CEO Agreement.  An “Involuntary Termination” occurs when the Company causes:  (i) without the officer’s express written consent, the significant reduction of his duties, authority or responsibilities relative to his duties, authority or responsibilities in effect immediately prior to such reduction, or the assignment to the officer of such reduced duties, authority or responsibilities; (ii) without the officer’s express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites (including office space and location) available to him immediately prior to such reduction; (iii) a reduction in the officer’s base salary; (iv) a material reduction in the kind or level of employee benefits, including bonuses, to which the officer is entitled with the result that the officer’s overall benefits package is significantly reduced; (v) the relocation of the officer to a facility or a location more than 35 miles from the officer’s then-present location, without the officer’s express written consent; (vi) any purported termination of the officer’s employment other than for disability or for cause, or any purported termination for which the grounds relied upon are not valid; (vii) the failure of the Company to obtain the assumption of the officer’s retention agreement by any successor; or (viii) any act or set of facts or circumstances, which would, under California law, constitute constructive termination.  “Change of Control” means the occurrence of any of the following events:  (x) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities; (y) a change in the composition of the Board occurring within a two-year period, as a result of which fewer than a majority of the directors are incumbent directors; (z) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets.

Director Compensation

At the beginning of 2009, our non-employee directors, other than Mr. Ousley, were entitled to an annual retainer of $30,000, a fee of $4,000 for each Board meeting attended in person, a fee of $2,000 at each telephonic Board meeting attended and a fee of $2,000 for each in-person or telephonic Board committee meeting attended.  Each director serving as chair of a standing committee of the Board is entitled to an additional annual retainer as follows:  Audit Committee Chair ($25,000), Compensation Committee Chair ($12,000) and Corporate Governance and Nominating Chair ($10,000).  At that time, Mr. Ousley was entitled to annual compensation of $350,000.  The amount of his annual compensation was established in November 2007 and reflected his responsibilities related to the restatement of our historical financial statements.  Effective March 2009, the Board reduced Mr. Ousley’s annual compensation to $150,000.  In addition, the Board reduced the retainer and meeting fees earned by all other non-employee directors by 30% for fees earned on or after January 1, 2009.  The 30% reduction ceased to be effective on January 1, 2010.

Under the terms of our 2009 Equity Incentive Plan, each non-employee director automatically receives a non-qualified option to purchase 22,500 shares of our common stock upon initial election or appointment as a director and a non-qualified option to purchase 7,500 shares of common stock following each annual meeting of shareholders.  Following our 2009 annual meeting of shareholders, on August 27, 2009, each of our non-employee directors, except for Mr. Hanelt, received an option to purchase 22,500 shares of common stock.  This award consisted of options to purchase 7,500 shares of common stock for each of 2007 and 2008 when no annual meeting was held, and 7,500 shares for 2009.  When Mr. Hanelt was appointed to the Board in October 2008, our equity incentive plan had expired and he did not receive an initial grant.  In August 2009, Mr. Hanelt received an option to purchase 22,500 shares of common stock.  All of the option awards described above vested immediately.

Director Compensation for Fiscal Year 2009

The following table provides information with respect to all compensation the Company earned by each person who served as a non-employee director during 2009.  Mr. Bell, our President and Chief Executive Officer, receives no additional compensation for his service on our Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Gordon A. Campbell	49,000	23,987	72,987
Eugene B. Chaiken	50,400	23,987	74,387
David M. Ernsberger (2)	60,200	23,987	84,187
Edward L. Gelbach	37,800	23,987	61,787
Peter G. Hanelt (2)	66,675	23,987	90,662
James E. Ousley	128,333	23,987	152,320
Mark L. Sanders (2)	59,675	23,987	83,662
_________________
(1)
These amounts reflect the full grant date fair value, computed in accordance with FASB ASC Topic 718.  Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions.  Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 8 — Stock-Based Compensation Plans in the notes to our consolidated financial statements included in the Initial Filing.  As of December 31, 2009 each non-employee director held stock options to purchase the following number of shares of our common stock:  Mr. Campbell (30,000) Mr. Chaiken (52,500), Mr. Ernsberger (67,500), Mr. Gelbach (60,000), Mr. Hanelt (22,500); Mr. Ousley (45,000), and Mr. Sanders (37,500).

(2)
In 2009, Mr. Ernsberger served as Chair of the Compensation Committee, Mr. Hanelt served as Chair of the Audit Committee and Mr. Sanders served as Chair of the Corporate Governance and Nominating Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP

The following tables present information regarding the beneficial ownership of the shares of our common stock as of April 19, 2010, with respect to:

•	each of our directors;

•	each of the executive officers listed in the Summary Compensation Table contained under the caption Executive Compensation above;

•	all current directors and executive officers as a group; and

•	each person beneficially owning more than 5% of our common stock.

Beneficial ownership is determined under the rules promulgated by the SEC and generally includes voting or investment power over securities.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder.  Shares of common stock subject to options that are currently exercisable or will become exercisable on or before June 18, 2010, and restricted stock units that are expected to vest on or before June 18, 2010 are considered outstanding and beneficially owned by the person holding the options or restricted stock units, but are not considered outstanding when computing other persons’ percentage ownership.

Directors and Named Executive Officers
	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number	Percent (2)
W. Donald Bell (3)(4)	1,107,985	3.4
Gordon A. Campbell (3)	43,000	*
Eugene B. Chaiken (3)	49,264	*
David M. Ernsberger (3)	74,539	*
Edward L. Gelbach (3)(5)	173,922	*
Peter G. Hanelt (3)(6)	25,070	*
James E. Ousley (3)	72,098	*
Mark L. Sanders (3)	38,764	*
William E. Meyer (3)(7)	198,342	*
Graeme Watt (3)(7)	202,500	*
All current directors and executive officers as a group (13 individuals) (3)(7)	2,253,105	7.0
_________________
* Less than 1% of our outstanding common stock.

(1)	The address of each of the named individuals is c/o Bell Microproducts Inc., 1941 Ringwood Avenue, San Jose, California 95131-1721.
(2)	Percentage of beneficial ownership is based on 32,392,759 shares of common stock outstanding as of April 19, 2010.
(3)
Includes shares that may be acquired pursuant to options that are currently exercisable or will become exercisable on or before June 1, 2010 as follows:  Mr. Bell (75,000 shares), Mr. Campbell (30,000 shares), Mr. Chaiken (45,000 shares), Mr. Ernsberger (67,500 shares), Mr. Gelbach (52,500 shares), Mr. Hanelt (22,500 shares), Mr. Ousley (37,500 shares), Mr. Sanders (37,500 shares), Mr. Meyer (127,500 shares), and Mr. Watt (30,000 shares); for all current directors and executive officers as a group (653,500 shares).

(4)	Includes 671,972 shares held by the Bell Family Trust U/D/T 04/26/91.
(5)	Includes 25,000 shares held by ELG Limited for which Mr. Gelbach is a principal.
(6)	Includes 815 shares held by a family member of Mr. Hanelt. Mr. Hanelt has no voting or dispositive power over the shares.
(7)
Includes shares underlying restricted stock units that will vest on or before June 1, 2010, as follows:  Mr. Meyer (10,000 shares), Mr. Watt (20,000 shares) and for all current directors and executive officers as a group (52,354 shares).

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by us to beneficially own more than 5% of our outstanding common stock.  The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on reports filed by such entities with the SEC, except that the percentage is based upon our calculations made in reliance upon the number of shares reported to be beneficially owned by each entity in such reports and the number of shares of common stock outstanding on April 19, 2010.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percent(2)

Ramius Advisors, LLC (2)	3,663,465	10.3
Paradigm Capital Management, Inc. (3)	2,983,122	9.2
GAMCO Investors, Inc. (4)	2,649,200	8.2
ICS Opportunities, Ltd. (5)	2,207,000	6.8
State of Wisconsin Investment Board (6)	2,052,089	6.3
Royce & Associates, LLC (7)	1,836,670	5.7
Dimensional Fund Advisors L.P. (8)	1,835,416	5.7
Bank of America Corporation and affiliated entities (9)	1,638,710	5.1

____________

(1)	Percentage of beneficial ownership is based on 32,392,759 shares of common stock outstanding as of April 19, 2010.
(2)
As reported in (1) a Schedule 13G/A filed with the SEC on February 10, 2010 by Ramius LLC (“Ramius”) on behalf of Ramius, Ramius Navigation Master Fund Ltd (“NMF”), Ramius Enterprise Master Fund Ltd (“EMF”), RCG PB, Ltd (“RCG PB”), Ramius Advisors, LLC (“Ramius Advisors”), Cowen Group, Inc. (“Cowen”), RCG Holdings LLC (“RCG Holdings”), C4S & Co., L.L.C. (“C4S”), Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon and (2) a Schedule 13G/A filed with the SEC on April 1, 2010 by Ramius on behalf of Ramius, the other parties identified in this footnote and Cowen Overseas Investment LP (“COI”).  The Schedule 13G/A filed in February 2010 provides that Ramius is deemed to be the beneficial owner of 3,103,467 shares as a result of its wholly owned subsidiary, Ramius Advisors, acting as investment adviser to NMF and EMF, which beneficially own 2,008,715 and 1,094,750 shares, respectively, as a result of their ownership of the Company’s 3.75% Convertible Subordinated Notes due 2024.  In the Schedule 13G/A filed in April 2010, the reporting persons disclaimed beneficial ownership of the shares underlying our convertible notes beneficially owned by NMF and EMF, which would reduce each of the shareholder’s ownership percentage below five percent.  The Schedule 13G/A filed in April 2010 provides further that Ramius is deemed to be the beneficial owner of 560,000 shares as a result of Ramius Advisors acting as investment adviser to NMF, EMF and COI, which directly own 235,200, 235,200 and 89,600 shares, respectively.  Cowen, as the sole member of Ramius, RCG Holdings, as the majority shareholder of Cowen, and C4S, as the managing member of Ramius, are deemed to beneficially own any shares beneficially owned by Ramius.  RCG PB, as the sole shareholder of NMG, is deemed to beneficially own any shares beneficially owned by NMG.  Messrs. Cohen, Stark, Strauss and Solomon are deemed to beneficially own the shares as a result of their position as the sole managing members of C4S.  The address for each of Ramius, Ramius Advisors, Cowen, RCG Holdings, C4S, COI and Messrs. Cohen, Stark, Strauss and Solomon is 599 Lexington Avenue, 20th Floor, New York, NY 10022.  The address for each of NMF, EMF and RCG PB is Regatta Office Park, Windward 1, 2nd Floor, PO Box 31106, Grand Cayman KY1-1205, Cayman Islands.

(3)	As reported in a Schedule 13G/A filed with the SEC on February 12, 2010 by Paradigm Capital Management, Inc. (“Paradigm”). The address for Paradigm is Nine Elk Street, Albany, NY 12207.
(4)
As reported in a Schedule 13D/A filed with the SEC on April 19, 2010 by Mario J. Gabelli and certain entities which he directly or indirectly controls or for which he acts as chief investment officer, including GGCP, Inc. (“GGCP”), Gabelli Funds, LLC (“Gabelli Funds”), Gabelli Securities, Inc. (“GSI”), GAMCO Asset Management Inc. (“GAMCO”), GAMCO Investors, Inc. (“GBL”) and Teton Advisors, Inc. (“Teton”).  The Schedule 13D/A provides that, of these 2,649,200 shares, GAMCO beneficially owns 1,350,000 shares, Gabelli Funds beneficially owns 848,100 shares, GSI beneficially owns 272,500 shares and Teton beneficially owns 178,600 shares.  GGCP, as the parent company of GBL, GBL, as the parent company of the foregoing entities, and Mr. Gabelli, as the majority stockholder of GGCP may be deemed to have beneficial ownership of the 2,649,200 shares owned beneficially by GAMCO, Gabelli Funds, GSI and Teton.  Except as otherwise provided in the Schedule 13D/A filing, each entity has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be.  The address for each of Mr. Gabelli, GBL, GAMCO, Gabelli Funds, GSI and Teton is One Corporate Center, Rye, New York 10580.  The address for GGCP is 140 Greenwich Avenue, Greenwich, Connecticut 06830.

(5)
As reported in a Schedule 13D filed with the SEC on April 15, 2010 by ICS Opportunities, Ltd (“ICS”) on behalf of itself, Millennium International Management LP (“Millennium International”), Millennium International Management GP LLC (“Millennium GP”), Millennium Management LLC (“Millennium”) and Israel A. Englander.  The Schedule 13D provides that ICS beneficially owns all of the reported shares, and each of Millennium International, as investment advisor to ICS, Millennium GP, as the general partner of Millennium International, Millennium, as the general partner of the 100% shareholder of ICS, and Mr. Englander, as the managing member of Millennium GP and of Millennium, may be deemed the beneficial owner of all of the reported shares.  The Schedule 13D provides that each reporting person has shared voting and disposition power over the shares.  The address for each of ICS, Millennium International, Millennium GP and Millennium is 666 Fifth Avenue, New York New York 10103.  The Schedule 13D does not provide an address for Mr. Englander.

(6)
As reported in a Schedule 13G/A filed with the SEC on February 16, 2010 by the State of Wisconsin Investment Board (“Wisconsin Investment”).  The address for Wisconsin Investment is P.O. Box 7842, Madison, Wisconsin  53707.

(7)	As reported in a Schedule 13G/A filed with the SEC on January 22, 2010 by Royce & Associates, LLC (“Royce”). The address for Royce is 745 Fifth Avenue, New York, New York 10151.
(8)
As reported in a Schedule 13G/A filed with the SEC on February 8, 2010 by Dimensional Fund Advisors, L.P. (“Dimensional Fund”).  The address for Dimensional Fund is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(9)
As reported in a Schedule 13G filed with the SEC on January 28, 2010 by Bank of America Corporation (“BofA”) on behalf of itself, Bank of America, N.A. (“Bank of America”), Columbia Management Advisors, LLC (“CMA”), and Merrill Lynch, Pierce, Fenner & Smith, Inc (“Merrill Lynch”).  BofA has shared voting and shared dispositive power over 1,638,710 shares, of which Bank of America has shared voting and dispositive power over 2,350 shares, CMA has sole voting and sole dispositive power over 2,350 shares and Merrill Lynch has sole voting and dispositive power over 1,636,360 shares.  The address for each of BofA, Bank of America, CMA and Merrill Lynch is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information concerning our equity compensation plans as of December 31, 2009:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	6,405,222	$3.05	(1)	2,873,406	(2)
Equity compensation plans not approved by security holders	—	$—		—
Total	6,405,222	$3.05		2,873,406
_________________

(1)
Weighted-average exercise price includes 661,604 shares underlying RSUs, which do not require any compensation to be paid to the Company upon exercise.  Excluding the 661,604 shares underlying these RSUs, the weighted-average exercise price of the shares reported in the table above would be $3.37 per share.

(2)	Our 1998 Stock Plan expired in May 2008. No stock awards were made between then and August 2009, when our shareholders approved a new 2009 Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

The Audit Committee of the Board of Directors monitors and reviews issues involving potential conflicts of interest and reviews and approves all transactions with the Company in which a related person has or will have a direct or indirect material interest.

Since October 2005, the Company has employed a stepson of Mr. Bell, our president and chief executive officer, in the position of director of strategic markets.  In 2009, Mr. Bell’s stepson received total cash compensation of $215,370.  On September 2, 2009, he was granted an option to purchase 10,000 shares of common stock with an exercise price of $2.00 per share.  In addition, he participates in other benefits that we generally offer to our employees.  The Audit Committee reviewed and ratified the employment of Mr. Bell’s stepson and his compensation.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Messrs. Campbell, Chaiken, Ernsberger, Gelbach, Hanelt, Ousley, and Sanders are independent, as such term is defined in the Marketplace Rules of The Nasdaq Stock Market, and that the members of the Audit Committee are also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934.  The Board of Directors has determined that Mr. Bell is not independent.

Item 14.  Principal Accountant Fees and Services

ACCOUNTING FEES

We incurred the following fees to our independent registered public accounting firm in fiscal years 2009 and 2008 (in thousands):

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees	$6,405	$4,801
Audit-Related Fees	—	—
Tax Fees	41	—
All Other Fees	—	—
Total	$6,446	$4,801

“Audit Fees” are for professional services rendered by our independent registered public accounting firm for the audit of the Company’s annual financial statements and the internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act for fiscal year 2009 and the audit of the financial statements for fiscal year 2008, and services that are normally provided in connection with statutory and regulatory filings or engagements.

“Tax Fees” consist of fees for services related to tax compliance, tax advice and tax planning.  The Company paid no fees in this category to Deloitte for the fiscal years ended December 31, 2008.

AUDIT COMMITTEE PRE-APPROVAL POLICY

Pursuant to the Audit Committee’s pre-approval policy, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its independent auditors or any other auditing or accounting firm.  The Audit Committee has delegated to the Chair of the Committee the authority to unilaterally approve any incremental service to be performed by the independent auditor, provided such service does not exceed $50,000.  During 2009, the Audit Committee pre-approved all audit and permitted non-audit services.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

2.1
Agreement and Plan of Merger by and among Avnet, Inc., AVT Acquisition Corp. and Bell Microproducts Inc. dated as of March 28, 2010.  Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on March 29, 2010.

10.39		Letter Agreement dated March 17, 2010, by and among Bell Microproducts Limited, other European-based subsidiaries of Bell Microproducts Inc., and Bank of America, N.A.
10.40		Letter to ProSys Information Systems, Inc. and New ProSys Corp. dated March 18, 2010 from GE Commercial Distribution Finance Corporation.
10.41
Letter Agreement dated March 24, 2010, executed by and among Bell Microproducts Inc., various U.S. subsidiaries of Bell Microproducts Inc., Wachovia Capital Finance Corporation (Western), and Bank of America, N.A.

10.42
Letter Agreement dated March 25, 2010, executed by and among Bell Microproducts Inc., The Teachers’ Retirement System of Alabama, The Employees’ Retirement System of Alabama, Judicial Retirement Fund, PEIRAF-Deferred Compensation Plan, and Public Employees Individual Retirement Account Fund.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

____________
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2010.

BELL MICROPRODUCTS INC.

By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and
Chief Executive Officer

Index to Exhibits

Exhibit Number		Description of Document
2.1
Agreement and Plan of Merger by and among Avnet, Inc., AVT Acquisition Corp. and Bell Microproducts Inc. dated as of March 28, 2010.  Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on March 29, 2010.

10.39		Letter Agreement dated March 17, 2010, by and among Bell Microproducts Limited, other European-based subsidiaries of Bell Microproducts Inc., and Bank of America, N.A.
10.40		Letter to ProSys Information Systems, Inc. and New ProSys Corp. dated March 18, 2010 from GE Commercial Distribution Finance Corporation.
10.41
Letter Agreement dated March 24, 2010, executed by and among Bell Microproducts Inc., various U.S. subsidiaries of Bell Microproducts Inc., Wachovia Capital Finance Corporation (Western), and Bank of America, N.A.

10.42
Letter Agreement dated March 25, 2010, executed by and among Bell Microproducts Inc., The Teachers’ Retirement System of Alabama, The Employees’ Retirement System of Alabama, Judicial Retirement Fund, PEIRAF-Deferred Compensation Plan, and Public Employees Individual Retirement Account Fund.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
____________
*	Furnished, not filed.