Form 10-Q
period 2010-03-31
BELL MICROPRODUCTS INC
filed 2010-05-17
CIK 900708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of shares of registrant’s Common Stock outstanding as of April 30, 2010 was 32,438,031.

BELL MICROPRODUCTS INC.

INDEX TO FORM 10-Q

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You should not place undue reliance on these statements.  These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and our industry in general.  Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements.  Forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:  the occurrence of any event, change or other circumstance that could give rise to the termination of our merger agreement with Avnet, Inc. (“Avnet”) that could require us to reimburse Avnet up to $2.5 million for fees and expenses and to pay Avnet a termination fee of up to $10.5 million (less any reimbursement of fees and expenses already made); the outcome of legal proceedings instituted against us and others relating to the proposed merger; the failure to obtain shareholder approval for the proposed merger or the failure to satisfy other conditions to completion of the merger; our inability to obtain any required regulatory approvals related to the merger in a timely manner, or at all; the failure of the merger to close for any other reason; risks that the proposed merger disrupts our current plans and operations and the potential difficulties in employee retention as a result of the merger; the effect of the announcement of the merger on our business and customer relationships, operating results and business generally, including our ability to retain key employees; the costs, fees, expenses and charges related to the merger, which we will not recover if we do not complete the merger; the material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures; the outcome of any pending or future litigation or regulatory proceedings, including the current shareholder lawsuits related to the proposed merger and any claims or litigation related to the restatement of our consolidated financial statements; risks related to our substantial indebtedness, including the inability to obtain additional financing for our operations on terms acceptable to us or at all; our ability to comply with the financial covenants in our credit agreements; limitations on our operating and strategic flexibility under the terms of our debt agreements; our reliance on credit provided by our manufacturers to finance our inventory purchases; the effects of a prolonged economic downturn; our reliance on third parties to manufacture the products we sell; competition in the markets in which we operate; risks associated with doing business abroad, including foreign currency risks; our ability to accurately forecast customer demand and order sufficient product quantities; the fact that the products we sell may not satisfy shifting customer demand or compete successfully with our competitors’ products; loss or adverse effect on our supplier relationships, including the reduction or elimination of rebates offered by our manufacturers; our ability to achieve cost reductions and other benefits in connection with our strategic initiatives; our ability to attract and retain qualified personnel; and our inability to identify, acquire and integrate acquired businesses.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Throughout this Quarterly Report on Form 10-Q, all references to the “Company,” “Bell Micro,” “we,” “us” and “our” refer to Bell Microproducts Inc., a California corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BELL MICROPRODUCTS INC.

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except per share data

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$20,976	$21,132
Accounts receivable, net	434,982	434,858
Inventories	281,454	295,692
Prepaid expenses and other current assets	48,653	44,088
Total current assets	786,065	795,770

Property and equipment, net	14,603	15,710
Goodwill	21,314	21,456
Other intangibles, net	5,430	6,261
Other long-term assets	16,787	17,779
Total assets	$844,199	$856,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$10,544	$12,453
Accounts payable	319,515	348,415
Borrowings under lines of credit	217,689	179,691
Current portion of long-term debt	111,083	11,097
Other accrued liabilities	83,915	91,784
Total current liabilities	742,746	643,440

Long-term debt, net of current portion	60,511	159,494
Other long-term liabilities	21,174	22,210
Total liabilities	824,431	825,144
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized; 32,360 and 31,942 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	234,412	233,950
Accumulated deficit	(214,931)	(209,978)
Accumulated other comprehensive income	287	7,860
Total shareholders’ equity	19,768	31,832
Total liabilities and shareholders’ equity	$844,199	$856,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Operations (Unaudited)

In thousands, except per share data

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales	$800,560	$715,316
Cost of sales	730,946	643,464
Gross profit	69,614	71,852
Selling, general and administrative expense	54,972	57,331
Professional fees(1)	7,502	8,574
Restructuring costs	337	1,188
Total operating expenses	62,811	67,093
Operating income	6,803	4,759
Interest expense, net	8,609	8,311
Foreign currency (gains) and losses	1,991	(1,664)
Other income, net	(218)	(519)
Loss before income taxes	(3,579)	(1,369)
Provision for income taxes	1,374	2,674
Net loss	$(4,953)	$(4,043)
Net loss per share:
Basic	$(0.15)	$(0.13)
Diluted	$(0.15)	$(0.13)
Shares used in per share calculation:
Basic	32,122	31,790
Diluted	32,122	31,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Professional fees represent fees for audit, legal, tax and outside accounting advisor services, as well as the fees associated with the Company’s pending acquisition by Avnet, Inc. (See Note 1).

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In thousands

	Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(4,953)	$(4,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,561	2,663
Amortization of debt issuance costs	964	1,141
Amortization of debt discount	2,668	2,275
Stock-based compensation expense	926	561
Provision for bad debts	13	2,154
Other	(14)	1,372
Changes in assets and liabilities:
Accounts receivable	(12,568)	(3,406)
Inventories	8,062	(6,279)
Prepaid expenses	(3,026)	(5,791)
Other assets	(2,586)	2,176
Accounts payable and cash overdraft	(22,075)	58,268
Other accrued liabilities	(6,297)	(366)
Net cash (used in) provided by operating activities	(36,325)	50,725
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	50
Purchases of property and equipment	(942)	(911)
Net cash used in investing activities	(942)	(861)
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	41,292	(32,863)
Payment of debt financing costs	(102)	(350)
Payments under long-term notes payable and capital lease obligations	(1,655)	(1,499)
Proceeds from issuances of common stock	98	—
Repurchases of common stock	(562)	—
Net cash provided by (used in) financing activities	39,071	(34,712)
Effect of exchange rate changes on cash and cash equivalents	(1,960)	(6,306)
Net (decrease) increase in cash and cash equivalents	(156)	8,846
Cash and cash equivalents, beginning of period	21,132	22,775
Cash and cash equivalents, end of period	$20,976	$31,621
Cash payments and receipts during the period:
Interest	$5,481	$5,567
Income taxes paid	$1,167	$325
Income tax receipts	$6,856	$13
Supplemental non-cash investing activities:
Accrual of earnout payments for acquisitions	$—	$175

The accompanying notes are an integral part of these condensed consolidated financial statements.

BELL MICROPRODUCTS INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Organization, Business of the Company, and Recent Activities of the Company

Principles of Consolidation and Basis of Preparation

The condensed consolidated financial statements include the accounts of Bell Microproducts Inc. and its wholly owned subsidiaries (collectively, “Bell Micro” or the “Company”).  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the periods presented have been included.  The Company's financial results for the three months ended March 31, 2010 are not necessarily indicative of the Company’s expected financial results for the year ending December 31, 2010.

Financial Statement Presentation and Liquidity

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

Avnet Merger

As previously disclosed by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010, the Company, Avnet, Inc., a New York corporation (“Avnet”), and AVT Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of Avnet (“Merger Sub”), entered into an Agreement and Plan of Merger, dated as of March 28, 2010 (the “Merger Agreement”).  Pursuant to the Merger Agreement and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Avnet.

As a result of the Merger, each outstanding share of the Company’s common stock, other than shares of common stock held directly or indirectly by Avnet or the Company (which will be cancelled as a result of the Merger), and other than those shares with respect to which dissenters’ rights are properly exercised and not withdrawn, will be converted into the right to receive $7.00 in cash, without interest, less applicable withholding taxes.

The completion of the Merger is subject to certain conditions, including, among others, (1) adoption of the Merger Agreement and approval of the principal terms of the Merger by the Company’s shareholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, including the European Union, (3) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Avnet and the Company, respectively, and compliance by Avnet and the Company with their respective obligations under the Merger Agreement, and (4) the absence of any Material Adverse Effect (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for both the Company and Avnet, and further provides that upon termination of the Merger Agreement under certain circumstances the Company would be required to reimburse Avnet for its fees and expenses, up to $2.5 million, and in some cases pay Avnet a termination fee of $10.5 million (less any reimbursement of fees and expenses already made).

The Company currently anticipates that the Merger will be completed in the third quarter of 2010.

Debt Maturities and Covenant Compliance

The Company currently has substantial outstanding debt obligations that, as currently structured, may become payable through the first quarter of 2011, including the following:

•
The Company’s primary U.S. line of credit with Wachovia Capital Finance Corporation (Western) (the “Western Facility”) expires on September 20, 2010, but is automatically extended for one year unless the Company receives written notice of termination 60 days prior to that date.  This facility provides availability of up to $153.0 million of which $109.5 million was outstanding at March 31, 2010.

•
The Company’s convertible subordinated notes, in the aggregate principal amount of $110.0 million, include a provision under which the holders have the right to require the Company to repurchase for cash all or a portion of the notes at face value on March 5, 2011.

Until the Company announced the Merger in March 2010, the Company was negotiating an extension of the maturity date of the Western Facility and the convertible subordinated notes.  The Company currently believes that the pending Merger will be completed prior to the expiration of the existing Western Facility and the put date for the convertible subordinated notes.  However, the Company will seek to negotiate an extension of the Western Facility and a restructuring of the convertible subordinated notes should either become necessary.  The ability of the Company to negotiate an extended or replacement revolving line of credit will likely be impacted by the redemption provisions of its convertible subordinated notes and its ability to successfully complete a restructuring of those provisions.

If necessary, alternative or additional financings could result in existing shareholders experiencing significant dilution, and the Company may issue new equity securities with rights, preferences or privileges senior to those of existing holders of its common stock.  Further, a renegotiation of the terms of the notes or an alternate or additional financing could be dilutive to future earnings per share.  Should the Company be unsuccessful in negotiating an extension or replacement of this revolving line of credit when and if necessary, or in obtaining necessary funds to redeem the convertible subordinated notes or renegotiating the terms of a refinancing with the current note holders, including obtaining the necessary approvals from senior lenders, the Company would be in default of the terms of its debt agreements, which would constitute a cross-default under most of its other debt arrangements.  If those defaults occur and the Company is unable to negotiate cures: (1) its lenders could declare all outstanding principal and interest to be due and payable and certain cross-default provisions under other credit arrangements would be triggered; or (2) its lenders could terminate their commitments to loan the Company money and foreclose against the assets securing the Company’s borrowings.  If these events occur, there would be uncertainty regarding the Company’s ability to continue as a going concern.

Several of the Company’s credit agreements require that it comply with financial and non-financial covenants, including a minimum fixed-charge coverage ratio based upon earnings.  In 2010, 2009, 2008 and 2007, the Company obtained agreements from its lenders to waive defaults under its debt agreements related to non-compliance with certain of these covenants and related cross-defaults.  Based upon the Company’s current projections, the Company believes that it will generate sufficient cash flows from operations and maintain debt covenant compliance for at least the next 12 months.  In the event the Company is unsuccessful in maintaining debt covenant compliance, the lenders may exercise their option to demand repayment of the amounts outstanding, and there would be uncertainty regarding the Company's ability to continue as a going concern.

In the future, if the Company fails to satisfy any of the covenants in its credit agreements and is unable to obtain waivers or amendments, the lenders could declare a default under its credit agreements.  Any default under the Company’s credit agreements would allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements, and would allow certain other lenders to exercise their rights and remedies under their respective cross-default provisions.  If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that the Company would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements.  The acceleration of a significant portion of the Company’s indebtedness would have a material adverse effect on its business, liquidity and financial condition.  Given the Company’s existing financial condition and current conditions in the global credit markets, should these events occur, there would be uncertainty regarding the Company’s ability to continue as a going concern.  See Liquidity and Capital Resources for additional information.

Reclassifications

Foreign currency (gains) and losses for the three months ended March 31, 2009 were reclassified from Other income, net to conform to the current period presentation.

Adoption of New Pronouncement

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  Entities are also required to disclose information in the Level 3 roll-forward about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, ASU 2010-06 also amends Topic 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll-forward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010.  The adoption of ASU 2009-06 by the Company, except for the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 roll-forward, did not have a material effect on the Company’s consolidated financial statements.

Financial Instruments, Concentration of Credit and Other Risks

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short-term debt obligations.  The fair value of these financial instruments approximates their carrying value as of March 31, 2010 and December 31, 2009, due to the nature of these instruments or their short-term maturity.  Financial instruments also include long-term debt, the fair value of which is included in Note 4 – Lines of Credit and Long-Term Debt.

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

During the three months ended March 31, 2010, there were no indicators of impairment related to the Company’s goodwill and intangible assets that would require an impairment analysis.

Goodwill balances at December 31, 2009 and March 31, 2010 and changes therein in the applicable reportable segments were as follows (in thousands):

	North America	Latin America	Other	Total
Balance at December 31, 2009	$8,487	$7,080	$5,889	$21,456
Currency translation adjustment	—	(142)	—	(142)
Balance at March 31, 2010	$8,487	$6,938	$5,889	$21,314

The above goodwill balances are net of aggregate accumulated goodwill impairment charges of $69.1 million at March 31, 2010 and December 31, 2009.

The carrying values and accumulated amortization of intangible assets at March 31, 2010 and December 31, 2009 were as follows (dollars in thousands):

	Estimated	As of March 31, 2010
Intangible Assets	Useful Life for Amortization	Gross Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2-6 years	$3,045	$2,520	$525
Trade names	20 years	2,500	511	1,989
Customer/supplier relationships	4-10 years	14,193	11,457	2,736
Internally-developed software	5 years	600	420	180
Total		$20,338	$14,908	$5,430

	Estimated	As of December 31, 2009
Intangible Assets	Useful Life for Amortization	Gross Amount	Accumulated Amortization	Net Amount
Non-compete agreements	2-6 years	$3,065	$2,451	$614
Trade names	20 years	2,500	480	2,020
Customer/supplier relationships	4-10 years	14,412	10,995	3,417
Internally-developed software	5 years	600	390	210
Total		$20,577	$14,316	$6,261

The weighted average amortization period of all intangible assets was approximately seven years as of March 31, 2010 and December 31, 2009.

Amortization expense, using the straight line method, was $0.8 million in the three months ended March 31, 2010 and 2009.

The Company estimates future amortization expense for these intangible assets through 2014 and thereafter as follows (in thousands):

Years Ending December 31,	Amount
2010 (1)	$2,081
2011	1,446
2012	209
2013	174
2014	125
Thereafter	1,395
Total	$5,430

(1)  Represents estimated amortization for the nine months ending December 31, 2010.

Note 3 — Balance Sheet Components
	March 31, 2010	December 31, 2009
	(in thousands)
Accounts receivable, net:
Accounts receivable	$454,759	$456,616
Less: allowance for doubtful accounts	(19,777)	(21,758)
	$434,982	$434,858
Property and equipment:
Computer and other equipment	$50,542	$51,430
Land and buildings	3,422	3,539
Furniture and fixtures	5,265	5,431
Warehouse equipment	3,605	3,734
Leasehold improvements	12,777	13,179
	75,611	77,313
Less: accumulated depreciation and amortization	(61,008)	(61,603)
	$14,603	$15,710

Total depreciation expense was $1.8 million and $1.9 million in the three months ended March 31, 2010 and 2009, respectively.

Note 4 — Lines of Credit and Long-Term Debt

Borrowings Under Lines of Credit
	March 31, 2010	December 31, 2009
	(in thousands)
Western Facility	$109,529	$69,647
IBM and Kreditbank Facilities (1)	4,648	(1,984)
Bank of America Facility	52,678	42,900
GE Commercial Distribution Finance Facility	39,579	58,342
Banco de Credito de Inversiones	2,560	2,800
Banco de Chile	229	517
Banco Internacional	5,052	4,600
Itau Bank	1,406	861
Intel Corporation Facility	2,008	2,008
Total current portion of borrowings under lines of credit	$217,689	$179,691

(1) Amount outstanding at December 31, 2009 represents cash held by the lender in excess of outstanding borrowings.

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

The Western Facility has been amended three times since September 29, 2008.  The first amendment, on November 10, 2008, modified the level of intercompany receivables permitted to be outstanding at any time.  The second amendment, on February 17, 2009, eliminated the minimum fixed-charge coverage ratio for the quarter ended December 31, 2008, and reduced the fixed-charge coverage ratio criteria required in the quarters ended March 31 and June 30, 2009.  The second amendment also extended the required delivery date of the Company’s audited consolidated financial statements for the year ended December 31, 2007, from March 31, 2009 to June 30, 2009, and modified the definition of Interest Rate and the calculation of Excess Availability, as those terms are utilized in the Western Facility.  The third amendment, effective February 3, 2010, removed, at the Company’s request, one of the lenders in the facility and reduced the line of credit to a maximum amount of $153 million.  At various times prior to September 29, 2008, the Company sought and obtained modifications to the credit agreement extending the time by which the Company was required to deliver its audited consolidated financial statements to the lender for the 2006, 2007 and 2008 fiscal years.  As of January 31 and February 28, 2010, the Company was not in compliance with an intercompany receivable limitation, and as of December 31, 2009, the Company was not in compliance with a cross default provision due to the ProSys covenant breach discussed below, although it obtained a waiver from the lenders in March 2010 regarding all such non-compliance.

Prior to February 17, 2009, borrowings under the Western Facility bore interest at Wachovia’s prime rate plus a margin of between 0.25% and 0.75%, based on unused availability.  Effective February 17, 2009, borrowings under the Western Facility bear interest at the greater of (i) 5% or (ii) Wachovia’s prime rate plus a margin of between 0.25% and 0.75%, based on unused availability.  At the Company’s option, all or any portion of the outstanding borrowings may be converted to a Eurodollar rate loan, which would bear interest at the greater of (i) 5% or (ii) the adjusted Eurodollar rate plus a margin of between 2.50% and 3.00%, based on a percentage of unused availability.  The Company also pays an unused line fee equal to 0.25% per annum of the unused portion of the Western Facility, subject to certain adjustments.  The weighted average interest rate on outstanding borrowings under the Western Facility during the three months ended March 31, 2010 and the year ended December 31, 2009, was 5.00% and 4.80%, respectively.

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

Bank of America Facility

On December 2, 2002, certain wholly owned subsidiaries of the Company, based in Europe, entered into a facility arranged by Bank of America, N.A., as agent, to provide a revolving line of credit facility of up to £75.0 million (the “Bank of America Facility”).  The maximum amount of borrowings on the Bank of America Facility is determined based on a percentage of the borrower’s eligible accounts receivable.  On October 20, 2005, the agreement was amended to extend the maturity date to October 20, 2008 and reduce the facility to £60.0 million ($91.2 million using the exchange rate on March 31, 2010 of $1.52/£1.00), increasing to £80.0 million ($121.6 million using the exchange rate on March 31, 2010 of $1.52/£1.00) at the Company’s option.  On May 21, 2008, the agreement was amended to extend the termination date of the facility to October 20, 2011 and decrease the size of the facility from £80.0 million to £76.0 million ($115.5 million using the exchange rate on March 31, 2010 of $1.52/£1.00).  At the borrower’s option, all or any portion of the outstanding borrowings may be converted to a LIBOR-based revolving loan.  Borrowings under the line of credit bear interest at Bank of America’s reference rate, or the LIBOR rate, as applicable, plus a margin of between 1.75% and 3.0%, based on certain financial measurements.  The average interest rates on the outstanding borrowings under the revolving line of credit during the three months ended March 31, 2010 and the year ended December 31, 2009, were 3.02% and 2.81%, respectively, and the balances outstanding at March 31, 2010 and at December 31, 2009 were $52.7 million and $42.9 million, respectively.  Obligations of the borrower under the revolving line of credit are collateralized by substantially all of the assets of the borrower.  The revolving line of credit requires the borrower to meet certain financial covenant tests (including maintaining an Adjusted Tangible Net Worth at the end of each quarter of not less than £26.9 million ($40.9 million using the exchange rate on March 31, 2010 of $1.52/₤1.00)) and to comply with certain other covenants, including restrictions on incurrence of debt and liens and restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.  Through December 31, 2009, the Company was not in compliance with the European tangible net worth covenant due to the exclusion of certain assets in its covenant calculation.  In March 2010, the Company obtained a waiver of this non-compliance for all prior periods and an amendment to the debt agreement permitting the inclusion of these assets in the calculation in future periods.

GE Commercial Distribution Finance Facility

In connection with the acquisition of ProSys on October 2, 2006, the Company entered into a credit facility arrangement managed by GE Commercial Distribution Finance (“CDF”), which currently permits borrowings of up to $80.0 million, including an accounts receivable facility, a supplemental inventory facility and a floorplan credit facility.  ProSys is required to pay interest to CDF on the daily contract balance at a rate equal to LIBOR plus 3.10%.  The floorplan facility contains an interest-free period and ProSys repays substantially all amounts within that time.  Under these credit facilities, ProSys has granted CDF a lien on substantially all of its assets.  The credit facility has a two-year term with annual renewals thereafter but may be terminated by either party with notice.  The balances outstanding at March 31, 2010 and at December 31, 2009 were $39.6 million and $58.3 million, respectively, and were related solely to inventory floorplan financing.  The facility contains a number of financial covenants, including covenants requiring the ProSys subsidiary to maintain an operating profit margin of not less than 0.5% of sales on a 12-month rolling basis, the maintenance of a ratio of debt to tangible net worth of not more than six-to-one (6:1) measured as of the last day of each fiscal quarter and maintenance of a ratio of funded debt to earnings before interest, taxes, depreciation and amortization for the 12-month period ending on the last day of each fiscal quarter of not more than four-to-one (4:1).  The facility was amended effective March 31, 2009 to modify the financial covenants for all quarters ending on or after March 31, 2009 such that ProSys thereafter is required to (a) maintain a tangible net worth and subordinated debt of not less than $9.0 million; (b) maintain a ratio of Funded Debt to Adjusted EBITDA for the 12-month period ending on the last day of such fiscal quarter of not more than four-to-one (4:1); and (c) achieve, as of the last day of each fiscal quarter, a fixed-charge coverage ratio for the 12-month period ending on the last day of such fiscal quarter of at least one-and-one-half-to-one (1.5:1).  As of December 31, 2009, the Company was not in compliance with the tangible net worth and subordinated debt covenant.  In March 2010, the Company obtained a waiver of such non-compliance.

As of March 31, 2010, the Company was in compliance with all of the covenants contained within its debt instruments.

Long-Term Debt
	March 31, 2010	December 31, 2009
	(in thousands)
3.75% convertible subordinated notes, due 2024	$99,606	$97,011
9.0% senior subordinated 2008 notes, due 2013	43,851	43,792
9.0% senior subordinated 2006 notes, due 2013	27,980	29,590
Other, fair values approximate carrying value	157	198
Total term debt	171,594	170,591
Less: current portion of long-term debt	(111,083)	(11,097)
Total long-term debt	$60,511	$159,494

The estimated fair market value is as follows (in thousands):

	Level 2	Level 3	Total
At March 31, 2010:
3.75% convertible subordinated notes, due 2024	$109,480	$—	$109,480
Other term debt	—	70,360	70,360
	$109,480	$70,360	$179,840

At December 31, 2009:
3.75% convertible subordinated notes, due 2024	$100,152	$—	$100,152
Other term debt	—	71,150	71,150
	$100,152	$71,150	$171,302

Fair value is determined using a discounted cash flow model with all significant inputs derived from or corroborated with observable market data (Level 2 and Level 3 inputs; see Note 12 – Fair Value Measurements).

Contingent Convertible Debt

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

Under the terms of the New Notes, holders have the right to convert their notes upon the occurrence of certain events, including if the closing price of the Company’s common stock exceeds a certain threshold for at least 20 of the last 30 days in preceding fiscal quarters and upon specified corporate transactions, as described in more detail in the prospectus filed in connection with the exchange offer.  The applicable stock price is the average of the closing sales prices of the Company’s common stock over the five trading-day period starting the third trading day following the date the New Notes are tendered for conversion.  If the conversion value is greater than the principal amount of each New Note, the Company will be required to deliver to holders upon conversion, at their option (1) a number of shares of its common stock, (2) cash or (3) a combination of cash and shares of its common stock in an amount calculated as described in the prospectus filed by the Company in connection with the exchange offer.  In lieu of paying cash and shares of its common stock upon conversion, the Company may direct the conversion agent to surrender any New Notes tendered for conversion to a financial institution designated by the Company for exchange in lieu of conversion.  The designated financial institution must agree to deliver, in exchange for the New Notes (1) a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares or (2) cash or (3) a combination of cash and shares of the Company’s common stock.  Any New Notes exchanged by the designated institution will remain outstanding.  As of March 31, 2010, the conversion value was not greater than the principal amount of $110.0 million.

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

The Company may be required to purchase for cash all or a portion of the New Notes on March 5, 2011, March 5, 2014 or March 5, 2019, or upon a change in control, at a purchase price equal to 100% of the principal amount of the New Notes being purchased, plus accrued and unpaid interest up to, but excluding, the purchase date.  Accordingly, the outstanding principal of $110.0 million  and the related unamortized discount of $10.4 million were classified as currently due in the condensed balance sheet at March 31, 2010.  Upon any event of default, the lender may demand immediate payment of the balance outstanding.  An event of default includes the failure to pay any interest or principal when due, or failure to perform any of the terms, covenants, conditions or provisions of the agreement.

In December 2006, the Company obtained consents from holders of the New Notes for the waiver of certain defaults related to the late filing of the Company’s Form 10-Q for the quarter ended September 30, 2006 and certain proposed amendments to the indentures governing the New Notes eliminating covenants related to the filing of periodic reports with the SEC and the delivery of such reports to the trustee for the New Notes.  The waiver and amendment required the consent of holders of a majority in aggregate principal amount of the New Notes outstanding.  In exchange for the consent to the waiver and amendment, the Company paid holders of the New Notes an initial consent fee of $5.00 for each $1,000 principal amount of New Notes for which consents were obtained.  The initial consent fee of $0.6 million was paid to holders of the New Notes in December 2006 and charged to interest expense.  If the Company did not commence a cash tender offer for the New Notes on or before February 28, 2007 to redeem all validly tendered New Notes at a price of at least $1,000 for each $1,000 principal amount of New Notes, the Company was required to pay holders of the New Notes for which consents to the waiver and amendment were obtained an additional fee of $85.00 for each $1,000 principal amount of New Notes.  The Company did not initiate the tender and, on March 4, 2007, an aggregate of $9.4 million was paid to the holders of the New Notes, which amount was capitalized and will be amortized to interest expense through March 2011.

At March 31, 2010, the Company’s contingent convertible debt outstanding amounted to $99.6 million, consisting of outstanding principal of $110.0 million and unamortized discount of $10.4 million.  The discount of $10.4 million at March 31, 2010 will be amortized through March 2011, the initial put date of the related debt.  At December 31, 2009, the Company’s contingent convertible debt outstanding was $97.0 million, consisting of outstanding principal of $110.0 million and unamortized discount of $13.0 million.  The Company recorded interest expense related to the contingent convertible debt of $3.5 million in the three months ended March 31, 2010, consisting of $1.0 million of cash interest and $2.5 million resulting from amortization of the discount.  The Company recorded interest expense related to the contingent convertible debt of $3.2 million in the three months ended March 31, 2009, consisting of $1.0 million of cash interest and $2.2 million resulting from amortization of the discount.  At March 31, 2010, the net carrying value of the conversion feature for the contingent convertible debt outstanding recorded in common stock was $49.9 million.

Notes Payable to The Retirement Systems of Alabama (the “RSA”)

The Company has notes payable to the RSA (the “RSA Notes”) that consist of the following:

•
9% Senior Subordinated Notes Payable to the RSA Issued in 2006 — On October 2, 2006, the Company borrowed $35.0 million from two of the RSA’s affiliated funds in connection with its acquisition of ProSys (the “2006 Notes”).  The 2006 Notes bear interest at 9% and are in the form of two notes, one for $23.0 million and a second for $12.0 million, both with scheduled principal payments on various dates through August 1, 2013.  The 2006 Notes are collateralized by ProSys shares and all tangible and intangible assets of the ProSys business, other than those assets pledged to Commercial Distribution Finance (“CDF”).  The aggregate balances outstanding at March 31, 2010 and December 31, 2009 were $28.1 million and $29.8 million, respectively, with scheduled repayments totaling $1.6 million in 2010, $4.0 million in 2011, $5.0 million in 2012 and $17.5 million thereafter.  Principal payments are due on August 1 and February 1 of each year and include accrued interest through that date.  The Company must meet certain financial covenant tests on a quarterly basis (including, as provided by the amendment entered into on February 24, 2009, the same fixed-charge coverage ratio as required by the Western Facility; prior to the amendment, the Company was required to maintain a consolidated net worth at the end of each quarter of not less than $87.5 million), and comply with certain other covenants, including restrictions of incurrence of debt and liens and restrictions on asset dispositions, payment of dividends and repurchase of stock.  The Company is also required to be in compliance with the covenants of certain other borrowing agreements.  Under this line, if an event is deemed to have a material adverse effect on the borrower, the lender can declare the loan to be in default.  Upon any event of default the lender may demand immediate payment of the balance outstanding.

•
9% Senior Subordinated Notes Payable to the RSA Issued in 2008 — On August 5, 2008, the Company entered into an Amended and Restated Credit Agreement effective as of June 30, 2008 with several of the RSA’s affiliated funds, which consolidated and restructured the $56.7 million in outstanding indebtedness due under previous debt agreements (the “2008 Notes”).  The balance outstanding on the 2008 Notes at March 31, 2010 and December 31, 2009 was $44.4 million.  The 2008 Notes bear interest at 9% per annum payable in semi-annual installments, with principal payments due of $4.0 million semi-annually through June 1, 2011, $5.0 million semi-annually through June 1, 2013 and a final payment of $12.4 million due December 1, 2013.  The Company granted a second priority security interest, subordinate to the Western Facility and the CDF facility, in substantially all of the property then owned or thereafter acquired by the Company in North or South America.  The Company must meet certain financial covenant tests on a quarterly basis (including, as provided by the amendment entered into on February 24, 2009, the same fixed-charge coverage ratio as required by the Western Facility; prior to the amendment, the Company was required to maintain a consolidated net worth at the end of each quarter of not less than $87.5 million), and must comply with certain other covenants, including restrictions of incurrence of debt and liens, restrictions on asset dispositions, payment of dividends and repurchases of stock.  The Company is also required to be in compliance with the covenants of certain other borrowing agreements.  Under this line, if an event is deemed to have a material adverse effect on the borrower, the lender can declare the loan to be in default.  Upon any event of default the lender may demand immediate payment of the balance outstanding.

In March 2010, the RSA waived certain cross-defaults which arose under the 2006 and 2008 Notes that were caused by the defaults the Company experienced under the Western Facility and the CDF Facility, as described above.

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

In the three months ended March 31, 2010, the Company incurred restructuring costs and other charges of approximately $0.3 million in the Europe reportable segment.  These costs consisted primarily of severance and benefit costs for involuntary employee terminations as the Company terminated eight employees in Europe.  The Company classified all of these charges to restructuring costs in the condensed consolidated statement of operations in the three months ended March 31, 2010.  The Company expects to complete its planned restructuring activities in 2010 and does not anticipate incurring additional costs associated with this restructuring thereafter.

	Employee Termination Costs	Facility-Related Costs	Total
	(In thousands)
Restructuring obligations at December 31, 2009	$1,168	$348	$1,516
Additional restructuring costs	337	—	337
Foreign currency impact	8	—	8
Cash payments	(1,333)	(87)	(1,420)
Restructuring obligations at March 31, 2010	$180	$261	$441

Note 6 — Stock-Based Compensation Plans

The Company adopted the 1998 Stock Plan in 1998, and that plan expired in May 2008.  Since May 2008, there have been no equity awards granted under the 1998 Stock Plan.  On May 21, 2009, the Board approved the 2009 Equity Incentive Plan (the “Plan”), subject to approval by the Company’s shareholders.  On August 19, 2009, the Company’s shareholders approved the Plan and authorized the issuance of: (1) 6,225,000 shares of common stock pursuant to the Plan, subject to adjustment as provided in the Plan, and (2) up to a maximum of 3,950,000 additional shares upon the expiration, forfeiture or repurchase of outstanding awards under the 1998 Stock Plan.  On August 20, 2009, the Board amended and restated the Plan, incorporating certain non-substantive changes.

The Company recognizes initial stock-based compensation expense for stock-based awards made to employees and directors based on estimated fair values on the date of grant, net of an estimated forfeiture rate.  Compensation expense for stock options and non-performance based restricted stock units (“RSUs”) granted after December 31, 2005 is recognized over the requisite service period of the award on a straight-line basis.  Compensation expense for all non-performance based RSUs granted on or prior to December 31, 2005 is recognized using the accelerated multiple-option approach.  Compensation expense for performance-based RSUs is recognized using the accelerated multiple option method based upon the fair value of the underlying shares on the grant date.  Forfeiture rates used in the determination of compensation expense are revised in subsequent periods if actual forfeitures differ from estimates.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock options.  The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based upon the historical volatility of the Company’s stock.  Expected term is derived from an analysis of historical exercises and remaining contractual life of options.  The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.  The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus it has assumed a 0% dividend yield.  The Company must estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change, and the amount of stock compensation expense recognized in future periods is adjusted.  The fair values of RSUs equal their intrinsic value on the date of grant.

The following table summarizes the key variables used to calculate the fair values of stock awards granted during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected volatility	87.4%	—
Dividend yield	None	None
Expected life in years	3.93	—
Risk-free rate	1.9%	—

The weighted average per share fair value of the options granted in the three months ended March 31, 2010 was $2.87.

Options to purchase 16,125 shares of common stock were exercised during the three months ended March 31, 2010 and there were no options exercised during the three months ended March 31, 2009.  During the three months ended March 31, 2010, options to purchase 40,000 shares of the Company’s common stock were granted to certain eligible employees.  There were no options granted during the three months ended March 31, 2009.  There were no RSUs granted during the three months ended March 31, 2010 and 2009.

Total stock-based compensation expense of $0.9 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively, was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 7 — Commitments and Contingencies

After the public announcement of the Company’s proposed merger with Avnet, Inc., between March 30, 2010 and May 6, 2010, a number of putative class actions were filed by alleged shareholders of the Company in the Superior Court for the State of California, County of Santa Clara.  Those cases are:

Sashi K. Gutpa v. Bell Microproducts Inc. et al., Case No. 110-CV-168002;

Edward Wheeler v. Bell Microproducts Inc. et al., Case No. 110-CV-168160;

Simon Hung v. Bell Microproducts Inc. et al., Case No. 110-CV-168304;

Moshe Piller v. Bell Microproducts Inc. et al., Case No. 110-CV-168292;

Shaun Quinney v. Bell Microproducts Inc. et al., Case No. 110-CV-168634;

Stephan M. Jackson v. W. Donald Bell et al., Case No. 110-CV-168841;

Robert Josepayt v. W. Donald Bell et al., Case No. 110-CV-168842;

Raymond VJ Schrag Esq. Trustee for Trust Under Will Susan Schleger v. W. Donald Bell et al., Case No. 110-CV-168852; and

John R. Campbell v. W. Donald Bell et al., Case No. 110-CV-171341.

On April 1, 2010, a similar case, John R. Campbell v. W. Donald Bell et al., Case No. Civ. 493632, was filed in the Superior Court for the State of California, County of San Mateo.  Subsequently, the plaintiff in this case has sought to dismiss this action, and re-filed this lawsuit in the Superior Court for the State of California, County of Santa Clara, as described above.

Further, an individual federal shareholder securities suit, Zwang v. W. Donald Bell et al., Case No. CV-10-1994, was filed in the United States District Court for the Northern District of California on May 7, 2010.

In addition to asserting claims against the Company, the plaintiffs in these actions have also named as defendants in one or more of the complaints members of the Company’s board of directors, certain of its executive officers and its former board members, as well as Avnet, Inc. and AVT Acquisition Corp.

The plaintiffs in these actions allege, among other things, that the consideration being offered in the merger is inadequate and that the directors breached their fiduciary duties by agreeing to the merger and permitting certain terms to be included in the merger agreement, including the termination fee and provisions relating to possible competing proposals.  The plaintiffs also allege that the Company and/or Avnet and AVT Acquisition aided and abetted the individual defendants in their actions.

In the Campbell action, the plaintiff also alleges that the Company’s directors approved the merger agreement and the related transactions in order to extinguish their liability in a derivative action previously filed by the plaintiff described below.  The plaintiff also alleges that because the derivative action will be extinguished before defendants are compelled to compensate the Company for the alleged damages they caused, the consideration being paid in connection with the merger is too low.

In the Campbell and Zwang actions, plaintiffs also allege that the preliminarily proxy statement filed by the Company on April 12, 2010 was materially false and misleading in violation of defendants’ fiduciary duty of candor and/or § 14(a) of the Securities Exchange Act of 1934.

Each action seeks, among other things, unspecified monetary damages, including payment of the plaintiff’s expenses and attorney fees.  A number of the actions also seek an injunction prohibiting completion of the merger on the agreed upon terms and rescission of the merger agreement.

The Company has not yet filed responses to any of these lawsuits.  Additional or amended putative class actions with similar claims relating to the merger may be filed against the Company, its directors, Avnet and/or AVT Acquisition.

On December 29, 2008, a purported shareholder derivative lawsuit, John R. Campbell v. Bell Microproducts Inc. et al., Case No. Civ. 479833, was filed in the Superior Court of California for the County of San Mateo, naming the Company as a nominal defendant, and naming 17 of its current and former officers and directors as defendants.  The complaint alleges that defendants engaged in self-dealing in connection with the timing of awards of stock option grants as well as accounting improprieties, and seeks recovery on behalf of the Company for the harm caused by the alleged misconduct.  During 2009, two of the Company’s former officers were dismissed from the lawsuit.  In April 2010, the court granted defendants’ demurrer and denied plaintiff permission to prosecute derivative claims arising from allegations that predated the plaintiff’s ownership of stock.  The plaintiff was granted 60 days to amend his complaint.

On June 4, 2008, the Company’s export subsidiary in the United Kingdom received a notification from the Direction Générale des Finances Publiques that the French tax authorities were proposing to issue a tax deficiency notice against the Company’s export subsidiary for failure to pay value-added tax and corporate income tax in France during the period of January 1, 2002 to December 31, 2006.  Subsequently, the tax authorities issued a tax assessment against the Company’s U.K. export subsidiary.  The Company requested a review of the assessment by the French central tax administration, which has discretionary power to review and modify tax assessments.  In a letter dated March 11, 2010, the French central tax administration informed the Company of its decision to cancel the value-added tax assessment, including interest and penalties, but maintain the corporate income tax assessment, including interest and penalties.  As a result, the Company expects to receive an amended tax assessment reflecting the decision of the French central tax administration.  Based upon the letter from the French central tax administration, the Company believes that the tax assessment, including interest and penalties, should be reduced to approximately €1.1 million ($1.5 million at an exchange rate of $1.35/€1.00 as of March 31, 2010).  The Company is evaluating its position with respect to the corporate income tax assessment and presently intends to avail itself of all available defenses.  The Company is not in a position to estimate a loss, if any, or a range of potential loss.  As no amount of potential loss is both probable and estimable, no accrual has been made in the consolidated financial statements as of March 31, 2010 or December 31, 2009.

On September 23, 2009, U.S. Customs and Border Protection (“CBP”) completed a pre-assessment survey of the import reporting processes used by the Company’s Latin American subsidiary located in Miami, Florida.  Based on its pre-assessment survey, CBP notified the Company of its intention to conduct a compliance test to quantify any potential loss of revenue.  As of the date of this report, such testing has not commenced.  As no amount of potential loss is both probable and estimable, no accrual has been made in the Company’s consolidated financial statements as of March 31, 2010 or December 31, 2009.  However, a negative outcome of this matter could have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In February 2008, independent counsel to the Board, accompanied by counsel for the Company, self-reported to the Securities and Exchange Commission (the “SEC”) the findings of the independent investigations conducted by special committees of the Board.  The SEC initiated a non-public inquiry into certain of the Company’s accounting and financial reporting matters.  In August 2009, the SEC entered a formal order of investigation.  In February 2010, the SEC notified the Company in writing that no enforcement action would be recommended.

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

Note 8 — Segment and Geographic Information

The Company has the following five reportable segments for the three months ended March 31, 2010:

North America	Latin America
Europe	Other
ProSys

The reportable segments North America, Europe, Latin America and ProSys represent operating segments that individually met the quantitative threshold reporting requirements of FASB ASC 280-10, Segment Reporting (“ASC 280-10”).  The reportable segment Other represents operating segments that were combined as they share a majority of the reportable segment aggregation criteria of ASC 280-10 and do not individually or in the aggregate meet the quantitative threshold reporting requirements of ASC 280-10.  The Other segment includes TotalTec and Rorke Data.

The Company disclosed segment information using seven reportable segments for the three months ended March 31, 2009.  However, during 2009, the chief operating decision maker changed the level of detail he reviews, which resulted in five reportable segments.  For comparative purposes, the Company has presented in the tables below March 31, 2009 segment information as if the Company has used the five reportable segments determined at March 31, 2010.

Financial information for each of the Company’s five reportable segments is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
Net sales:
North America	$246,521	30.8	$189,293	26.4%
Europe	337,825	42.2	302,978	42.4
ProSys	69,211	8.6	84,294	11.8
Latin America	132,056	16.5	122,537	17.1
Other	14,947	1.9	16,214	2.3
Total net sales	$800,560	100.0%	$715,316	100.0%
Operating income:
North America	$(1,024)	(15.1)%	$(3,224)	(67.7)%
Europe	8,130	119.5	4,432	93.1
ProSys	(2,117)	(31.1)	140	2.9
Latin America	1,762	25.9	3,300	69.4
Other	52	0.8	111	2.3
Total operating income	$6,803	100.0%	$4,759	100.0%

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

At March 31, 2010 and December 31, 2009, the Company had outstanding foreign exchange forward contracts with a total notional amount of approximately $52.5 million and $80.6 million, respectively, that were not designated in hedging relationships.  These contracts will settle in British pounds, Canadian dollars, Euros, Chilean pesos, Mexican pesos and U.S. dollars.

For all derivative transactions, the Company is exposed to counterparty credit risk to the extent that the counterparties may not be able to meet their obligations to the Company.  To manage the counterparty risk, the Company enters into derivative transactions only with major financial institutions.

The fair values of derivative instruments, consisting of foreign exchange contracts, in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 were not significant.

The effect of derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended March 31, 2010:
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other income	$(1,412)
Total		$(1,412)

Three Months Ended March 31, 2009:
Derivative instruments not designated as hedges:
ProSys Derivative	Selling, general and administrative expense	$(131)
Foreign exchange contracts	Other income	198
Total		$67

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

On October 13, 2009, the Company entered into a settlement agreement with the Holders covering all claims relating to the earn-out payments agreed to at the time the Company acquired ProSys, which terminated the Company’s obligations related to the price protection.

Note 10 — Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2010	2009

Net loss	$(4,953)	$(4,043)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale security	—	(2)
Net unrealized gain on derivative instrument, net of tax instrument, net of tax	—	415
Foreign currency translation adjustments	(7,573)	(1,644)
Comprehensive loss	$(12,526)	$(5,274)

Accumulated unrealized foreign currency translation gains were $0.3 million at March 31, 2010 and accumulated unrealized foreign currency translation losses were $9.6 million at March 31, 2009.  Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

Note 11 — Net Loss Per Share

Basic loss per share (“LPS”) is computed by dividing net loss (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Diluted LPS gives effect to potentially dilutive common shares outstanding during the period, including stock options and warrants using the treasury stock method, except when anti-dilutive.

Due to the Company’s reported net loss, the ordinary share equivalents from stock options, restricted share units and contingent convertible debt were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive.

The following is a reconciliation of the numerators and denominators used in the basic and diluted LPS computations for the periods presented below (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Basic loss per share:
Net loss	$(4,953)	$(4,043)
Shares used in computation:
Weighted average common shares outstanding	32,122	31,790
Basic loss per share instrument, net of tax	$(0.15)	$(0.13)
Diluted loss per share:
Net loss	$(4,953)	$(4,043)
Shares used in computation:
Weighted average common shares outstanding	32,122	31,790
Employee stock options	—	—
Restricted stock units	—	—
Weighted average number of shares	32,122	31,790
Diluted loss per share	$(0.15)	$(0.13)

At March 31, 2010, options to purchase 6,268,247 shares of the Company’s common stock, RSU awards for 133,604 shares of the Company’s common stock and warrants to purchase 125,000 shares of the Company’s common stock were excluded from the calculation of diluted LPS because they were anti-dilutive.  At March 31, 2009, options to purchase 3,581,567 shares of the Company’s common stock, RSU awards for 948,208 shares of the Company’s common stock and warrants to purchase 125,000 shares of the Company’s common stock were excluded from the calculation of diluted LPS because they were anti-dilutive.

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

Assets and liabilities measured at fair value on a recurring basis were insignificant at March 31, 2010 and December 31, 2009.

Foreign Exchange Contracts

The Company enters into foreign exchange forward, option or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months.  Gains or losses on these contracts are recognized currently in earnings.  The Company does not enter into foreign exchange contracts for trading purposes.  The risk of loss on a foreign exchange contract is the risk of non-performance by the counterparties, which the Company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts is estimated using market quotes obtained from brokers (Level 2).  The notional amount of the foreign exchange contracts at March 31, 2010 and December 31, 2009 was $52.5 million and $80.6 million, respectively.  The fair values of these foreign exchange contracts as of March 31, 2010 and December 31, 2009, were not significant.

Note 13 — Income Taxes

The Company’s effective tax rates were (38.4)% and (195.3)% for the three-month periods ended March 31, 2010 and 2009, respectively.  The Company’s effective tax rates and tax provisions are impacted significantly by the geographic distribution of the Company’s worldwide earnings and the estimated realizable tax benefits from certain subsidiaries with losses.  Although the Company recorded consolidated  pre-tax losses for the three months ended March 31, 2010 and 2009, the Company was unable to record tax benefits associated with the losses in certain jurisdictions (mainly the United States) as the realizability of the underlying deferred tax assets was considered uncertain.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable.  Based on the available objective evidence, management believes it is more likely than not that the domestic and certain foreign net deferred tax assets will not be realizable.  Accordingly, the Company has provided a full valuation allowance against its domestic and certain foreign deferred tax assets, net of deferred tax liabilities, as of March 31, 2010 and December 31, 2009.  In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, and the implementation of any feasible and prudent tax planning strategies.  The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business.  The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

The unrecognized tax benefits related to ASC 740-10, Income Taxes, if recognized, would impact the income tax provision by $2.1 million and $7.1 million as of March 31, 2010 and 2009, respectively.  The Company has elected to include interest and penalties as a component of tax expense.  At December 31, 2009, the Company had $2.5 million accrued for estimated interest and penalties.  For the three months ended March 31, 2010 and 2009, the amounts provided for estimated interest and penalties accrued were insignificant.

The Company files U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions.  The Company is currently under examination by tax authorities in Chile, France, Mexico and the United States for certain years between 2001 and 2008.  Most state and foreign jurisdictions have three or four open tax years at any point in time.  Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations.  If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in a tax benefit being recognized in the period in which the Company determines such liabilities are no longer necessary.  However, if a final tax assessment exceeds the Company’s estimate of the tax liability, an additional tax provision will be recorded in the period such tax assessment is made.  The Company does not anticipate a material adjustment to the uncertain tax benefit amount within the next twelve months.  The Company’s ability to project the release of the uncertain tax benefit related to the customer credit obligations is limited since the release of customer credit obligations is under the control of the Company’s customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Avnet Merger

On March 28, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Avnet, Inc., a New York corporation (“Avnet”), and AVT Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of Avnet (“Merger Sub”).  Pursuant to the Merger Agreement and subject to the conditions set forth therein, we will merge with and into Merger Sub (the “Merger”), and we will survive as a wholly owned subsidiary of Avnet.

As a result of the Merger, each outstanding share of our common stock, other than shares of common stock held directly or indirectly by us or Avnet (which will be cancelled as a result of the Merger), and other than those shares with respect to which dissenters’ rights are properly exercised and not withdrawn, will be converted into the right to receive $7.00 in cash, without interest, less applicable withholding taxes.

The completion of the Merger is subject to certain conditions, including, among others, (1) adoption of the Merger Agreement and approval of the principal terms of the Merger by our shareholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, including the European Union, (3) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and Avnet, respectively, and compliance by us and Avnet with their respective obligations under the Merger Agreement, and (4) the absence of any Material Adverse Effect (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for both us and Avnet, and further provides that upon termination of the Merger Agreement under certain circumstances the Company would be required to reimburse Avnet for its fees and expenses, up to $2.5 million, and in some cases pay Avnet a termination fee of $10.5 million (less any reimbursement of fees and expenses already made).

We currently anticipate that the Merger will be completed in the third quarter of 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities.  Actual results could differ materially from these estimates.  Critical accounting policies involving significant estimates include revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, stock-based compensation, accounting for income taxes, goodwill and intangible and long-lived assets, restructuring and related impairment costs, loss contingencies and vendor programs.  The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.  The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	100.0%	100.0%
Cost of sales	91.3	89.9
Gross profit	8.7	10.1
Operating expenses:
Selling, general and administrative expense	6.9	8.0
Professional fees	0.9	1.2
Restructuring costs	—	0.2
Total operating expenses	7.8	9.4
Operating income	0.9	0.7
Interest expense, net	1.1	1.2
Foreign currency (gains) and losses	0.2	(0.2)
Other expense (income), net	—	(0.1)
Loss before income taxes	(0.4)	(0.2)
Provision for income taxes	0.2	0.4
Net loss	(0.6)%	(0.6)%

We believe our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers.  However, customer contracts can be canceled and volume levels can be changed or delayed by our customers on little or no notice.  The timely replacement of delayed, canceled or reduced orders with new orders cannot be assured.  In addition, we cannot assume that any of our current customers will continue to utilize our services.  Consequently, our consolidated results of operations may be materially adversely affected.

We have the following five reportable segments for the three months ended March 31, 2010:

North America	Latin America
Europe	Other
ProSys

We disclosed segment and geographic information using seven reportable segments for the three months ended March 31, 2009.  However, during 2009, the chief operating decision maker changed the level of detail he reviews, which resulted in five reportable segments.  For comparative purposes, we have presented in the tables below March 31, 2009 segment and geographic information as if we have used the five reportable segments determined at March 31, 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales

Net sales by reportable segment, product and geographic region for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended March 31,				Change
Net Sales by Segment	2010		2009		$	%

North America	$246,521	30.8%	$189,293	26.4%	$57,228	30.2%
Europe	337,825	42.2	302,978	42.4	34,847	11.5
ProSys	69,211	8.6	84,294	11.8	(15,083)	(17.9)
Latin America	132,056	16.5	122,537	17.1	9,519	7.8
Other	14,947	1.9	16,214	2.3	(1,267)	(7.8)
Total	$800,560	100.0%	$715,316	100.0%	$85,244

	Three Months Ended March 31,				Change
Net Sales by Product Line	2010		2009		$	%

Computer platforms	$123,540	15.4%	$131,228	18.3%	$(7,688)	(5.9)%
Storage systems	154,031	19.2	125,576	17.6	28,455	22.7
Disk drives	216,990	27.1	171,872	24.0	45,118	26.3
All other products	305,999	38.3	286,640	40.1	19,359	6.8
Total	$800,560	100.0%	$715,316	100.0%	$85,244

	Three Months Ended March 31,				Change
Net Sales by Geographic Region	2010		2009		$	%

United States	$297,055	37.1%	$260,323	36.4%	$36,732	14.1%
Canada	33,624	4.2	29,478	4.1	4,146	14.1
United Kingdom	193,798	24.2	175,981	24.6	17,817	10.1
Other Europe	144,027	18.0	126,997	17.8	17,030	13.4
Latin America (1)	132,056	16.5	122,537	17.1	9,519	7.8
Total	$800,560	100.0%	$715,316	100.0%	$85,244

(1)      Includes U.S.-based sales for the Miami operations of $33,356 for the three months ended March 31, 2010 and $26,749 for the three months ended March 31, 2009.

Net sales increased by 11.9% from the first quarter of 2009 to the first quarter of 2010.  The sales increase in the first quarter of 2010 in our North America segment was primarily attributable to increased demand for our disk drives and storage system products.  The sales increase in our Europe segment was primarily attributable to an increased demand for our computer platforms (even though on a worldwide basis demand for computer platforms decreased), storage systems and disk drive products.  The sales increase in our Latin America segment was primarily attributable to an increased demand for all other products.  The sales decrease in our ProSys segment was primarily attributable to decreased demand for our computer platforms products and the buying patterns of certain strategic customers.  The sales decrease in our Other segment was primarily attributable to decreased demand for all other products.  As a result of the weakening of the U.S. dollar, the translation of sales in our Europe, North America (specifically, Canada) and Latin America segments into U.S. dollars resulted in increased sales of $26.4 million for the three months ended March 31, 2010, compared with the same period in 2009, consisting of $14.6 million in our Europe segment, $6.0 million in our North America segment and $5.8 million in our Latin America segment.

Gross Profit

The gross profit percentage (“gross margin”) was 8.7% of consolidated net sales in the three months ended March 31, 2010, as compared to 10.1% of consolidated net sales in the three months ended March 31, 2009.  Gross margin decreases in the North America, ProSys, Latin America and Other segments were partially offset by a gross margin increase in the Europe segment.  Europe gross margin increased when compared to the corresponding period in 2009, primarily due to a shift in product mix to higher margin products.  North America gross margin decreased in the three months ended March 31, 2010 when compared to the corresponding period in 2009, primarily as a result of a lower percentage of sales of higher margin products.  Gross margins in the ProSys, Latin America and Other segments decreased in the three months ended March 31, 2010 when compared to the corresponding period in 2009 due to a higher percentage of lower margin sales.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
SG&A expense	$54,972	$57,331	$(2,359)	(4.1)%
Percentage of net sales	6.9%	8.0%

The decrease in SG&A expense in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 consisted of a $2.9 million decrease in the ProSys segment, a $0.9 million decrease in the Other segment and a $0.2 million decrease in the Europe segment, partially offset by an increase of $1.1 million in the North America and a $0.5 million increase in the Latin America segments.  The decrease in SG&A expense in the ProSys segment was primarily due to a decrease in commissions and bonus expense as a result of lower sales volume.  The decrease in SG&A expense in the Other segment was primarily due to a decrease in salaries and employee benefits expense, and a decrease in commissions and bonus expense as a result of lower sales volume.  The decrease in SG&A expense in the Europe segment was primarily due to a decrease in bad debt expense.  The increase in SG&A expense in the North America segment was primarily due to an increase in commissions and bonus expense as a result of higher sales volume.  The increase in SG&A expense in the Latin America segment was primarily due to an increase in employee benefits expense due to increased payroll taxes and other benefits, and an increase in commissions and bonus expense as a result of higher sales volume.

Professional Fees

Professional fees for audit, legal, tax and outside advisor services decreased $1.1 million, or 12.5%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Included in the first quarter of 2010 was approximately $1.7 million of legal and investment banking fees incurred in connection with our proposed Merger with Avnet.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Interest expense, net	$8,609	$8,311	$298	3.6%

The increase in interest expense, net was attributable to an increase in the amortization of debt discount recorded under ASC 470-20.  Our weighted-average borrowings in the three months ended March 31, 2010 were $363.3 million, compared to $355.7 million in the three months ended March 31, 2009.  The weighted-average interest rate in the three months ended March 31, 2010 was 5.4%, compared to 5.5% in the three months ended March 31, 2009.

Foreign Currency (Gains) and Losses

Foreign currency (gains) and losses for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Foreign currency (gains) and losses	$1,991	$(1,664)	$3,655	219.7%

The change from foreign currency gains in the first quarter of 2009 to foreign currency losses in the first quarter of 2010 was primarily attributable to an increase in foreign currency transaction losses of $3.7 million.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Other expense (income), net	$(218)	$(519)	$301	58.0%

The change from other income in the first quarter of 2009 compared to the first quarter of 2010 was primarily attributable to an increase of $0.3 million in other expense, attributable to miscellaneous expense in the three months ended March 31, 2010 as compared to the same period in 2009.

Income Taxes

The provision for income taxes for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Provision for income taxes	$1,374	$2,674
Effective tax rate	(38.4)%	(195.3)%

The decrease in provision for income taxes in the first quarter of 2010 from the first quarter of 2009 was due a change in the geographic distribution of earnings in certain subsidiaries as well as the estimated tax benefits attributable to certain subsidiaries with losses.

Liquidity and Capital Resources

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  We currently have substantial outstanding obligations that could become payable through the first quarter of 2011, including the following:

•
The Western Facility expires on September 20, 2010, but is automatically extended for one year unless we receive written notice of termination 60 days prior to that date.  This facility provides availability of up to $153.0 million of which $109.5 million was outstanding at March 31, 2010.

•
Our convertible subordinated notes, in the aggregate principal amount of $110.0 million, include a provision under which the holders have the right to require us to repurchase, for cash, all or a portion of the notes at face value on March 5, 2011.

We currently believe that the Western Facility and the convertible subordinated notes will be repaid in full upon the completion of our Merger with Avnet.  If the acquisition is not completed, we will seek to negotiate an extension or replacement of the revolving line of credit and a restructuring of the convertible subordinated notes, prior to the expiration of the respective debt.  Our ability to negotiate an extension to or replacement of our revolving line of credit, if necessary, will likely be impacted by the restructuring of the convertible subordinated notes.

Based upon our current projections, we believe we will generate sufficient cash flows from operations and maintain debt covenant compliance for at least the next 12 months.

In March 2010 we obtained waivers under four of our debt agreements for noncompliance with certain provisions in those agreements, as follows: (1) at January 31 and February 28, 2010, we were not in compliance with an intercompany receivable limitation under the Western Facility and received a waiver from these lenders regarding such non-compliance; (2) the lack of compliance under the Western and CDF Facilities triggered the cross-default provisions under the notes payable to the RSA, and we obtained a waiver of such non-compliance from the RSA; (3) we obtained a waiver through December 31, 2009, under our agreement with Bank of America, N.A., principally financing our European operations, for not maintaining the required minimum aggregate quarterly tangible net worth; and (4) we obtained a waiver under our CDF Facility for non-compliance with the tangible net worth and subordinated debt covenant, as of December 31, 2009, and the cross-default provisions of this agreement because of the breach in the Western Facility.

If necessary, alternative or additional financings could result in existing shareholders experiencing significant dilution, and we may issue new equity securities with rights, preferences or privileges senior to those of existing holders of our common stock.  Further, a renegotiation of the terms of the notes or an alternate or additional financing could be dilutive to future earnings per share.  If we fail in the future to satisfy any of the covenants in our credit agreements and are unable to obtain waivers or amendments, or if we are unsuccessful in renegotiating or refinancing the Western Facility or the convertible subordinated notes when and if necessary, we would be in default of the terms of our debt agreements, which would constitute a cross-default under most of our other debt arrangements.  If those defaults occur and we were unable to negotiate cures: (1) our lenders could declare all outstanding principal and interest to be due and payable, and certain cross-default provisions under other credit arrangements would be triggered; or (2) our lenders could terminate their commitments to loan us money and foreclose against the assets securing our borrowings.  Should these events occur, there would be uncertainty regarding our ability to continue as a going concern.

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

Our cash and cash equivalents totaled $21.0 million and $21.1 million at March 31, 2010 and December 31, 2009, respectively.

To date, we have not paid cash dividends to our shareholders and we do not plan to pay cash dividends in the future.  Our credit agreements prohibit the payment of dividends or other distributions on any of our shares, except dividends payable in our capital stock.

The following table presents the balances and certain terms of our indebtedness as of March 31, 2010 (amounts in thousands):

	Maximum Facility Amount		Amount Outstanding		Interest Rate(e)	Maturity
Lines of credit:
Western Facility(a)	$153,000		$109,529		5.00%	September 2010
BOA Facility(a)	£76,000	(g)	$52,678		3.36%	October 2011
GE Facility(a)	$80,000		$39,579		0.00%	—	(b)
IBM Kreditbank Facility Germany	$5,000		$4,648		6.53%	—	(c)
IBM Facility Holland	$5,000		$0		N/A	—	(d)
Banco de Credito e Inversiones	$5,000		$2,560		5.40%	September 2010
Banco de Chile	$2,500		$229		3.87%	June 2010
Banco Internacional	$5,000		$5,052		4.02%	June 2010
Itau Bank	$1,687		$1,406		8.59%	December 2010
Intel Facility	$2,048		$2,008		0.00%	March 2011
Notes:
Convertible Notes	$—		$110,295	(e)	3.75%	March 2011	(h)
2008 Notes — RSA	$—		$45,732	(e)	9.00%	December 2013
2006 Notes — RSA	$—		$28,547	(e)	9.00%	August 2013
_________________
(a)
The maximum borrowings under these lines of credit are limited to a percentage of the value of eligible accounts receivable and inventory (for the GE Facility, only eligible inventory).  At March 31, 2010, our additional available borrowings under these lines of credit were $28.7 million in the United States and $50.0 million in Europe.  Limitations exist on the transfer of funds between geographies.

(b)	Facility may be terminated by either party upon 30 days’ notice. If the facility is terminated, all amounts outstanding would be due at the end of the 30-day notice period.
(c)	The facility was repaid in full and terminated effective April 1, 2010.
(d)	Facility may be terminated by either party upon six weeks’ notice. If the facility is terminated, all amounts outstanding would be due at the end of the six-week notice period.
(e)	Includes accrued interest.
(f)	Interest rates under the lines of credit represent the average interest rates for the month of March 2010.
(g)	The maximum borrowing under this facility is $115.5 million (based on an exchange rate of $1.52/£1.00 as of March 31, 2010).
(h)	The Company’s convertible notes mature in March 2024; however, the notes include the right of the holders to put the notes to the Company at face value in March 2011.

Cash Flows from Operating Activities

Net cash used in operating activities was $36.3 million in the three months ended March 31, 2010.  Net cash provided by operating activities was $50.7 million in the three months ended March 31, 2009.  Our inventories decreased to $281.5 million at March 31, 2010 from $295.7 million at December 31, 2009 due to Europe’s focus on reducing inventory levels for certain vendors.  Our accounts payable and cash overdraft decreased to $330.0 million at March 31, 2010 from $360.9 million at December 31, 2009 as a result of a change in the timing of inventory purchases and receipts and our efforts to manage working capital.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.1 million in the three months ended March 31, 2010, which primarily related to net borrowings of $41.3 million under our short-term borrowing facilities.  Net cash used in financing activities was $34.7 million in the three months ended March 31, 2009, which primarily related to the repayment of $32.9 million under our short-term borrowing facilities.

Debt, Other Contractual Obligations and Off Balance Sheet Arrangements

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes in our contractual obligations since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments.  The major components of market risk affecting us are interest rate risk and foreign currency exchange rate risk.

Since December 31, 2009, there have been no material changes in the quantitative or qualitative aspect of our market risk profile.  For additional information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As previously disclosed under Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we concluded at December 31, 2009 that our disclosure controls and procedures and internal control over financial reporting were not effective based on the material weaknesses identified.  These material weaknesses have continued through the quarter ended March 31, 2010.  As a result of these material weaknesses, which we view as affecting an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.  As a result, we have performed additional procedures designed to ensure the reliability of our financial reporting.  We believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management Remediation Initiatives

We are committed to remediating our material weaknesses as promptly as possible as discussed below.  Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency.  Our Sarbanes-Oxley compliance team, in connection with other members of the finance team and senior management, is working to develop and monitor our short-term and long-term remediation plans, oversee the necessary remediation changes to the overall design of our internal control environment and address the root causes of our material weaknesses.

Our remediation initiatives summarized below are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.  The timing of our implementation of these remediation initiatives may be impacted by our proposed Merger with Avnet.

•
Control Environment —The Company intends to hire additional qualified accounting personnel during the remainder of 2010.  Additionally during 2010, the Company will continue to provide ongoing technical training to enhance knowledge of GAAP within our accounting department and improve the quality of our review process.

•
Accrued Liabilities and Reserves — The Company is improving its procedures to ensure that all accrued liability balances are valid, complete and accurate.  Further, the Company plans to modify existing processes to ensure the completeness and timely recording of invoiced and un-invoiced liabilities within the accounting system.  The Company is also updating its processes to ensure that certain analyses to support key assumptions used in the determination of certain of the Company’s reserves are performed.  The Company expects that these policies and procedures will be implemented by December 31, 2010.

•
Revenue — The Company is updating and enhancing its policies and procedures related to revenue recognition.  The Company expects to enhance its procedures to validate that all customer shipping terms are properly identified, communicated, and input into the accounting system.  In addition, the Company intends to enhance its procedures to ensure that multiple element arrangements are properly identified and recorded.  The Company expects that these policies and procedures will be implemented by December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that were identified in connection with the evaluation required by Rules 13a-15 and 15d-15 of the Exchange Act and that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
 Item 1.  Legal Proceedings

There have been no material developments in our legal proceedings since December 31, 2009, except as described above.  For additional information regarding the Company’s legal proceedings, see Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

After the public announcement of our proposed merger with Avnet, Inc., between March 30, 2010 and May 6, 2010, a number of putative class actions were filed by alleged shareholders of the Company in the Superior Court for the State of California, County of Santa Clara.  Those cases are:

Sashi K. Gutpa v. Bell Microproducts Inc. et al., Case No. 110-CV-168002;

Edward Wheeler v. Bell Microproducts Inc. et al., Case No. 110-CV-168160;

Simon Hung v. Bell Microproducts Inc. et al., Case No. 110-CV-168304;

Moshe Piller v. Bell Microproducts Inc. et al., Case No. 110-CV-168292;

Shaun Quinney v. Bell Microproducts Inc. et al., Case No. 110-CV-168634;

Stephan M. Jackson v. W. Donald Bell et al., Case No. 110-CV-168841;

Robert Josepayt v. W. Donald Bell et al., Case No. 110-CV-168842;

Raymond VJ Schrag Esq. Trustee for Trust Under Will Susan Schleger v. W. Donald Bell et al., Case No. 110-CV-168852; and

John R. Campbell v. W. Donald Bell et al., Case No. 110-CV-171341.

On April 1, 2010, a similar case, John R. Campbell v. W. Donald Bell et al., Case No. Civ. 493632, was filed in the Superior Court for the State of California, County of San Mateo.  Subsequently, the plaintiff in this case has sought to dismiss this action, and re-filed this lawsuit in the Superior Court for the State of California, County of Santa Clara, as described above.

Further, an individual federal shareholder securities suit, Zwang v. W. Donald Bell et al., Case No. CV-10-1994, was filed in the United States District Court for the Northern District of California on May 7, 2010.

In addition to asserting claims against us, the plaintiffs in these actions have also named as defendants in one or more of the complaints members of our board of directors, certain of our executive officers and our former board members, as well as Avnet, Inc. and AVT Acquisition Corp.

The plaintiffs in these actions allege, among other things, that the consideration being offered in the merger is inadequate and that the directors breached their fiduciary duties by agreeing to the merger and permitting certain terms to be included in the merger agreement, including the termination fee and provisions relating to possible competing proposals.  The plaintiffs also allege that we and/or Avnet and AVT Acquisition aided and abetted the individual defendants in their actions.

In the Campbell action, the plaintiff also alleges that our directors approved the merger agreement and the related transactions in order to extinguish their liability in a derivative action previously filed by the plaintiff described below.  The plaintiff also alleges that because the derivative action will be extinguished before defendants are compelled to compensate us for the alleged damages they caused, the consideration being paid in connection with the merger is too low.

In the Campbell and Zwang actions, plaintiffs also allege that the preliminarily proxy statement filed by us on April 12, 2010 was materially false and misleading in violation of defendants’ fiduciary duty of candor and/or § 14(a) of the Securities Exchange Act of 1934.

Each action seeks, among other things, unspecified monetary damages, including payment of the plaintiff’s expenses and attorney fees.  A number of the actions also seek an injunction prohibiting completion of the merger on the agreed upon terms and rescission of the merger agreement.

We have not yet filed responses to any of these lawsuits.  Additional or amended putative class actions with similar claims relating to the merger may be filed against us, our directors, Avnet and/or AVT Acquisition.

On December 29, 2008, a purported shareholder derivative lawsuit, John R. Campbell v. Bell Microproducts Inc. et al., Case No. Civ. 479833, was filed in the Superior Court of California for the County of San Mateo, naming us as a nominal defendant, and naming 17 of our current and former officers and directors as defendants.  The complaint alleges that defendants engaged in self-dealing in connection with the timing of awards of stock option grants as well as accounting improprieties, and seeks recovery on behalf of our company for the harm caused by the alleged misconduct.  During 2009, two of our former officers were dismissed from the lawsuit.  In April 2010, the court granted defendants’ demurrer and denied plaintiff permission to prosecute derivative claims arising from allegations that predated the plaintiff’s ownership of stock.  The plaintiff was granted 60 days to amend his complaint.

 Item 1A.  Risk Factors

The only material changes in our risk factors from those disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, are set forth below:

The pending Merger of the Company with Avnet, Inc. pursuant to the Agreement and Plan of Merger dated March 28, 2010 (the “Merger Agreement”), is subject to a number of conditions that must be satisfied prior to closing.  If we are unable to satisfy these conditions, the Merger may not occur.  Should the Merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be materially adversely affected.

The Merger Agreement contains a number of conditions that must be satisfied before the closing of the Merger can occur, including, without limitation, (1) adoption of the Merger Agreement and approval of the principal terms of the Merger by the Company’s shareholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, including the European Union, (3) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Avnet and the Company, respectively, and compliance by Avnet and the Company with their respective obligations under the Merger Agreement, and (4) the absence of any Material Adverse Effect (as defined in the Merger Agreement).  If we are unable to satisfy one or more of these conditions, and as a result, not complete the Merger, we may lose suppliers, customers, and key employees, which would materially adversely affect our business, financial condition, results of operations and cash flows.

In addition, the Merger Agreement contains certain termination rights for both the Company and Avnet.  The Merger Agreement provides that, upon termination of the Merger Agreement under certain circumstances, the Company would be required to reimburse Avnet for its fees and expenses up to $2.5 million and, in some cases, pay Avnet a termination fee of $10.5 million (less any reimbursement of fees and expenses already made).  If we are required to reimburse Avnet for its fees and expenses or pay Avnet a termination fee, our business, financial condition, results of operations and cash flows would be materially adversely affected.

The Company and certain of our current and former directors and executive officers have been named as defendants in ten purported class action lawsuits and one individual shareholder lawsuit related to the Merger.  These lawsuits may require significant management time and attention and result in significant legal expenses, which could materially adversely affect our business, financial condition, results of operations and cash flows.

After the announcement of our proposed Merger with Avnet on March 29, 2010, ten purported class action lawsuits were filed in the Superior Court of California for the County of Santa Clara or the County of San Mateo between March 30, 2010 and May 6, 2010.  In addition, an individual shareholder caused a lawsuit to be filed in the United States District Court for the Northern District of California.  Each lawsuit alleges breaches of fiduciary duty and aiding and abetting, and seeks to enjoin or rescind the Merger as well as to recover unspecified damages and costs.  The plaintiffs allege that the proposed Merger is not in the best interest of our shareholders because the $7.00 per share cash price is an unfair price reached through an unfair process.  Two plaintiffs also challenge the adequacy and accuracy of the preliminary proxy statement filed by us with the Securities and Exchange Commission on April 12, 2010.

We cannot predict the outcome of these lawsuits.  Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our officers and directors, could be time-consuming, result in significant expense to us and divert the attention and resources of our management and other key employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  An unfavorable outcome in any of such litigation matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, these lawsuits seek to enjoin the closing of our Merger with Avnet.  Should one of more of the plaintiffs be successful in obtaining an injunction prohibiting or significantly delaying the closing of the Merger, such prohibition or delay could result in the Merger failing to close, and such failure could cause a loss of our suppliers, customers, and key employees, which would materially adversely affect our business, financial condition, results of operations and cash flows.

In light of the pending Merger, we have decided to cease negotiations with our lenders holding debt that is due within the next 12 months.  Should the Merger not be completed by the time the debt comes due, or should the Merger fail to close for any reason, we may not have sufficient time to negotiate extensions or restructure the debt with our lenders, causing the debt to become due, which would materially adversely affect our business.

Under the terms of the Merger Agreement, all of our debt will be repaid at the completion of the Merger.  If the Merger fails to close for any reason, we may not have sufficient time to negotiate an extension or refinancing of that debt with our lenders.  If we are unable to negotiate an extension or refinancing of any of our debt, we will be in default under the terms of that debt agreement and, as a result: (1) our lenders could declare all outstanding principal and interest to be due and payable, and certain cross default provisions under other credit arrangements would be triggered; or (2) our lenders could terminate their commitments to loan us money and foreclose against the assets securing their borrowings.  Should these events occur, there would be uncertainty regarding our ability to continue as a going concern.

 Item 6.  Exhibits

See the Exhibit Index on the page following the Signature page.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL MICROPRODUCTS INC.

Date: May 17, 2010	By:	/s/ William E. Meyer
Name: William E. Meyer
Title: Executive Vice President and Chief Financial Officer
and a duly authorized signatory
(principal financial and accounting officer)

Exhibit Index

Quarterly Report on Form 10-Q for the

Quarter Ended March 31, 2010

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Avnet, Inc., AVT Acquisition Corp. and Bell Microproducts Inc. dated as of March 28, 2010.  Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on March 29, 2010.

10.1
Letter Agreement dated March 17, 2010, by and among Bell Microproducts Limited, other European-based subsidiaries of Bell Microproducts Inc., and Bank of America, N.A.  Incorporated by reference to Exhibit 10.39 filed with the Company’s Annual Report on Form 10-K/A on April 28, 2010.

10.2
Letter to ProSys Information Systems, Inc. and New ProSys Corp. dated March 18, 2010 from GE Commercial Distribution Finance Corporation.  Incorporated by reference to Exhibit 10.40 filed with the Company’s Annual Report on Form 10-K/A on April 28, 2010.

10.3
Letter Agreement dated March 24, 2010, executed by and among Bell Microproducts Inc., various U.S. subsidiaries of Bell Microproducts Inc., Wachovia Capital Finance Corporation (Western), and Bank of America, N.A.  Incorporated by reference to Exhibit 10.41 filed with the Company’s Annual Report on Form 10-K/A on April 28, 2010.

10.4
Letter Agreement dated March 25, 2010, executed by and among Bell Microproducts Inc., The Teachers’ Retirement System of Alabama, The Employees’ Retirement System of Alabama, Judicial Retirement Fund, PEIRAF-Deferred Compensation Plan, and Public Employees Individual Retirement Account Fund.  Incorporated by reference to Exhibit 10.42 filed with the Company’s Annual Report on Form 10-K/A on April 28, 2010.

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