Form 10-K/A
period 2009-12-31
BELL MICROPRODUCTS INC
filed 2010-06-03
CIK 900708

a

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 2)

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

The number of shares of registrant’s Common Stock outstanding as of May 31, 2010 was 32,532,427.

EXPLANATORY NOTE

We originally filed our Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”) on March 26, 2010.  We filed Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No. 1”) on April 28, 2010 to correct our filer status and include the information required by Part III of Form 10-K.  Additionally, with Amendment No. 1 we filed certain exhibits not included with the originally filed Form 10-K.

We are filing this Amendment No. 2 to our Annual Report on Form 10-K (“Amendment No. 2”) to restate certain items in our consolidated statements of cash flows for each of the three years in the period ended December 31, 2009 and report the identification of an additional material weakness as of December 31, 2009.  These restatements are required as a result of errors in the calculations and classifications of foreign currency effects on our cash flows.  See Note 18, Restatement of Consolidated Statements of Cash Flows to our audited consolidated financial statements included in Part II – Item 8 – Financial Statements and Supplementary Data of this report.  The restatements had no impact on our consolidated balance sheets, statements of operations or statements of shareholders’ equity and comprehensive income (loss) for any period presented.

For the convenience of the reader, this Amendment No. 2 presents all information included in our Annual Report on Form 10-K, as amended by Amendment No. 1.  The following items in this report have been amended to give effect to the restatements of our consolidated statements of cash flows:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 8. Financial Statements and Supplementary Data; and

•	Item 9. Controls and Procedures.

The exhibits filed with this Amendment No. 2 include an updated consent of our independent registered public accounting firm, and current certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, we have not otherwise amended or updated the disclosures presented in the Form 10-K originally filed on March 26, 2010.  Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the SEC subsequent to the filing of the originally filed Form 10-K.

Throughout this Annual Report on Form 10-K/A, all references to the “Company,” “Bell Micro,” “we,” “us,” and “our” refer to Bell Microproducts Inc., a California corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K/A, including under the caption Risk Factors in Item 1A of this Annual Report on Form 10-K/A.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

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

Segment and geographic information for the Company is contained in Note 13 — Segment and Geographic Information in our notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

Business Segments

We are in the business of providing computer components and peripherals, server and storage subsystems and solutions, software and value added services to OEMs, VARs, CMs, direct manufacturers, integration and end-user customers.  Our five reportable segments are North America, Europe, ProSys, Latin America and Other (which consists of Rorke Data and TotalTec).  Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments.  See Note 3 — Goodwill and Other Intangible Assets and Note 13 — Segment and Geographic Information in our notes to the consolidated financial statements included in this Annual Report on Form 10-K/A for additional information.

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

Item 1A.                      Risk Factors

In addition to the other information included in this Annual Report on Form 10-K/A, you should carefully consider the risk factors described below.

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

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and identified a number of material weaknesses, primarily related to our failure to maintain an effective control environment.  As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.  Further, we believe that our internal control over financial reporting remains ineffective as of the date of the filing of this Annual Report on Form 10-K/A.  See Item 9A — Controls and Procedures.

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

Our audited consolidated financial statements included in this Annual Report on Form 10-K/A have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Our ability to continue as a going concern is predicated upon, among other factors, our ability to obtain alternate or additional financings, when and if necessary, and our compliance with the provisions of our credit agreements.

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

Item 6.              Selected Financial Data

The following selected consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, respectively, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.  The selected consolidated financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 are derived from our audited consolidated financial statements not contained herein.  The historical results do not necessarily indicate results to be expected for any future period.

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
(3)
Adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) ASC 470-20,  Debt with Conversion and Other Options (“ASC 470-20”) (formerly FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”)).  See Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included elsewhere in this Form 10-K/A.

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

(1)
Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options. See Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included elsewhere in this Form 10-K/A.

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

Credit Agreement Covenants and Consolidated Financial Statement Presentation

Our audited consolidated financial statements included in this Annual Report on Form 10-K/A have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Our ability to continue as a going concern is dependent upon, among other factors, continuing to generate positive cash flows from operations, maintaining compliance with the provisions of our existing credit agreements and, when necessary, our ability to renew such agreements and/or obtain alternative or additional financing.  Our compliance with the provisions of our existing credit agreements and our ability to obtain alternative or additional financing when needed are an important part of our ability to continue as a going concern.

Our credit agreements currently include a number of financial covenants:

•
U.S. Operations.  Our agreement with Wachovia Capital Finance Corporation (Western) (the “Western Facility”) and the other lenders named therein and the credit agreements related to our 9% Senior Subordinated Notes payable to the Retirement Systems of Alabama (“RSA”), principally financing our U.S. operations, require that we satisfy several covenants, including a minimum fixed-charge coverage ratio that requires us to have earnings before interest, income taxes, depreciation, amortization and restructuring charges (“EBITDA”) greater than or equal to a specified percentage of the payments we make for income taxes, interest, capital expenditures and principal payments.  We were required to, and did, satisfy the fixed-charge coverage ratio for the three-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009 based upon a ratio of 35%, 75% and 110%, respectively.  The measurement period extends to two quarters ending December 31, 2009, three quarters ending March 31, 2010, and the 12-month period ending on the last day of each subsequent fiscal quarter, each based upon a ratio of 110%.  We satisfied the fixed-charge coverage ratio as of December 31, 2009, and all other required covenants and currently expect to satisfy the ratio and all other covenants under this agreement as of March 31, 2010 and for at least the next twelve months.  At January 31 and February 28, 2010, we were not in compliance with an intercompany receivable limitation, and at December 31, 2009 we were not in compliance with a cross-default provision due to a breach of the GE Commercial Distribution Finance Corporation agreement as described below.  We obtained a waiver from the Western Facility lenders in March 2010 regarding such non-compliance.  In addition, the lack of compliance under the Western Facility triggered the cross-default provisions under the notes payable to the RSA, and we obtained a waiver of such non-compliance from the RSA in March 2010.

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

Further, our credit agreements contain certain non-financial covenants, such as restrictions on the incurrence of debt liens, mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock and investments, as well as a requirement that we provide audited consolidated financial statements to lenders within a prescribed time period after the close of our fiscal year.

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

Critical Accounting Policies and Estimates

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States.  Note 2 — Summary of Significant Accounting Policies in our notes to the consolidated financial statements included in this Annual Report on Form 10-K/A describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following critical accounting policies require significant judgments regarding assumptions and estimates used in the preparation of our consolidated financial statements.  Actual results could differ from these estimates.

For additional information regarding our accounting policies, see Note 2 – Summary of Significant Accounting Policies in our notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

In 2009 and 2008, we recorded valuation allowances on deferred tax assets in a number of tax jurisdictions, the most significant of which were the U.S., The Netherlands and Germany.  The valuation allowances against the deferred tax assets in these jurisdictions were generally recorded based upon the full deferred tax assets recorded, less any amounts considered realizable due to loss carryback claims.  The most significant tax jurisdictions with deferred tax assets and no valuation allowance included the U.K. and Brazil.  We adjusted our valuation allowance against the deferred tax assets in the United States in the fourth quarter of 2009 to properly reflect the net deferred tax asset that is more likely than not to be realized.  The adjustment reduced the valuation allowance and recorded an income tax benefit of $5.8 million in the fourth quarter of 2009, $2.4 million of which represents an immaterial out of period adjustment associated with the prior year as it was determined that the valuation allowance was not required as a liability had been previously established to offset certain deferred tax assets.  Overall, amounts recorded for deferred tax assets, net of valuation allowance, were $12.3 million and $7.1 million at December 31, 2009 and 2008, respectively.

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

During the fourth quarter of 2008, the CODM started to review financial information differently which included review of Chile and Chile IQQ on a combined basis, which resulted in a change in operating segments.  As a result, we determined that we had ten operating segments at December 31, 2008 and the same seven reportable segments we had at December 31, 2007.

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

Restructuring and Impairment Costs

In 2009, we initiated restructuring plans for our North America, Europe and Latin America reportable segments and, as a result, we incurred restructuring costs and other charges of approximately $3.8 million.  These costs consisted primarily of severance and benefit costs of $3.5 million for involuntary employee terminations and costs of $0.3 million related to the closure and impairment of certain leased facilities.  We terminated 129 employees in North America, 40 employees in Latin America and 66 employees in the United Kingdom and continental Europe in sales, marketing, finance and support functions.  Approximately $1.6 million of the involuntary employee termination costs incurred in 2009 resulted from the cessation of our operations in Italy.  We expect to pay all remaining 2009 restructuring expenses, estimated to be approximately $1.5 million, by the end of the first quarter of 2010.  See Note 7 — Restructuring and Impairment Costs in our notes to the consolidated financial statements included in this Form 10-K/A for additional information.

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

In the fourth quarter of 2009, we reduced our valuation allowance on deferred tax assets and recorded a tax benefit of $6.2 million to reflect the impact of The Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA Act”).  Of this amount: (1) $4.1 million pertains to a carryback of a portion of our 2008 U.S. Federal net operating loss to 2004 based on the provisions of the WHBA Act and Revenue Procedures 2009-52; that carryback was collected in March 2010, and (2) $2.1 million pertains to a valuation allowance determined to be no longer required as a result of the WHBA Act.  In addition to the credits recorded as a result of the WHBA Act, a tax benefit of $2.4 million and a corresponding reduction in the valuation allowance were recorded by us in the fourth quarter of 2009 as it was determined that the valuation allowance was not required as a liability had been previously established to offset certain deferred tax assets.  This out-of-period adjustment, which related to the impact of certain tax positions recorded in 2008, was determined to be immaterial for all periods presented.

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

Restructuring and Impairment Costs

In 2008, we initiated a restructuring plan for our North America, Europe and Latin America reportable segments, and, as a result, we incurred restructuring and impairment costs of $4.3 million.  These costs consisted primarily of severance and benefit costs of $3.9 million for involuntary employee terminations and costs of $0.4 million related to the closure and impairment of certain leased facilities.  We terminated 48 employees in North America, 105 employees in Latin America and 58 employees in the United Kingdom and continental Europe in sales, marketing, finance and support functions.  See Note 7 — Restructuring and Impairment Costs in our notes to the consolidated financial statements included in this Form 10-K/A for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

The following Liquidity and Capital Resources discussion has been updated to reflect the effects of the restatement discussed in Note 18, Restatement of Consolidated Statements of Cash Flows, to the consolidated financial statements in Item 8.

Our audited consolidated financial statements included in this Annual Report on Form 10-K/A have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  We currently have substantial outstanding obligations that could become payable through the first quarter of 2011, including the following:

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

For a discussion of the terms of these lines of credit and notes, see Note 6 – Lines of Credit and Long-Term Debt in our notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.  Additionally, for a discussion regarding our adoption of ASC 470-20, Debt with Conversion and Other Options, see Note 2 – Summary of Significant Accounting Policies in our notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.

Debt, Other Contractual Obligations and Off Balance Sheet Arrangements

The following is a summary of certain contractual obligations and commitments as of December 31, 2009 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt	$11,097	$124,683	$34,811	$—	$170,591
Interest expense on long-term debt	10,363	11,127	1,736	—	23,226
Lines of credit	138,775	42,900	—	—	181,675
Operating leases	10,778	12,841	7,238	10,419	41,276
Supplemental Executive Retirement Plan liability	—	623	776	2,067	3,466
Total	$171,013	$192,174	$44,561	$12,486	$420,234

(1)	Assumes that we continue to satisfy all covenants contained in our debt agreements.
(2)
Includes $110.0 million outstanding associated with our convertible notes that are due March 5, 2024, which include a provision under which the holders have the right to require the Company to repurchase for cash all or a portion of the notes at face value on March 5, 2011.

This table excludes unrecognized tax liabilities computed under ASC 740-10, Income Taxes (“ASC 740-10”, formerly FIN48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109), of $10.4 million because a reasonable and reliable estimate of the timing of future tax payments or settlements, if any, cannot be determined.  See Note 9 — Income Taxes in our notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities during the years ended December 31, 2009, 2008 and 2007 consisted of (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,522	$(82,466)	$(78,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,970	10,774	10,968
Amortization of debt issuance costs	3,746	2,958	2,597
Amortization of debt discount	9,832	8,656	7,761
Stock-based compensation expense	2,518	4,893	1,418
Provision for bad debts	8,214	16,375	7,090
Loss on property and equipment	89	225	610
Remeasurement of ProSys Derivative	(2,840)	4,019	372
(Gain) loss on currency remeasurement	(5,253)	16,965	(1,278)
Impairment of goodwill and other intangibles	—	5,864	52,445
Deferred taxes	(3,657)	(2,008)	2,588
Cash provided by (used in) working capital	11,095	95,401	(5,930)
Net cash provided by (used in) operating activities	$42,236	$81,656	$(105)

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

Cash Flows from Investing Activities

The net cash used in investing activities was $4.0 million, $7.6 million and $11.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, primarily due to the acquisition of property and equipment.

Cash Flows from Financing Activities

The net cash used in financing activities was $43.1 million in 2009, which primarily related to the repayment of $31.4 million under our short-term borrowing facilities and repayments of long-term notes of $11.2 million.  The net cash used in financing activities was $60.2 million in 2008, which primarily related to the repayment of $53.3 million under our short-term borrowing facilities and repayments of long-term notes of $10.9 million, partially offset by proceeds of $10.0 million from long-term notes payable.  The net cash provided by financing activities was $28.9 million in 2007, primarily related to borrowings under our short-term borrowing facilities of $47.4 million, partially offset by debt issuance costs of $9.8 million and payments under long-term notes payable and capital leases of $8.8 million.

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

The contingent put option and the Price Protection represent derivative instruments issued by us that were required to be recorded at fair value.  Based on the terms described above for each, only one of these derivative instruments, and not both, could eventually be exercised by the Holders thereby limiting the maximum liability to us under the agreements discussed above.  Prior to the expiration of the contingent put option, we recorded a derivative liability equal to the greater of the fair value of the Price Protection or the contingent put option, reflective of the fact that only one of the instruments could be exercised at any point in time.  Due to the expiration of the contingent put option, the derivative liability was valued solely based on the Price Protection as of September 30, 2009.  Changes in fair value are recorded as compensation expense in “selling, general and administrative expense” in the consolidated statements of operations.  The derivative liability, which was included in “other accrued liabilities” in our consolidated balance sheets, totaled $4.4 million at December 31, 2008.  The contingent put option and the Price Protection are collectively referred to herein as the “ProSys Derivative.”  We have obligations under agreements entered into in connection with our acquisition of ProSys that constitute a derivative liability.  For details of the terms of this arrangement, See Note 14 — Derivative Instruments in our notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

We have audited the accompanying consolidated balance sheets of Bell Microproducts Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2010 (June 2, 2010 as to the material weakness relating to the preparation of the statements of cash flows) thereon expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
San Jose, California
March 26, 2010
(June 2, 2010 as to the effects of the restatement discussed in Note 18)

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

BELL MICROPRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
	Years Ended December 31,
	2009	2008 (1) (2)	2007 (1)
	(Restated)	(Restated)	(Restated)
	See Note 18	See Note 18	See Note 18
Cash flows from operating activities:
Net income (loss)	$7,522	$(82,466)	$(78,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,970	10,774	10,968
Amortization of debt issuance costs	3,746	2,958	2,597
Amortization debt discount	9,832	8,656	7,761
Stock-based compensation expense	2,518	4,893	1,418
Provision for bad debts	8,214	16,375	7,090
Loss on property and equipment	89	225	610
Remeasurement of ProSys derivative	(2,840)	4,019	372
(Gain) loss on currency remeasurement	(5,253)	16,965	(1,278)
Impairment of goodwill and other intangibles	—	5,864	52,445
Deferred taxes	(3,657)	(2,008)	2,588
Changes in assets and liabilities:
Accounts receivable	7,268	45,757	(23,912)
Inventories	(53,360)	178,225	(45,755)
Prepaid expenses and other assets	(17,795)	(2,730)	3,533
Accounts payable and cash overdrafts	74,165	(117,239)	67,745
Other accrued liabilities	817	(8,612)	(7,541)
Net cash provided by (used in) operating activities	42,236	81,656	(105)
Cash flows from investing activities:
Proceeds from sale of property and equipment	53	47	124
Purchases of property and equipment	(4,036)	(7,604)	(9,247)
Payments associated with acquisitions of businesses, net of cash acquired	—	—	(2,324)
Net cash used in investing activities	(3,983)	(7,557)	(11,447)
Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(31,393)	(53,329)	47,416
Debt issuance costs	(475)	(2,480)	(9,770)
Borrowings under long-term notes payable	—	10,000	—
Payments under long-term notes payable and capital lease obligations	(11,198)	(10,884)	(8,781)
Repurchases of common stock	—	(3,500)	—
Proceeds from issuances of common stock	—	—	36
Net cash (used in) provided by financing activities	(43,066)	(60,193)	28,901
Effect of exchange rate changes on cash	3,170	(31,479)	(3,595)
(Decrease) increase in cash and cash equivalents	(1,643)	(17,573)	13,754
Cash and cash equivalents, beginning of year	22,775	40,348	26,594
Cash and cash equivalents, end of year	$21,132	$22,775	$40,348
Cash payments (receipts) during the year:
Interest paid	$19,364	$26,940	$28,576
Income taxes paid	4,245	3,038	4,935
Income tax receipts	(380)	(5,221)	(1,186)
Supplemental non-cash investing activities:
Purchase price adjustment – ProSys	—	—	5,694
Accrual of earnout payments associated with acquisitions	505	1,151	1,167
Settlement of earnout associated with acquisitions	—	1,056	—

(1)	Adjusted for the retrospective adoption of FASB ASC 470-20, Debt with Conversion and Other Options. See Note 2, “Summary of Significant Accounting Policies.”
(2)	Includes stock-based compensation expense of $1.9 million resulting from the repurchase of 710,036 shares of Company common stock from the former ProSys shareholders.

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

Several of the Company’s credit agreements require that the Company comply with financial and non-financial covenants, including a minimum fixed-charge coverage ratio based upon earnings.  In 2010, 2009, 2008 and 2007, we obtained agreements from our lenders to waive defaults under our debt agreements related to non-compliance with certain of these covenants, and related cross-defaults.  Based upon the Company’s current projections, the Company believes that it will generate sufficient cash flows from operations and maintain debt covenant compliance for at least the next twelve months.  Should the Company be unsuccessful in maintaining debt covenant compliance, the lenders may exercise their option to demand repayment of the amounts outstanding, and there would be uncertainty regarding the Company’s ability to continue as a going concern.  Based upon the Company’s current projections, the Company believes that it will generate sufficient cash flows from operations and maintain debt covenant compliance for at least the next twelve months.  Should the Company be unsuccessful in maintaining debt covenant compliance, the lenders may exercise their option to demand repayment of the amounts outstanding, and there would be uncertainty regarding the Company’s ability to continue as a going concern.

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

Immaterial Reclassifications and Error Correction Disclosure

At December 31, 2008 accounts receivable balances of $5.7 million were reclassified to prepaid expenses and other current assets to conform to the current period presentation.  Certain December 31, 2008 and 2007 selling, general and administrative expense amounts were reclassified to professional fees to conform to the current period presentation.  Subsequent to the issuance of the 2008 financial statements, management determined that the supplemental disclosure of cash paid for interest in the consolidated statement of cash flows for the years ended December 31, 2008 and 2007 contained errors which management believes are immaterial.  The amounts originally reported as $43.3 million and $36.4 million were corrected to $26.9 million and $28.6 million, for the years ended December 31, 2008 and 2007, respectively.

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

As a result of applying ASC 470-20 retrospectively to all periods presented, the Company recognized the following effects on the individual line items on the consolidated statements of operations:

(1)	Incremental interest expense of $9.4 million , $8.1 million and $7.2 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

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

	Consolidated Balance Sheet as of December 31, 2007
	As Previously Reported	ASC 470-20 Adjustments	As Adjusted
	(In thousands)
Common stock	200,308	29,731	230,039
Accumulated deficit	(134,153)	(881)	(135,034)
Total shareholders’ equity	96,436	28,850	125,286

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

As a result of these changes, the Company has re-evaluated its reporting units and has determined that it has nine reporting units at December 31, 2009.

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

On October 13, 2009, the Company entered into a settlement agreement with the Holders covering all claims relating to the earnout payments.  Under the terms of the settlement, the Company paid the Holders $1.5 million by October 21, 2009 and accrued an additional $3.3 million at December 31, 2009 to settle all remaining claims relating to the earnout payments.  On January 4, 2010, the Company paid the remaining $3.3 million of earnout claims to the Holders.  As a result of these payments, the Company has no further obligations to the Holders, other than the payment to the Holders of any amounts not paid on account of pre-acquisition sales tax liabilities up to the amount accrued.  In addition, the Company agreed to relieve the Holders of any liability arising out of the contingent state sales tax liabilities incurred by ProSys prior to the Company’s acquisition of ProSys.  As of December 31, 2009, the Company accrued $6.8 million related to these contingent state sales tax liabilities, including $2.5 million related to the State of Washington.  In January 2010, the Company received a final assessment from the State of Washington for sales tax liabilities in the amount of $1.6 million.  As a result, the remaining accrual of $0.9 million related to the State of Washington is payable to the Holders under the terms of the settlement agreement.

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

Bank of America Facility

On December 2, 2002, certain wholly owned subsidiaries of the Company, based in Europe, entered into a facility arranged by Bank of America, N.A., as agent, to provide a revolving line of credit facility of up to £75.0 million (the “Bank of America Facility”).  The maximum amount of borrowings on the Bank of America Facility is determined based on a percentage of the borrower’s eligible accounts receivable.  On October 20, 2005, the agreement was amended to extend the maturity date to October 20, 2008 and reduce the facility to £60.0 million ($97.2 million using the exchange rate on December 31, 2009 of $1.62/£1.00), increasing to £80.0 million ($129.6 million using the exchange rate on December 31, 2009 of $1.62/£1.00) at the Company’s option.  On May 21, 2008, the agreement was amended to extend the termination date of the facility to October 20, 2011 and decrease the size of the facility from £80.0 million to £76.0 million ($123.1 million using the exchange rate on December 31, 2009 of $1.62/£1.00).  Borrowings under the line of credit bear interest at Bank of America’s reference rate, or the LIBOR rate, as applicable, plus a margin of between 1.75% and 3.0%, based on certain financial measurements.  At the borrower’s option, all or any portion of the outstanding borrowings may be converted to a LIBOR-based revolving loan.  The average interest rates on the outstanding borrowings under the revolving line of credit during the years ended December 31, 2009, 2008 and 2007 were 2.81%, 5.14% and 6.59%, respectively, and the balances outstanding at December 31, 2009 and 2008 were $42.9 million and $23.2 million, respectively.  Obligations of the borrower under the revolving line of credit are collateralized by substantially all of the assets of the borrower.  This agreement is operated in a lock box arrangement.  The revolving line of credit requires the borrower to meet certain financial covenant tests (including maintaining an Adjusted Tangible Net Worth at the end of each quarter of not less than £26.9 million ($43.6 million using the exchange rate on December 31, 2009 of $1.62/₤1.00)) and to comply with certain other covenants, including restrictions on incurrence of debt and liens and restrictions on mergers, acquisitions, asset dispositions, capital contributions, payment of dividends, repurchases of stock, repatriation of cash and investments.  Under this line, if an event is deemed to have a material adverse effect on the borrower, the lender can declare the loan to be in default.  This revolving line of credit has cross-default provisions with other debt, but only within the Company’s European subsidiaries.  Through December 31, 2009, the Company was not in compliance with the European tangible net worth covenant due to the exclusion of certain assets in its covenant calculation.  In March 2010, the Company obtained a waiver of this non-compliance for all prior periods and an amendment to the debt agreement permitting the inclusion of these assets in the calculation in future periods.

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

As of December 31, 2009, the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, the intrinsic value and, for options outstanding, the weighted average remaining contractual life are as follows (in thousands, except for years and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$1.75-$5.21	4,701	4.7	$2.22		319		$3.40
$5.22-$6.33	1,263	2.7	5.97		520		6.04
$6.34-$6.59	169	2.0	6.53		130		6.53
$6.60-$8.23	117	1.2	8.10		117		8.10
$8.24-$10.28	137	0.4	9.70		137		9.70
$10.29 - $11.82	18	2.1	11.82		18		11.82
$1.75-$11.82	6,405	4.1	3.37	$ 6,673	1,241	3.0	$6.10	$ 284

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

NOTE 9 — INCOME TAXES

The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Domestic	$(11,283)	$(55,253)	$(42,075)
Foreign	20,094	(26,685)	(29,710)
Total income (loss) before income taxes	$8,811	$(81,938)	$(71,785)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current provision:
U.S Federal	$(2,266)	$(651)	$(3,102)
State	555	335	1,419
Foreign	6,657	2,851	6,056
Total current provision	4,946	2,535	4,373

Deferred provision (benefit):
U.S. Federal	(5,795)	—	37
Foreign	2,138	(2,008)	2,551
Total deferred provision	(3,657)	(2,008)	2,588
Total provision for income taxes	$1,289	$527	$6,961

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

In the fourth quarter of 2009, the Company reduced its valuation allowance on deferred tax assets and recorded a tax benefit of $6.2 million to reflect the impact of The Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA Act”).  Of this amount: (1) $4.1 million pertains to a carryback of a portion of the Company’s 2008 U.S. Federal net operating loss to 2004 based on the provisions of the WHBA Act and Revenue Procedures 2009-52; that carryback was collected in March 2010, and (2) $2.1 million pertains to a valuation allowance determined to be no longer required as a result of the WHBA Act.  In addition to the credits recorded as a result of the WHBA Act, a tax benefit of $2.4 million and a corresponding reduction in the valuation allowance was recorded by the Company in the fourth quarter of 2009 as it was determined that the valuation allowance was not required as a liability had been previously established to offset certain deferred tax assets.  This out-of-period adjustment, which related to the impact of certain tax positions recorded in 2008, was determined to be immaterial for all periods presented.

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

The following table summarizes the impact of the restatement disclosed in Note 18 on the quarterly condensed consolidated statements of cash flows previously reported for the three, six and nine month periods ended March 31, June 30 and September 30, respectively, of 2008 and 2009 (in thousands).  See Note 18 for a description of the nature of the restatement and the associated errors.

	Three Months Ended March 31, 2009			Six Months Ended June 30, 2009			Nine Months Ended September 30, 2009
	Previously Reported	Adjust-ments	As Restated	Previously Reported	Adjust-ments	As Restated	Previously Reported	Adjust-ments	As Restated
Loss (gain) on currency remeasurement	$1,166 (1)	$1,188	$2,354	$(1,191)	$(3,060)	$(4,251)	$(1,246)	$(3,015)	$(4,261)
Changes in assets and liabilities:
Accounts receivable	(3,406)	3,850	444	48,213	(6,441)	41,772	40,449	(1,208)	39,241
Inventories	(6,279)	7	(6,272)	18,544	7	18,551	2,564	(16)	2,548
Prepaid expenses and other assets	(3,615)	1	(3,614)	(6,201)	820	(5,381)	(8,653)	(4,164)	(12,817)
Accounts payable and cash overdrafts	58,268	(7,544)	50,724	18,500	(6,044)	12,456	10,369	(4,422)	5,947
Other accrued liabilities	(366)	677	311	(2,592)	420	(2,172)	(12,297)	(247)	(12,544)
Net cash provided by (used in) operating activities	50,725	(1,820)	48,905	85,437	(14,298)	71,139	49,448	(13,072)	36,376
Net cash provided by (used in) investing activities	(861)	---	(861)	(1,961)	---	(1,961)	(2,994)	---	(2,994)
Net (repayments) borrowings under lines of credit	(32,863)	(1,253)	(34,116)	(67,885)	3,158	(64,727)	(33,033)	4,302	(28,731)
Net cash (used in) provided by financing activities	(34,712)	(1,253)	(35,965)	(73,961)	3,158	(70,803)	(40,549)	4,302	(36,247)
Effect of exchange rate changes on cash	(6,306)	3,073	(3,233)	(5,559)	11,140	5,581	(4,278)	8,770	4,492
Net increase in cash and cash equivalents	8,846	---	8,846	3,956	---	3,956	1,627	---	1,627

(1)  Included as a component of Other in the previously filed Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2008			Six Months Ended June 30, 2008			Nine Months Ended September 30, 2008
	Previously Reported	Adjust-ments	As Restated	Previously Reported	Adjust-ments	As Restated	Previously Reported	Adjust-ments	As Restated
Loss (gain) on currency remeasurement	$(1,135)	$(1,205)	$(2,340)	$(549)	$(1,158)	$(1,707)	$(229)	$5,102	$4,873
Changes in assets and liabilities:
Accounts receivable	25,941	3,703	29,644	17,575	3,956	21,531	24,238	13,729	37,967
Inventories	72,548	1	72,549	103,946	(1)	103,945	110,710	-	110,710
Prepaid expenses	(1,940)	---	(1,940)	(4,347)	---	(4,347)	(7,420)	---	(7,420)
Other assets	(708)	(3,162)	(3,870)	(8,351)	(5,134)	(13,485)	(6,451)	(4,509)	(10,960)
Accounts payable and cash overdrafts	(84,015)	4,826	(79,189)	(61,844)	5,208	(56,636)	(64,006)	1,480	(62,526)
Other accrued liabilities	(20,945)	---	(20,945)	(7,300)	---	(7,300)	(24,705)	-	(24,705)
Net cash provided by (used in) operating activities	(9,896)	4,163	(5,733)	39,725	2,871	42,596	14,528	15,802	30,330
Net cash provided by (used in) investing activities	(2,409)	---	(2,409)	(2,718)	---	(2,718)	(5,131)	---	(5,131)
Net (repayments) borrowings under lines of credit	(4,796)	(388)	(5,184)	(42,740)	(378)	(43,118)	(2,356)	(4,588)	(6,944)
Net cash provided by (used in) financing activities	(197)	(388)	(585)	(40,393)	(378)	(40,771)	(3,348)	(4,588)	(7,936)
Effect of exchange rate changes on cash and cash equivalents	(925)	(3,775)	(4,700)	(473)	(2,493)	(2,966)	(1,003)	(11,214)	(12,217)
Net (decrease) increase in cash and cash equivalents	(13,427)	---	(13,427)	(3,859)	---	(3,859)	5,046	---	5,046

NOTE 18 — RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

Subsequent to the issuance of its 2009 consolidated financial statements, the Company determined that it would be required to restate its consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007 to correct errors associated with the calculations and classifications of the foreign currency effects on cash flows as prescribed by ASC 230, “Statement of Cash Flows.”  The errors were primarily due to: (1) incorrect classifications of currency gains and losses pertaining to certain foreign currency denominated line of credit borrowings, resulting in overstated/(understated) cash flows from operating activities of $6.5 million, $(12.8) million and $(0.1) million, for the years ended December 31, 2009, 2008 and 2007, respectively, with offsetting impacts to cash flows from financing activities and (2) incorrect classifications of foreign currency adjustments pertaining to long-term intercompany notes, that resulted in overstated/(understated) cash flows from operating activities (within “Changes in assets and liabilities”) of $6.4 million, $(26.4) million and $(4.3) million, for the years ended December 31, 2009, 2008 and 2007, respectively, with corresponding offsetting impacts to the effect of exchange rate changes on cash.  These adjustments had no impact on the Company’s consolidated balance sheets, statements of operations or statements of shareholders’ equity and comprehensive income (loss) for any period presented.

The following table summarizes the impact of the restatement on the consolidated cash flow statements previously reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009 (in thousands):

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Previously Reported	Adjust-ments	As Restated	Previously Reported	Adjust-ments	As Restated	Previously Reported	Adjust-ments	As Restated
Gain (loss) on currency remeasurement	$(2,005)	$(3,248)	$(5,253)	$3,662	$13,303	$16,965	$(274)	$(1,004)	$(1,278)
Changes in assets and liabilities:
Accounts receivable	11,640	(4,372)	7,268	25,573	20,184	45,757	(20,854)	(3,058)	(23,912)
Inventories	(53,353)	(7)	(53,360)	178,225	--	178,225	(45,728)	(27)	(45,755)
Prepaid expenses and other assets	(18,341)	546	(17,795)	(2,531)	(199)	(2,730)	3,164	369	3,533
Accounts payable and cash overdrafts	79,970	(5,805)	74,165	(123,153)	5,914	(117,239)	59,500	8,245	67,745
Other accrued liabilities	837	(20)	817	(8,618)	6	(8,612)	(7,430)	(111)	(7,541)
Net cash provided by (used in) operating activities	55,142	(12,906)	42,236	42,448	39,208	81,656	(4,519)	4,414	(105)
Net cash used in investing activities	(3,983)	---	(3,983)	(7,557)	---	(7,557)	(11,447)	---	(11,447)
Net (repayments) borrowings under lines of credit	(37,927)	6,534	(31,393)	(40,513)	(12,816)	(53,329)	47,549	(133)	47,416
Net cash provided by (used in) financing activities	(49,600)	6,534	(43,066)	(47,377)	(12,816)	(60,193)	29,034	(133)	28,901
Effect of exchange rate changes on cash	(3,202)	6,372	3,170	(5,087)	(26,392)	(31,479)	686	(4,281)	(3,595)
(Decrease) increase in cash and cash equivalents	(1,643)	---	(1,643)	(17,573)	---	(17,573)	13,754	---	13,754

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

In connection with the preparation of the original Annual Report on Form 10-K, the Company completed an evaluation, as of December 31, 2009, under the supervision of and with participation from the Company’s management, including the current Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting included in the original Annual Report on Form 10-K.

Subsequent to the evaluation made in connection with our original Annual Report on Form 10-K, we reevaluated our internal control over financial reporting following the identification of errors that resulted in the restatement of previously issued financial statements, as described further in Note 18 to the consolidated financial statements.  We concluded that these errors were the result of an additional material weakness in the Company’s internal control over financial reporting relating to the preparation of the statement of cash flows as described further in Management’s Report on Internal Control over Financial Reporting (As Revised).  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 and based upon this evaluation, have concluded that they were not effective because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (As Revised).

In light of the material weaknesses described below, including the additional material weakness relating to the preparation of the statement of cash flows, additional analyses and other procedures were performed to ensure that the Company’s restated consolidated financial statements included in this Annual Report on Form 10-K/A were prepared in accordance with GAAP.  These measures included expanded year-end closing procedures, the dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below.  As a result of these measures, management concluded that the Company’s restated consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting (As Revised)

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

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, management used the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on the criteria established by COSO, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

●
Control Environment — The Company did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of its business operations, (ii) insufficient resources and deficient processes for information and communication flows commensurate with the complexity of its organizational and entity structure and (iii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the Company’s financial reporting requirements, which resulted in erroneous or unsupported judgments regarding the proper application of GAAP.  This control environment material weakness also contributed to the following additional material weaknesses.

●
Accrued Liabilities and Reserves - The Company did not have effective controls to ensure that all accrued liabilities were valid, complete and accurate. Specifically, the Company had insufficient processes in place to ensure that invoiced and uninvoiced liabilities for vendor accounts payable were properly indentified and recorded in the appropriate period.  Further, the Company did not have effective controls to ensure that certain analyses to support key assumptions used in the determination of certain of the Company’s reserves were prepared and reviewed.

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

●
Preparation of the Statements of Cash Flows — The Company did not have proper preparation and review procedures in place to ensure an accurate preparation of its consolidated statements of cash flows as required by GAAP.

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

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

During the Quarter Ended December 31, 2009

•
Policies and Procedures — In 2009, the Company developed and implemented or enhanced a number of key accounting and finance-related policies and procedures, including with respect to foreign currency translations, revenue recognition excluding revenue cut-off, accounts receivable, vendor allowances and the preparation of the statement of cash flows.

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

•
Preparation of the Statements of Cash Flows — The Company is implementing updated preparation and review procedures to ensure its consolidated statements of cash flows are accurately prepared in accordance with GAAP.

Management is committed to implementing its remediation action plan to remediate the material weaknesses discussed above.  Management intends to continue to monitor the effectiveness of these actions and will make changes that management determines appropriate.

Changes in Internal Control over Financial Reporting

Except for the identification of the additional material weakness relating to the preparation of the statement of cash flows described in Management’s Report on Internal Control over Financial Reporting (As Revised) and the changes described in Completed and Planned Remediation Actions to Address the Internal Control Weaknesses, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Bell Microproducts Inc.

We have audited the internal control over financial reporting of Bell Microproducts Inc. and its subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting (As Revised).”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment:  control environment; accrued liabilities and reserves; revenue; income taxes; debt covenants; convertible debt valuation; goodwill impairment; fixed asset dispositions; inventory in-transit; general computer controls; and preparation of the statements of cash flows.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 26, 2010 (June 2, 2010 as to the effects of the restatement discussed in Note 18) expressed an unqualified opinion thereon and included an explanatory paragraph relating to the adoption of a new accounting standard and the restatement described in Note 18 to those consolidated financial statements.

/s/ Deloitte & Touche LLP
San Jose, California
March 26, 2010
(June 2, 2010 as to the effects of the restatement discussed in Note 18)

Item 9B.                      Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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
(2)
Under SEC rules, the values reported in the “Stock Awards” and “Options Awards” columns of the Summary Compensation Table reflect the full grant fair value, computed in accordance with FASB ASC Topic 718.  Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions.  Assumptions used in the calculation of this amount for purposes of our consolidated financial statements are included in Note 8 — Stock-Based Compensation Plans in the notes to our consolidated financial statements.

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

(1)
These amounts reflect the full grant date fair value, computed in accordance with FASB ASC Topic 718.  Pursuant to SEC rules, the amounts shown in these columns exclude the impact of estimated forfeitures related to service-based vesting conditions.  Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 8 — Stock-Based Compensation Plans in the notes to our consolidated financial statements.  As of December 31, 2009 each non-employee director held stock options to purchase the following number of shares of our common stock:  Mr. Campbell (30,000) Mr. Chaiken (52,500), Mr. Ernsberger (67,500), Mr. Gelbach (60,000), Mr. Hanelt (22,500); Mr. Ousley (45,000), and Mr. Sanders (37,500).

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)        The following documents are filed as part of this Form 10-K/A:

(1)         Consolidated Financial Statements.

The financial statements (including the notes thereto) listed in the index to consolidated financial statements (set forth in Item 8 of this Form 10-K/A) are filed as part of this Annual Report on Form 10-K/A.

(2)         Consolidated Financial Statement Schedule II — Valuation and Qualifying Accounts.

Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes to the consolidated financial statements included in this Annual Report on Form 10-K/A.

(3)         Exhibits — See Exhibit Index following signature page.

(b)        Exhibits.  See Item 15(a), above.

(c)        Financial Statements and Schedule.  See Item 15(a), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized on June 2, 2010.

BELL MICROPRODUCTS INC.

By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Finanancial Officer
and a duly authorized signatory
(principal financial and accounting officer)

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

2.3
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

10.36	Bell Microproducts Inc. Management Incentive Plan Description for 2010. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 22, 2010. *
10.37	Service Agreement between the Company and Graeme Watt. *
10.38	Executive Employment Agreement between the Company and Robert J. Sturgeon, dated June 26, 2002, and amended and restated as of December 17, 2009. *
10.39	Letter Agreement dated March 17, 2010, by and among Bell Microproducts Limited, other European-based subsidiaries of Bell Microproducts Inc., and Bank of America, N.A. **
10.40	Letter to ProSys Information Systems, Inc. and New ProSys Corp. dated March 18, 2010 from GE Commercial Distribution Finance Corporation. **
10.41
Letter Agreement dated March 24, 2010, executed by and among Bell Microproducts Inc., various U.S. subsidiaries of Bell Microproducts Inc., Wachovia Capital Finance Corporation (Western), and Bank of America, N.A. **

10.42
Letter Agreement dated March 25, 2010, executed by and among Bell Microproducts Inc., The Teachers’ Retirement System of Alabama, The Employees’ Retirement System of Alabama, Judicial Retirement Fund, PEIRAF-Deferred Compensation Plan, and Public Employees Individual Retirement Account Fund. **

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.***

*	Denotes management contract or compensatory plan or arrangement.
**	Previously filed with Amendment No. 1 to this Annual Report on Form 10-K.
***	Furnished, not filed.