Form 10-Q/A
period 2010-03-31
BELL MICROPRODUCTS INC
filed 2010-06-03
CIK 900708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A
(Amendment No. 1)
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-21528

BELL MICROPRODUCTS INC.
(Exact name of registrant as specified in its charter)

California	94-3057566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

EXPLANATORY NOTE

We originally filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 with the Securities and Exchange Commission (“SEC”) on May 17, 2010.  We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q to restate certain items in our condensed consolidated statements of cash flows for the periods ended March 31, 2010 and 2009 and to disclose the remediation initiative associated with an additional material weakness.  These restatements are required as a result of errors in the calculations and classification of foreign currency effects on our cash flows.  See Note 14, Restatements of Condensed Consolidated Statements of Cash Flows, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.  The restatements had no impact on our condensed consolidated balance sheets or statements of operations for any period presented.

For the convenience of the reader, this Amendment No. 1 presents all information included in our Quarterly Report on Form 10-Q.  The following items in this report have been amended to give effect to the restatement of our consolidated statements of cash flows:

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I – Item 4. Controls and Procedures.

The exhibits filed with this Amendment No. 1 include current certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, we have not otherwise amended or updated the disclosures presented in the Form 10-Q originally filed on May 17, 2010.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the originally filed Form 10-Q.

Throughout this Quarterly Report on Form 10-Q/A, all references to the “Company,” “Bell Micro,” “we,” “us” and “our” refer to Bell Microproducts Inc., a California corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

BELL MICROPRODUCTS INC.

INDEX TO FORM 10-Q/A

Forward-Looking Statements	4

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q/A and “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2009.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BELL MICROPRODUCTS INC.

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except per share data

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$20,976	$21,132
Accounts receivable, net	434,982	434,858
Inventories	281,454	295,692
Prepaid expenses and other current assets (1)	48,653	44,088
Total current assets	786,065	795,770

Property and equipment, net	14,603	15,710
Goodwill	21,314	21,456
Other intangibles, net	5,430	6,261
Other long-term assets	16,787	17,779
Total assets	$844,199	$856,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	$10,544	$12,453
Accounts payable	319,515	348,415
Borrowings under lines of credit	217,689	179,691
Current portion of long-term debt	111,083	11,097
Other accrued liabilities	83,915	91,784
Total current liabilities	742,746	643,440

Long-term debt, net of current portion	60,511	159,494
Other long-term liabilities	21,174	22,210
Total liabilities	824,431	825,144
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized; 32,360 and 31,942 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	234,412	233,950
Accumulated deficit	(214,931)	(209,978)
Accumulated other comprehensive income	287	7,860
Total shareholders’ equity	19,768	31,832
Total liabilities and shareholders’ equity	$844,199	$856,976

(1)  Prepaid expenses and other assets were reported separately in prior filings on Form 10-Q.

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

BELL MICROPRODUCTS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

In thousands

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Restated)	(Restated)
	See Note 14	See Note 14
Cash flows from operating activities:
Net loss	$(4,953)	$(4,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,561	2,663
Amortization of debt issuance costs	964	1,141
Amortization of debt discount	2,668	2,275
Stock-based compensation expense	926	561
Provision for bad debts	13	2,154
Loss on currency remeasurement	1,147	2,354
Other	(14)	207
Changes in assets and liabilities:
Accounts receivable	(11,072)	444
Inventories	8,062	(6,272)
Prepaid expenses and other assets	(5,612)	(3,614)
Accounts payable and cash overdraft	(20,456)	50,724
Other accrued liabilities	(7,190)	311
Net cash (used in) provided by operating activities	(32,956)	48,905
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	50
Purchases of property and equipment	(942)	(911)
Net cash used in investing activities	(942)	(861)
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	37,923	(34,116)
Payment of debt financing costs	(102)	(350)
Payments under long-term notes payable and capital lease obligations	(1,655)	(1,499)
Proceeds from issuances of common stock	98	—
Repurchases of common stock	(562)	—
Net cash provided by (used in) financing activities	35,702	(35,965)
Effect of exchange rate changes on cash and cash equivalents	(1,960)	(3,233)
Net (decrease) increase in cash and cash equivalents	(156)	8,846
Cash and cash equivalents, beginning of period	21,132	22,775
Cash and cash equivalents, end of period	$20,976	$31,621
Cash payments and receipts during the period:
Interest	$5,481	$5,567
Income taxes paid	$1,167	$325
Income tax receipts	$6,856	$13
Supplemental non-cash investing activities:
Accrual of earnout payments for acquisitions	$—	$175

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the periods presented have been included.  The Company's financial results for the three months ended March 31, 2010 are not necessarily indicative of the Company’s expected financial results for the year ending December 31, 2010.

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted LPS computations for the periods presented below (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Basic loss per share:
Net loss	$(4,953)	$(4,043)
Shares used in computation:
Weighted average common shares outstanding	32,122	31,790
Basic loss per share instrument, net of taxinstrument, net of tax	$(0.15)	$(0.13)
Diluted loss per share:
Net loss	$(4,953)	$(4,043)
Shares used in computation:
Weighted average common shares outstanding	32,122	31,790
Employee stock options	—	—
Restricted stock units	—	—
Weighted average number of shares	32,122	31,790
Diluted loss per share	$(0.15)	$(0.13)

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

Note 14 — Restatement of Condensed Consolidated Statements of Cash Flows

Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended March 31, 2010, the Company determined that it would be required to restate its condensed consolidated statements of cash flows for the quarters ended March 31, 2010 and 2009 to correct errors associated with the calculations and classifications of foreign currency effects on cash flows as prescribed by ASC 230, “Statement of Cash Flows.”  The errors were primarily due to: (1) incorrect classifications of certain currency gains and losses pertaining to foreign currency denominated line of credit borrowings, resulting in understated cash flows from operating activities of $3.4 million and $1.2 million for the quarters ended March 31, 2010 and 2009, respectively, with offsetting impacts to cash flows from financing activities, (2) and incorrect classifications of foreign currency adjustments pertaining to long-term intercompany notes, resulting in overstated cash flows from operating activities (within “Changes in assets and liabilities”) of $3.0 million for the quarter ended March 31, 2009, with a corresponding offsetting impact to the effect of exchange rate changes on cash.  These adjustments had no impact on the Company’s condensed consolidated balance sheets or statements of operations.

The following table summarizes the impact of the restatement on the condensed consolidated statements of cash flows previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 (in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Previously Reported	Adjust-ments	As Restated	Previously Reported	Adjust-ments	As Restated
Loss on currency remeasurement	$--	$1,147	$1,147	$1,166 (1)	$1,188	$2,354
Changes in assets and liabilities:
Accounts receivable	(12,568)	1,496	(11,072)	(3,406)	3,850	444
Inventories	8,062	--	8,062	(6,279)	7	(6,272)
Prepaid expenses and other assets (2)	(5,612)	--	(5,612)	(3,615)	1	(3,614)
Accounts payable and cash overdrafts	(22,075)	1,619	(20,456)	58,268	(7,544)	50,724
Other accrued liabilities	(6,297)	(893)	(7,190)	(366)	677	311
Net cash (used in) provided by operating activities	(36,325)	3,369	(32,956)	50,725	(1,820)	48,905
Net cash used in investing activities	(942)	--	(942)	(861)	-	(861)
Net (repayments) borrowings under lines of credit	41,292	(3,369)	37,923	(32,863)	(1,253)	(34,116)
Net cash provided by (used in) financing activities	39,071	(3,369)	35,702	(34,712)	(1,253)	(35,965)
Effect of exchange rate changes on cash	(1,960)	--	(1,960)	(6,306)	3,073	(3,233)
Net (decrease) increase in cash and cash equivalents	(156)	--	(156)	8,846	-	8,846

(1)  Included as a component of Other in the previously filed Form 10-Q.

(2)  Prepaid expenses and other assets were reported separately in prior filings on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q/A, as well as the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities.  Actual results could differ materially from these estimates.  Critical accounting policies involving significant estimates include revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, stock-based compensation, accounting for income taxes, goodwill and intangible and long-lived assets, restructuring and related impairment costs, loss contingencies and vendor programs.  The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 and in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A.  The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2009 in the section captioned “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Liquidity and Capital Resources

The following Liquidity and Capital Resources discussion has been updated to reflect the effects of the restatement discussed in Note 14, Restatements of Condensed Consolidated Statements of Cash Flows, to the condensed consolidated financial statements in Item 1.

Our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  We currently have substantial outstanding obligations that could become payable through the first quarter of 2011, including the following:

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

Cash Flows from Operating Activities

Net cash used in operating activities was $33.0 million in the three months ended March 31, 2010.  Net cash provided by operating activities was $48.9 million in the three months ended March 31, 2009.  Our inventories decreased to $281.5 million at March 31, 2010 from $295.7 million at December 31, 2009 due to Europe’s focus on reducing inventory levels for certain vendors.  Our accounts payable and cash overdraft decreased to $330.0 million at March 31, 2010 from $360.9 million at December 31, 2009 as a result of a change in the timing of inventory purchases and receipts and our efforts to manage working capital.

Cash Flows from Financing Activities

Net cash provided by financing activities was $35.7 million in the three months ended March 31, 2010, which primarily related to net borrowings of $37.9 million under our short-term borrowing facilities.  Net cash used in financing activities was $36.0 million in the three months ended March 31, 2009, which primarily related to the repayment of $34.1 million under our short-term borrowing facilities.

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

As previously disclosed under Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2009, we concluded at December 31, 2009 that our disclosure controls and procedures and internal control over financial reporting were not effective based on the material weaknesses identified.  These material weaknesses have continued through the quarter ended March 31, 2010.  As a result of these material weaknesses, which we view as affecting an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.  As a result, we have performed additional procedures designed to ensure the reliability of our financial reporting.  We believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

BELL MICROPRODUCTS INC.

Date: June 2, 2010	By:	/s/ William E. Meyer
William E. Meyer
Exectutive Vice President and Chief Financial officer
and a duly authorized signatory
(principal financial and accounting officer)

Exhibit Index

Quarterly Report on Form 10-Q/A for the

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